Form 10KSB
period 1998-12-31
VAIL BANKS INC
filed 1999-03-31
CIK 1035770

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                    FORM 10-KSB


/X/       Annual Report Pursuant to Section 13 or 15(d) of
          The Securities Exchange Act of 1934
          For the Fiscal Year Ended December 31, 1998
/ /       Transition Report Pursuant to Section 13 or 15(d) of
          The Securities Exchange Act of 1934

                         Commission File Number:  000-25081

                                  Vail Banks, Inc.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

         Colorado                                                84-1250561
    -------------------------------                         -------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)

                  108 South Frontage Road West, Vail, Colorado 81657
              ---------------------------------------------------------
                 (Address of principal executive office)   (Zip Code)

Registrant's telephone number, including area code:  (970) 476-2002
                                                    ---------------

Securities registered pursuant to Section 12(b) of the Act:  None

Name of exchange on which registered:

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $1.00 par value per share.

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes     X         No
                    ------          ------

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.____

     State issuer's revenues for its most recent fiscal year.  $23.8 MILLION
                                                               -------------

     Transitional Small Business Disclosure format.  Yes             No   X
                                                         ------         ------

     State the aggregate market value of the voting stock held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors): As of February 1, 1999: 3,905,928 shares of common stock $1.00 par value (the "Common Stock"), with an aggregate value of $47,359,377 (based on market value of $12.125/share) (computed by reference to the price at which the common equity was sold.)

     State the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date: As of March 1, 1999, there were issued and outstanding 6,040,608 shares of Common Stock, par value $1.00 per share.

                                       PART I


ITEM 1.   BUSINESS.

GENERAL

     Vail Banks, Inc. ("Vail Banks") is a bank holding company headquartered in Vail, Colorado with total assets of approximately $439 million at December 31, 1998. Vail Banks' wholly owned subsidiary, WestStar Bank ("WestStar"), is a Colorado state bank with 20 retail offices located primarily in the western slope region of Colorado. On July 31, 1998, Vail Banks merged with Independent Bankshares, Inc. ("Independent"), a bank holding company, and WestStar merged with Glenwood Independent Bank ("Glenwood"), a Colorado state bank. Glenwood served Garfield County. In connection with the merger, Vail Banks issued an aggregate of 318,770 shares of its Common Stock and paid $3.8 million in cash to holders of Independent common stock. On December 15, 1998, Vail Banks merged with Telluride Bancorp, Ltd. ("Telluride"), a bank holding company. Through Telluride's former subsidiaries, Bank of Telluride and Western Colorado Bank, both Colorado state banks, Vail Banks serves Ouray, San Miguel and Montrose Counties. Vail Banks issued an aggregate of 908,913 shares of Common Stock and paid approximately $13.3 million in cash to the holders of Telluride common stock.

     WestStar was formed in 1977 as a community bank to serve the local residents and businesses of Vail. In 1993, Vail Banks was formed as a bank holding company for WestStar. Vail Banks has maintained WestStar's position as an institution offering a broad range of convenient banking services, delivered with personalized customer service. Vail Banks intends to operate Bank of Telluride and Western Colorado Bank in the same manner. WestStar currently has offices in the region of Colorado locally referred to as the "Western Slope", including Summit County (which includes the Breckenridge and Keystone ski resorts), Eagle County (which includes the Vail and Beaver Creek ski resorts), Delta County, Garfield County (which serves the Aspen and Snowmass ski resorts), Montrose County, Ouray County and San Miguel County (which includes the town and ski resort of Telluride) and offices in Denver. These areas of Colorado are home to a variety of commercial, recreational, entertainment, cultural and tourist enterprises.

     The Western Slope has experienced significant growth in recent years, primarily as a result of an expanding market for first and second homes and summer and winter tourism. As the year-round population of this region has grown, local businesses have prospered by servicing this growth. Consequently, a large concentration of Vail Banks' business is in construction lending and providing banking services for small-to-medium size businesses in its markets. The acquisition of Western Colorado Bank, which is located in a more rural area and is less dependent on customers involved in the tourism industry than WestStar, will diversify the economic base in which Vail Banks operates. To meet the growing needs of its customers and to prepare for future growth throughout the Western Slope, Vail Banks has developed infrastructure by (1) expanding its capabilities in computer technology, (2) entering emerging growth markets by building and staffing new facilities, and (3) centralizing certain administrative, processing, accounting and other operations functions into regional facilities. Although this investment in infrastructure has adversely affected net income since 1994, management believes that the desired infrastructure is now substantially in place to absorb growth in existing markets and to allow for the efficient integration of retail offices in new markets. Management also believes these expenses will be reduced in the future.

     Vail Banks' growth has been designed to maintain customer loyalty through continuity of operations and personnel. Historically, shareholders of entities merged into Vail Banks, who are typically members of the local community, elect to hold ownership stakes in Vail Banks after the merger. Also, local executives and employees of banks and branches merged into Vail Banks are generally interested in and encouraged to continue their employment with Vail Banks. The additions of Bank of Telluride (founded in 1969), Western Colorado Bank (founded in 1950) and Glenwood (founded in 1955) will provide Vail Banks with the opportunity to expand its presence in Western Slope markets through established community banks that have significant local sponsorship. Several directors of WestStar, as well as its president, have been associated with WestStar for more than ten years. The director of Independent and one of the two directors of Telluride who joined the Board of Vail Banks have also been associated with those banks for more than ten years. Vail Banks will consolidate Western Colorado Bank and Glenwood into WestStar in the second quarter of 1999.

     In January 1999, Vail Banks executed a definitive agreement to acquire approximately $43,000,000 of deposits and the branch office of the Glenwood Springs, Colorado branch of World Savings of Oakland, California. World Savings will retain the mortgage loans its owns in Glenwood Springs. The acquisition, which is subject to the receipt of certain regulatory approvals and other customary closing conditions, will be consummated in the second quarter of 1999.

GROWTH STRATEGIES

     Vail Banks intends to enhance and solidify its position as a major provider of community banking services for individuals and small-to-medium size businesses on the Western Slope. As a result of its significant investment in retail offices, technology and administration infrastructure, management believes that Vail Banks' growth, both internally and by merger or acquisition, can be quickly and efficiently integrated.

     Vail Banks believes that it will continue to grow through expansion of its existing market shares, de novo establishment of retail offices and mergers and acquisitions. For example, Vail Banks' loan portfolio, excluding acquisitions, increased from $78.7 million to $269.2 million from December 31, 1995 to December 31, 1998, a compound average annual growth rate of 50.7%. During the same period, Vail Banks opened six de novo branches. The merger with Telluride represents the third acquisition completed by Vail Banks since January 1, 1997. See "Recent Mergers" in this Item 1.

     EXPANSION OF EXISTING MARKET SHARE.   Vail Banks intends to continue to
increase its overall market share in its markets by solidifying relationships with current customers and attracting new customers who desire a local banking relationship. Management believes that this can be accomplished by (1) evaluating the needs of its existing and potential customers to determine ways to enhance services and products, (2) continuing a focus on training and motivating its employees, (3) providing personalized customer service, and (4) further implementing technological advances to make banking more efficient and convenient.

     DE NOVO ESTABLISHMENT OF RETAIL OFFICES. Vail Banks intends to continue to expand its existing business by opening new retail offices in markets where it identifies the potential for growth. Management believes that initially establishing a small presence in a growing community positions Vail Banks to expand with the community, thereby fostering a local identity with existing businesses and consumers in the community as well as offering new customers an alternative to impersonal, institutional banks.

     MERGERS AND ACQUISITIONS.   Vail Banks' merger and acquisition strategy is
to increase its overall market share in its markets by utilizing the existing operations of acquired banking operations and to enter new markets by merging with well established community banks. In assessing potential mergers, Vail Banks focuses on prospects of the merger candidate, credit quality, past financial performance, market share, management, location, community demographics, relative health of the local economy and the terms of the transaction. Management believes that there are a number of community banks that meet Vail Banks' criteria and whose owners may be interested in selling their banks to a community-based organization like Vail Banks. Additionally, management believes that merging with established banks and then methodically integrating their operations and retail offices into Vail Banks allows Vail Banks to offer its broad range of services while maintaining the merged bank's reputation and community ties. Vail Banks' underlying strategy is to streamline operations judiciously, in order to optimize the balance between the potentially conflicting effects of operational integration (which may provide cost savings) and individual community-focused service (which may provide market share and revenue growth).


COMMUNITY BANKING PHILOSOPHY

     WestStar, Bank of Telluride and Western Colorado Bank are community banks that provide a broad range of banking services to consumers and businesses in all of the communities served by their retail offices. Retail offices are operated with the goal of offering individualized customer service and providing superior financial services. Many administrative operations, such as data processing, loan paperwork and documentation, account reconciliation and maintenance, accounting, compliance and overall policy decisions are centralized or will be centralized in order to ensure consistency, accuracy and efficiency and to free retail office personnel to concentrate on providing superior customer service. The managers and employees of each retail office focus on day-to-day customer service, including providing financial services to existing customers, evaluating and working with customers to help choose loan and account options and striving to present a favorable impression of Vail Banks' banking subsidiaries to the community to attract new customers. Management of Vail Banks believes that this organizational structure allows retail offices to offer the friendly, individualized customer service of a community bank, while maximizing the benefits of technological expertise, operating synergies and other cost saving administrative efficiencies.

     Management also believes that community banks should invest a portion of their financial and human resources in the communities within which they operate. Executive officers and market managers live in the communities served by their retail offices, and Vail Banks encourages board members, bank officers and retail office managers to become actively involved in civic and public service activities in their communities. Management believes that this involvement and the substantial resources available at the retail office level for close interaction with customers results in a stronger community and increases Vail Banks' banking subsidiaries' visibility in the community, thereby enhancing their marketing efforts and growth strategies.

HISTORY

     In December 1993, Vail Banks commenced operations by acquiring 100% of the outstanding shares of WestStar, which opened in December 1977. Since that time, Vail Banks has grown through a combination of internal growth, including the establishment of retail offices in selected Western Slope communities, and external growth, including the acquisition of community banks. In 1994, WestStar converted from a national bank to a state bank. In January 1994, WestStar opened a retail office in Avon to begin serving that growing community located west of Vail. In June 1995, Vail Banks acquired Snow Bancorp, a bank holding company located in Dillon, and merged its bank subsidiary into WestStar. Also in 1995, taking advantage of changes to Colorado bank branching laws that permitted subsidiary banks of Colorado bank holding companies to branch into additional locations, WestStar applied for regulatory approval to open retail offices in Frisco and Edwards, which opened in mid-1996. Opportunities to serve more of the Western Slope prompted the merger in 1997 with Cedaredge Financial Services, Inc. ("Cedaredge"), a bank holding company owning retail offices in Basalt, Cedaredge, Delta and Montrose that were converted to WestStar retail offices. WestStar's Gypsum, Breckenridge and Eagle retail offices were opened in 1997. The acquisition of Independent added retail offices in Glenwood Springs and New Castle, and the acquisition of Telluride added Bank of Telluride and Western Colorado Bank, with retail offices in Telluride, Norwood and Montrose. See "Recent Mergers" in this Item 1.

SERVICES AND PRODUCTS

     Through retail offices, Vail Banks serves the banking needs of its business and consumer customers by providing a broad range of commercial and consumer banking products and services in all of the communities served by its retail offices. These services include short-term and medium-term loans, revolving credit facilities, inventory and accounts receivable financing, equipment financing, short-term commercial mortgage lending, installment loans, home improvement loans, short-term loans for the purchase or refinancing of principal residences or second homes, personal banking through computer and telephone access, safe deposit box services and various savings accounts, money market accounts, time certificates of deposit and checking accounts, automated teller machines and night depository services.

     LENDING.   Vail Banks offers loans for business and consumer purposes and focuses its lending activities on individuals and small-to-medium size businesses in its market areas. Lending activities are funded primarily from the core deposit base gathered from the local community. Loan products are concentrated in relatively short-term, variable rate loans, and a majority of the loans at December 31, 1998 have a committed term of less than two years. At December 31, 1998 approximately 44% of loans had an average term greater than one and less than five years, and less than 11% percent of loans had a term greater than five years. Collateral for loans is concentrated in real estate, operating business assets and other personal and business assets. Prior to the mergers with Independent and Telluride, lending was primarily focused on small-to-medium size businesses; however, these acquisitions are expected to foster continued expansion in consumer loan activity. Vail Banks also participates in many Small Business Administration ("SBA") programs. It has experienced significant growth in its SBA lending division since 1995, and in January 1999 the SBA designated WestStar as one of the top

25 SBA lenders in Colorado during 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition" in Item 6.

     DEPOSITS.   Vail Banks offers the usual and customary range of depository products provided by commercial banks to both consumers and businesses, including checking, savings and money market accounts and certificates of deposit. Deposits are insured by the Federal Deposit Insurance Corporation up to statutory limits. Generally, deposits are short-term in nature with approximately 65% of WestStar's deposits having a term in excess of three months, and approximately 20% having a term in excess of one year. Within ranges set by policies determined on a centralized basis, retail office managers have local authority to determine the type, mix and pricing of the depository products offered to best compete in a retail office's particular marketplace and to provide appropriate funding for Vail Banks' assets. Additionally, because some of Vail Banks' markets (Eagle and Summit Counties) are located in resort areas, seasonality of deposits can run as high as 15% to 20% of deposits, with deposits peaking during the ski season, increasing in December and declining in April of each year. Management believes that deposits in non-resort, Western Slope markets, including the Montrose market in which Vail Banks will have a greater presence after the Telluride Merger, will serve to reduce the overall impact of such seasonality.

     OTHER SERVICES.   WestStar's centralized administrative operations and use
of advanced technology allow it to offer its customers the option and flexibility of monitoring their loan and account activity and conducting some banking transactions 24 hours a day through personal computers from their home or business. Telephone access allows customers to receive up-to-the-minute account balances, deposit status, checks paid, withdrawals made, loan status, loan amounts due and other specifics relating to services provided by WestStar. WestStar has a total of 12 automated teller machines available to its customers, six of which are located at retail offices and six of which are located elsewhere in WestStar's market area. Through agreements with other banks and ATM networks, customers have access to automated teller machines throughout the world.

ADMINISTRATION OF THE BANKING SUBSIDIARIES OF VAIL BANKS

     The retail offices operate through a customer driven organization. Market managers and retail office managers operate with significant customer service-oriented local autonomy, within criteria established by WestStar, to provide financial services to existing customers, to make lending decisions with respect to potential customers, to price deposit products and to present a favorable impression of WestStar, Bank of Telluride and Western Colorado Bank to the community in order to attract new customers. Many functions that can be centralized with common administration have been placed in operations centers.

     At the operations facilities (currently located in Dillon, Vail, Delta and Avon), Vail Banks offers administrative services, oversight and support to the retail offices, including data processing, accounting services, investments, credit policy formulation, loan documentation and a customer service center to provide PC banking and other customer service assistance. In early 1999, Vail Banks intends to further consolidate administrative functions at a new 30,800 square foot facility being built by Vail Banks in Gypsum. See Item 2.

     Management believes that by standardizing products, services and systems and providing appropriate holding company support, market managers, retail office managers and other personnel can concentrate on individual customer service and community relations. Management also believes that continued centralization of services will benefit the individual retail offices by lowering expenses of administration and data processing services, by streamlining credit policy formulation and supervision and by facilitating compliance with the requirements of increasingly complex banking regulations. Ultimately, such standardization and centralization is intended to contribute to Vail Banks' acquisition strategy by improving the results of operations of acquired banks and retail offices. Vail Banks believes that autonomy at the retail office level allows its banking subsidiaries to better serve customers in the respective communities, and thus enhances business opportunities and operations. This structure also has served in the past to ease the integration of banks acquired by Vail Banks because it allows Vail Banks generally to maintain customer familiarity (by maintaining existing management and retail office culture), while at the same time transitioning new retail offices into Vail Banks' policies and procedures (by utilizing centralized administrative operations and management personnel) and providing a higher level of service and expertise through operating efficiencies generated by centralization.

TECHNOLOGY

     Vail Banks' use of advanced technology enables it to offer customers fast, efficient services and connects all of Vail Banks' financial service representatives with on-line, real-time access to information concerning all customer account data. Additionally, advanced hardware and software has been installed in Dillon, Avon and Delta and will be installed in the new operations facility in Gypsum by early 1999 that will "image" or photograph all items (checks, deposit tickets and payments, etc.) in each local market at the end of each day. The images will then be transmitted for centralized processing where the various accounts and items will be balanced and processed. Once processed, the images of checks and deposit tickets will be simultaneously associated with the appropriate customer's account, where they will be stored indefinitely and retrieved to be printed on multi-check pages for statements on a monthly basis. The imaging system also will allow, via a data network, instant access at all retail offices to current and, on a going forward basis, loan files, customer signature cards and other data that is available currently only on an originating retail office basis. Independent's data processing systems have been integrated into this imaging system, and Telluride's banks have recently converted to a similar, centralized imaging system. Vail Banks believes that its technology platform is and will be among the most advanced for banks of Vail Banks' size in Colorado and provides Vail Banks with the resources to continue to offer leading edge services to current and new customers. Vail Banks believes that the integrity of client information is well protected by its data security system and its off-site disaster back-up storage facilities.

COMPETITION

     The banking business is highly competitive, and the profitability of Vail Banks depends principally upon Vail Banks' ability to compete in the markets in which its banking operations are located. The financial services industry is currently highly fragmented, but consolidation in the industry has begun to reduce the number of independent banks. Vail Banks competes with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, asset-based non-bank lenders and certain other nonfinancial institutions, including retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing than Vail Banks. Many competitors of Vail Banks have much greater financial resources, greater name recognition and more offices than Vail Banks. Some of these entities and institutions are not subject to the same regulatory restrictions as Vail Banks. Vail Banks believes it has been able to compete effectively with other financial institutions by emphasizing customer service, technology and local office decision-making, by establishing long-term customer relationships and building customer loyalty, and by providing products and services designed to address the specific needs of its customers.

     Legislation permitting full nationwide interstate banking and branching was recently enacted by Congress. The Colorado legislature has passed a law permitting interstate branching (the acquisition of a bank in Colorado by an out-of-state bank without the requirement of maintaining a Colorado banking charter) that became effective in 1997. These new laws may lead to increased competition from out-of-state banks in Vail Banks' markets. See "Supervision and Regulation" in this Item 1.

     Management believes that each banking subsidiary of Vail Banks will be able to compete successfully in its respective communities. Vail Banks believes its competitive strengths include its reputation for developing and continuing banking relationships, responsiveness to customer needs and individualized customer service and skilled and resourceful personnel. Management believes that large, institutional banks cannot or are unwilling to offer a high level of individualized customer service, and that Vail Banks' customers and potential customers in its markets choose to bank with Vail Banks in order to take advantage of this attention while also receiving a range of banking services at competitive prices. The factors affecting competition include banking and financial services provided, customer service and responsiveness, customer convenience and office location. Vail Banks further believes that the community commitment and involvement of its personnel and its commitment to providing quality banking and financial services are factors that should allow it to continue to maintain and improve its competitive position.

     Vail Banks also faces competition in acquiring financial institutions. Colorado has recently experienced a significant consolidation of its banking industry, and many large holding companies with greater resources than Vail Banks (including several out-of-state holding companies) are actively pursuing acquisitions in Colorado. This competition affects the acquisition opportunities for Vail Banks and can affect the cost of such acquisitions.

EMPLOYEES

     As of December 31, 1998, Vail Banks and its banking subsidiaries employed approximately 283 persons, 238 on a full-time basis and 45 on a part-time basis. Neither Vail Banks nor any of its banking subsidiaries is a party to any collective bargaining agreement, and Vail Banks believes that its employee relations are good.

     In March 1999, Vail Banks announced that it would consolidate two of its banking subsidiaries into WestStar. In connection with the consolidation, Vail Banks will close two banking offices resulting in significant management and staff adjustments.

                              SELECTED FINANCIAL DATA

     The selected historical data set forth below should be read in conjunction with "Recent Mergers," "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and notes thereto and other financial data contained elsewhere in this Annual Report on Form 10-KSB.

                                                                            As of or for the year ended
                                                                                   December 31,
                                                ----------------------------------------------------------------------------------
                                                     1998           1997        1996           1995         1994          1993
                                                   ---------    ----------   ----------    -----------   -----------   ----------
                                                                     (Dollars in thousands, except share data)
OPERATING DATA:
Interest income.............................      $   21,383    $   14,022   $   11,655    $     8,582   $     5,041   $    4,417
Interest expense (1)........................           7,809         4,514        4,210          3,045         1,452        1,256
                                                   ---------    ----------   ----------    -----------   -----------   ----------
     Net interest income....................          13,574         9,508        7,445          5,537         3,589        3,161
Provision for loan losses...................               0           232          154             40          (125)        (200)
                                                   ---------    ----------   ----------    -----------   -----------   ----------
     Net interest income after provision
       for loan losses......................          13,574         9,276        7,291          5,497         3,714        3,361
Noninterest income..........................           2,388         1,273        1,071            911           733        1,052
Noninterest expenses........................          13,048         9,787        7,740          5,621         3,553        2,989
                                                   ---------    ----------   ----------    ----------    -----------   ----------
     Income before income taxes.............           2,914           762          622            787           894        1,424
Income tax expense..........................             955           288          257            266           377          271
                                                   ---------    ----------   ----------    -----------   -----------   ----------
     Net income.............................           1,959           474          365            521           517        1,153
Income tax benefit of net operating
   loss carryforwards.......................           1,343           274          242            264           368          271
                                                   ---------    ----------   ----------    -----------   -----------   ----------
Total increase in shareholders' equity
   after benefit of loss carryforwards......      $    3,302    $      748   $      607    $       785   $       885   $    1,424
                                                   ---------    ----------   ----------    -----------   -----------   ----------
                                                   ---------    ----------   ----------    -----------   -----------   ----------
COMMON SHARE DATA (2)
Earnings per common share (basic)...........      $     0.47    $     0.23   $     0.21    $      0.30   $      0.39   $     0.87
Earnings per common share (diluted) ........            0.47          0.23         0.21           0.30          0.39         0.82
Book value per common share.................            9.00          5.91         5.29           5.16          3.95         3.75
Tangible book value per common share........            5.20          4.19         4.35           4.14          3.95         3.75
Cash dividends per common share.............            0.00          0.00         0.22           0.34          0.51         0.00
Weighted average common shares outstanding
   (basic)..................................       2,691,987     2,100,423    1,778,373      1,763,021     1,320,390    1,306,930
Weighted average common shares outstanding
  (diluted).................................       3,361,560     2,153,653    1,870,431      1,855,079     1,412,448    1,398,988
End of period common shares outstanding.....       6,040,608     2,250,980    1,782,510      1,766,050     1,320,390    1,306,930

BALANCE SHEET DATA (END OF PERIOD):
Total assets................................      $  439,122    $  231,191   $  157,194    $   136,931    $   82,366   $   75,165
Investment securities.......................          40,735        19,732       18,843         22,094        28,297       29,606
Net loans...................................         266,601       153,549      105,963         78,067        31,896       28,467
Allowance for loan losses...................           2,590         1,364          823            620           361          353
Deposits....................................         377,572       206,215      144,350        125,564        75,028       68,112
Note payable................................           1,114         1,200        1,400          1,600         1,800        1,950
Shareholders' equity........................          54,376        17,868        9,429          9,121         5,222        4,904

PERFORMANCE RATIOS:
Return on average assets(3)  ...............         0.75%          0.29%          0.26%          0.49%         0.70%        1.66%
Return on average shareholders' equity(3) ..         8.78           3.71           3.94           5.78         10.21        18.52
Net interest margin(3) .....................         6.31           6.80           6.14           6.09          4.87         4.55
Operating efficiency ratio(4) ..............        81.75          89.54          84.56          83.84         82.21        70.95
Shareholders' equity to total assets........        12.38           7.73           6.00           6.66          6.34         6.52
Loan to deposit ratio.......................        70.61          74.46          73.41          62.17         42.51        41.79

ASSET QUALITY RATIOS (END OF PERIOD):
Nonperforming assets to total assets(5) ....         0.41%          0.09%          0.04%          0.35%         0.03%        0.58%
Nonperforming loans to total loans(6) ......         0.51           0.14           0.06           0.45          0.00         0.18
Net loan charge-offs (recoveries) to average         0.07           0.03          (0.05)         (0.07)        (0.43)       (0.79)
total loans.................................
Allowance for loan losses to total loans....         0.96           0.88           0.77           0.79          1.12         1.22
Allowance for loan losses to nonperforming
  loans.....................................       187.27%        637.38        1266.15         174.16            NM*      666.04

CAPITAL RATIOS (END OF PERIOD)(7):
Leverage ratio..............................         7.69%          7.33%          6.23%          7.22%         9.11%        9.70%
Tier 1 risk-based capital ratio.............        11.42           8.26           8.59           9.93         17.22        20.51
Total risk-based capital ratio..............        12.34          10.15           9.37          10.62         18.12        21.57

---------------

* "NM" represents a number that is not calculable because there were no performing loans.
(1)  Includes expenses associated with Mandatorily Convertible Debentures.
(2) Adjusted for the 10-for-one stock split. Does not include conversion of the Series A Preferred Stock and the Mandatorily Convertible Debentures except in diluted computations.
(3)  Interim periods annualized.
(4) Calculated by dividing total noninterest expenses, excluding intangible asset amortization, by net interest income plus noninterest income.
(5) Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more, restructured loans and other real estate owned.
(6) Nonperforming loans consist of nonaccrual loans, loans past due 90 days or more and restructured loans.
(7) Leverage and risk-based capital ratios are defined in "Supervision and Regulation."

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

     THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT")) CONCERNING VAIL BANKS' MERGERS, OPERATIONS, PERFORMANCE AND FINANCIAL CONDITION, INCLUDING, IN PARTICULAR, THE LIKELIHOOD OF VAIL BANKS' SUCCESS IN DEVELOPING AND EXPANDING ITS BUSINESS. THESE STATEMENTS ARE BASED UPON A NUMBER OF ASSUMPTIONS AND ESTIMATES WHICH ARE INHERENTLY SUBJECT TO SIGNIFICANT UNCERTAINTIES, MANY OF WHICH ARE BEYOND THE CONTROL OF VAIL BANKS. CONSEQUENTLY, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH BELOW.

RISKS INVOLVED IN MERGER AND ACQUISITION STRATEGY

     Vail Banks believes that a portion of its growth will come from mergers with and acquisitions of banks and other financial institutions. Vail Banks has not previously consummated mergers on the same scale as the recent mergers. Vail Banks merged with Telluride (the "Telluride Merger") on December 15, 1998. It merged with Independent (the "Independent Merger") on July 31, 1998. Mergers and acquisitions involve risks of (1) changes in results of operations, (2) unforeseen liabilities relating to the merged institutions or arising out of the merger transaction, (3) asset quality problems of the merged entity and (4) other conditions not within the control of Vail Banks. Such other conditions include adverse personnel relations, loss of customers because of change of identity, deterioration in local economic conditions and other risks affecting the merged institutions.

     Vail Banks cannot assure that any acquisition or merger that it completes will enhance its business or results of operations. Mergers or acquisitions may have an adverse effect upon Vail Banks' results of operations, particularly during periods in which the mergers or acquisitions are being integrated into Vail Banks' operations. Vail Banks must compete with a variety of individuals and institutions for suitable merger and acquisition candidates. This competition includes bank holding companies with greater resources than Vail Banks. Furthermore, merger and acquisition candidates may not be available or available on terms favorable to Vail Banks. Such competition could affect Vail Banks' ability to pursue mergers and acquisitions. See "Recent Mergers" in this
Item 1.

     In addition, as a result of the growth from mergers, Vail Banks' management must successfully integrate the operations of merged institutions with those of Vail Banks. Vail Banks must (1) consolidate data processing operations, (2) combine employee benefit plans, (3) create joint deposit and lending products,
(4) develop unified marketing plans and (5) consolidate other related areas. Vail Banks will incur additional expenses to accomplish these goals. These expenditures could negatively impact Vail Banks' net income. Completion of these tasks could divert management's attention from other important issues. In addition, the process of merging and acquiring banks and other financial institutions could have a material adverse effect on the operation of their businesses. These effects could have an adverse impact on combined operations. Vail Banks may also incur additional unexpected costs in connection with the integration of merged and acquired banks. These unexpected costs could negatively impact Vail Banks' net income. See "Recent Mergers" in this Item 1.

NEED FOR ADDITIONAL FINANCING

     Vail Banks' ability to merge with and acquire financial institutions may depend on its ability to obtain additional debt and equity funding. Vail Banks has no commitments for additional borrowings or sales of equity capital. It cannot assure that it will be successful in consummating any future financing transactions. Factors which could affect Vail Banks' access to the capital markets, or the costs of such capital, include (1) changes in interest rates,
(2) general economic conditions and the perception in the capital markets of Vail Banks' business, (3) results of operations, (4) leverage, (5) financial condition and (6) business prospects. Each of these factors is to a large extent subject to economic, financial, competitive and other factors beyond Vail Banks' control. Borrowing restrictions contained in certain regulations which apply to Vail Banks and its subsidiary banks may also have an effect on Vail Banks' ability to obtain additional financing. Vail Banks' future credit facilities may significantly restrict Vail Banks' ability to incur additional indebtedness. Vail Banks' ability to repay any then outstanding indebtedness at maturity may depend on its ability to refinance such indebtedness. Its ability to refinance could be adversely affected if Vail Banks is not able to sell additional debt or equity securities on terms reasonably satisfactory to Vail Banks.

NO PRESENT INTENTION TO PAY DIVIDENDS; RESTRICTIONS ON ABILITY TO PAY DIVIDENDS

     Vail Banks presently intends to retain its earnings to finance its growth and expansion and for general corporate purposes. In the future, the payment of dividends on the Common Stock, if any, will depend upon (1) Vail Banks' profitability and financial condition, (2) capital requirements, (3) future growth plans and (4) other factors deemed relevant by Vail Banks' Board of Directors. Further, certain regulations provide that a bank holding company should not maintain a level of cash dividends that undermines its ability to serve as a source of strength to its banking subsidiaries. See "Dividends" in
Item 5.

     Vail Banks' principal source of funds to pay dividends on the shares of Common Stock will be cash dividends that Vail Banks receives from its banking subsidiaries. Under regulations of the State of Colorado Division of Banking (the "CDB") and the Board of Governors of the Federal Reserve System (the "Federal Reserve"), approval of regulators is required if the total of all dividends declared by WestStar, Bank of Telluride and Western Colorado Bank in any calendar year exceeds the total of its respective net profits of that year combined with its retained net profits of the preceding two years, less any required transfers to surplus or transfers to a fund for the retirement of preferred stock. At December 31, 1998, net assets available from WestStar, Bank of Telluride and Western Colorado Bank to pay dividends without prior approval from regulatory authorities totaled approximately $1,346,000, $449,000, and $1,038,000, respectively. See "Supervision and Regulation" in this Item 1.

     The federal banking statutes prohibit federally insured banks from making any capital distributions (including a dividend payment) if the institution would be "undercapitalized" as defined by statute. In addition, the relevant federal regulatory agencies also have authority to prohibit an insured bank from engaging in an unsafe or unsound practice, which could include the payment of dividends. See "Supervision and Regulation" in this Item 1.


LOCAL ECONOMIC CONDITIONS

     The success of Vail Banks depends to a great extent upon general economic conditions in the communities it serves. Vail Banks primarily operates on the Western Slope. Some parts of the Western

Slope are largely dependent on seasonal tourism that particularly affects small-to-medium size businesses. These businesses are a significant portion of Vail Banks' borrowers. The seasonality of Vail Banks' business in those areas results in fluctuations in deposit and credit needs. In some of Vail Banks' markets (Eagle and Summit Counties), seasonal deposits can run as high as 15% to 20% of total deposits, with deposits peaking during the ski season--increasing in December and declining in April of each year. In addition, a decline in the economy of these areas could have a material adverse effect on Vail Banks' business. A decline could affect (1) the demand for new loans, (2) refinancing activity, (3) the ability of borrowers to repay outstanding loans and (4) the value of loan collateral. A decline could also adversely affect asset quality and net income. See "Business--General" in this Item 1.

DEPENDENCE UPON KEY PERSONNEL

     The continued success of Vail Banks substantially depends upon the efforts of the directors and executive officers of Vail Banks. Vail Banks particularly depends on E.B. Chester, Jr. and Lisa M. Dillon. The success of Vail Banks depends in large part on the retention of present key management personnel. It also depends on Vail Banks' ability to hire and retain additional qualified personnel in the future. Neither Mr. Chester nor Ms. Dillon has entered into employment agreements with Vail Banks. Vail Banks does not maintain key-person life insurance coverage on either of them.

CERTAIN ANTI-TAKEOVER PROVISIONS

     Vail Banks' Articles of Incorporation and Bylaws contain certain provisions that may delay, discourage or prevent an attempted acquisition or change in control of Vail Banks. These provisions include (1) a Board of Directors classified into three classes of directors with the directors of each class having staggered, three-year terms and providing for the removal of directors only for cause, and (2) noncumulative voting for directors. Vail Banks' Articles of Incorporation authorize the Board of Directors of Vail Banks to issue shares of preferred stock of Vail Banks without shareholder approval. The preferred stock may be issued upon any terms that the Board of Directors may determine. The issuance of preferred stock may provide desirable flexibility in connection with possible mergers, acquisitions, financings and be used for other corporate purposes. But the preferred stock make it more difficult for a third party to acquire, or discourage a third party from acquiring, a controlling interest in Vail Banks.

GOVERNMENT REGULATION

     The banking industry is regulated by federal and state regulatory authorities. The Federal Reserve and the CDB supervise and regularly examine Vail Banks and WestStar. In addition to the CDB, the Federal Deposit Insurance Corporation ("FDIC") regulates and examines Bank of Telluride and Western Colorado Bank. Federal and state banking law regulates and limits Vail Banks' credit extensions, securities purchases, dividend payments, acquisitions, branching and many other aspects of the banking business. Banking laws are designed primarily to protect depositors and customers, not investors. These laws include, among other things, (1) minimum capital requirements, (2) limitations on products and services offered, (3) geographical limits, (4) consumer credit regulations, (5) community investment requirements and (6) restrictions on transactions with affiliated parties.

     Financial institution regulation has been the subject of significant legislation in recent years. This regulation may be the subject of further significant legislation in the future. Vail Banks has no control over changes in regulation. This regulation substantially affects the business and financial results of all financial institutions and holding companies, including Vail Banks and its banking subsidiaries. Vail Banks cannot predict the impact of changes in such regulations on Vail Banks' business and profitability. Changes in regulation could adversely affect Vail Banks' financial condition and results of operations. See "Supervision and Regulation" in this Item 1.

COMPETITION

     The banking business is highly competitive. The profitability of Vail Banks depends principally upon its ability to compete in its market areas. Vail Banks competes with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other nonfinancial institutions, including retail stores which may maintain their own credit programs, and certain governmental organizations which may offer more favorable financing alternatives than Vail Banks. Many of such competitors may have greater financial and other resources than Vail Banks. Vail Banks has been able to compete effectively with other financial institutions by
(1) emphasizing customer service, technology and local office decision-making,
(2) establishing long-term customer relationships and building customer loyalty, and (3) providing products and services designed to address the specific needs of its customers. Vail Banks may not be able to continue to compete effectively in the future. Further, changes in government regulation of banking, particularly recent legislation which removes restrictions on interstate banking and permits interstate branching, are likely to increase competition by out-of-state banking organizations or by other financial institutions in Vail Banks' market areas. See "Business--Competition" in this Item 1.

CONTROL BY MANAGEMENT

     The directors and executive officers of Vail Banks beneficially own approximately 35% of the outstanding Common Stock. Furthermore, E. B. Chester, Jr., Chairman of Vail Banks, beneficially owns approximately 20% of the outstanding Common Stock. Accordingly, these persons will have substantial influence over the business, policies and affairs of Vail Banks, including the ability potentially to control the election of directors and other matters requiring shareholder approval by simple majority vote.

INTEREST RATE RISK

     Vail Banks' earnings depend to a great extent on its net interest income. Net income is the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings. The net interest margin is highly sensitive to many factors that are beyond Vail Banks' control. These factors include general economic conditions and the policies of various governmental and regulatory authorities. Increases in the discount rate by the Federal Reserve usually lead to rising interest rates. These interest rate shifts affect Vail Banks' interest income, interest expense and investment portfolio. Also, governmental policies, such as the creation of a tax deduction for individual retirement accounts, can increase savings and affect the cost of funds. From time to time, maturities of assets and liabilities are not balanced, and a rapid increase or decrease in interest rates could have an adverse effect on the net interest margin and results of operations of Vail Banks. Vail

Banks cannot predict the nature, timing and effect of any future changes in federal monetary and fiscal policies.

YEAR 2000 COMPLIANCE

     The advent of the year 2000 presents significant issues regarding how a company's software and operating systems will deal with the numerical value representing the year 2000 ("Y2K"). This issue extends beyond individual companies to include the effect on other companies with which they do business. Vail Banks has responded proactively to address this issue with respect to its own information technology ("IT") systems and has already converted critical mainframe and PC based operating systems and software. Vail Banks expects to incur approximately $200,000 in Y2K related expenses, approximately $130,000 of which have already been incurred. In addition, Vail Banks has tested its mission critical non-IT systems and processes. Management believes that those systems are Y2K-compliant. Management also believes that all Vail Banks' operations affected by Y2K issues will be tested and compliant in advance of the year 2000. Vail Banks cannot assure that there will not be any Y2K operating problems or expenses that will arise with Vail Banks' IT systems or non-IT systems and processes. Likewise, it cannot assure that there will not be any Y2K problems or expenses that arise with Vail Banks' interface with the computer systems and software of its suppliers, clients and other financial institutions with which it interacts. Because such third-party systems or software may not be Y2K-compliant, Vail Banks could be required to incur unanticipated expenses to remedy any problems. These problems could have a material adverse effect on Vail Banks' business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Impact of the Year 2000 Issue" in Item 6.


RECENT MERGERS

     THE INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB WITH RESPECT TO THE MERGERS DESCRIBED BELOW IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE COMPLETE TEXT OF THE RESPECTIVE MERGER AGREEMENTS, COPIES OF WHICH HAVE BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AS EXHIBITS TO THIS FORM 10-KSB.

GENERAL

     Vail Banks completed the Telluride Merger on December 15, 1998, the Independent Merger on July 31, 1998 and the merger with Cedaredge (the "Cedaredge Merger") in December 1997. Each merger is described below. Management of Vail Banks believes that the mergers will (1) expand Vail Bank's market area to desirable locations; (2) broaden the base of operations for Vail Banks and diversify risks that may exist in Vail Banks' markets; (3) improve profitability as a result of the economies of scale achieved in the combination of resources;
(4) result in a larger organization that should better enable management to attract well-qualified employees and provide opportunities to broaden access to capital markets and merger opportunities; and (5) allow each of Vail Banks' subsidiary banks to access products, services, talents and capabilities of the other subsidiary banks and their management and employees. See "Business--Growth Strategies" in this Item 1.

TELLURIDE BANCORP, LTD. MERGER

     On December 15, 1998, Vail Banks and Telluride consummated the merger of Telluride into Vail Banks. Vail Banks was the survivor in the merger. Therefore, Bank of Telluride and Western Colorado Bank became wholly-owned subsidiaries of Vail Banks. The shareholders of Telluride received an aggregate of 908,913 shares of Common Stock and approximately $13.3 million in cash. In connection with the Telluride Merger, Vail Banks added Garner F. Hill, II, former Chairman of Telluride, and Dennis R. Devor, a former director of Western Colorado Bank, to its Board of Directors. Vail Banks also entered into two-year employment agreements with seven employees of Telluride.

     Telluride began operations as a bank holding company for Bank of Telluride in October 1988. It owned all of the issued and outstanding capital stock of Bank of Telluride and Western Colorado Bank. Telluride had assets of approximately $132 million at the date of the Telluride Merger. Telluride, through its subsidiaries, engages in commercial and consumer banking activities primarily in Ouray, Montrose and San Miguel County.

INDEPENDENT BANKSHARES, INC. MERGER

     On July 31, 1998, Vail Banks and Independent consummated both the merger of Independent into Vail Banks and the merger of Glenwood, the wholly-owned banking subsidiary of Independent, into WestStar. The shareholders of Independent received an aggregate of 318,770 shares of Vail Banks Common Stock and $3.8 million in cash. Donald L. Vanderhoof, the former Chairman of the Board of Independent, was elected to the Board of Directors of Vail Banks in connection with the Independent Merger.

     Prior to the Independent Merger, Glenwood provided a wide range of commercial and consumer banking products and services for small-to-medium size businesses, consumers and professionals. At June 30, 1998, Glenwood's loan portfolio was comprised as follows: commercial, financial and agricultural (12%); real estate--construction (8%); real estate--mortgage (53%); and installment loans (27%). Glenwood provided its customers with a competitive variety of deposit products and services, installment and home equity loans, credit cards and other customary banking services. A majority of Glenwood's business was originated in Garfield County, which includes Glenwood Springs.

CEDAREDGE FINANCIAL SERVICES, INC. MERGER

     In the Cedaredge Merger, consummated on December 1, 1997, Vail Banks purchased all of the issued and outstanding capital stock of Cedaredge for $3.25 million in cash, and assumed $1.6 million of Cedaredge's Mandatorily Convertible Debentures and $458,000 in other obligations. Cedaredge was merged into Vail Banks, with Vail Banks being the surviving corporation, and Western Community Bank, Cedaredge's wholly-owned subsidiary, was merged into WestStar, with WestStar being the survivor.

SUPERVISION AND REGULATION


     THE FOLLOWING DISCUSSION OF STATUTES AND REGULATIONS AFFECTING BANK HOLDING COMPANIES AND BANKS IS A SUMMARY THEREOF AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH STATUTES AND REGULATIONS.

     GENERAL. Vail Banks is a registered multi-bank holding company subject to regulation by the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (the "Act"). Vail Banks is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve.

     The Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of a bank; and (iii) it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities found by the Federal Reserve, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are: making or servicing loans and certain types of leases; performing certain data processing services; acting as fiduciary or investment or financial advisor; providing discount brokerage services; underwriting bank eligible securities; underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and making investments in corporations or projects designed primarily to promote community welfare.

     Vail Banks must also register with the CDB and file periodic information with the CDB. As part of such registration, the CDB requires information with respect to, among other matters, the financial condition, operations, management and intercompany relationships of Vail Banks and its subsidiaries. The CDB may also require such other information as is necessary to ascertain whether the provisions of Colorado law and the regulations and orders issued thereunder by the CDB have been complied with, and the CDB may examine Vail Banks and its subsidiary.

     Vail Banks is an "affiliate" of its banking subsidiaries under the Federal Reserve Act, which imposes certain restrictions on (1) loans by WestStar, Bank of Telluride and Western Colorado Bank to Vail Banks, (2) investments in the stock or securities of Vail Banks by its banking subsidiaries, (3) its banking subsidiaries' taking the stock or securities of an "affiliate" as collateral for loans by them to a borrower and (4) the purchase of assets from Vail Banks by its banking subsidiaries. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

     WestStar is a member of the Federal Reserve Bank of Kansas City and is subject to the supervision of and is regularly examined by the Federal Reserve. Furthermore, WestStar, as a state banking association organized under Colorado law, is subject to the supervision of, and is regularly examined by the CDB. Both the Federal Reserve and the CDB must grant prior approval of any merger, consolidation or other corporation reorganization involving WestStar. Bank of Telluride and Western Colorado Bank are state chartered banks subject to the supervision and regulation of the CDB and the FDIC. Both the FDIC and the CDB must grant prior approval of any merger, consolidation or other corporation reorganization involving those banks. A bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly-controlled institution.

     PAYMENT OF DIVIDENDS. Vail Banks is a legal entity separate and distinct from its banking subsidiaries. Most of the revenues of Vail Banks result from dividends paid to it by its banking subsidiaries. There are statutory and regulatory requirements applicable to the payment of dividends by Vail Bank's banking subsidiaries, as well as by Vail Banks to its shareholders.

     WestStar is a state chartered bank regulated by the CDB and the Federal Reserve and Bank of Telluride and Western Colorado Banks are state banks chartered and regulated by the CDB. Under the regulations of the CDB and the Federal Reserve, approval of the regulators will be required if the total of all dividends declared by such state bank in any calendar year shall exceed the total of its net profits of that year combined with its retained net profits of the preceding two years, less any required transfers to a fund for the retirement of any preferred stock.

     The payment of dividends by Vail Banks and its banking subsidiaries may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of a bank's total capital in relation to its assets. Capital adequacy considerations could further limit the availability of dividends. At December 31, 1998, net assets available from WestStar, Bank of Telluride and Western Colorado Bank to pay dividends without prior approval from regulatory authorities totaled approximately $1,346,000, $449,000, and $1,038,000, respectively.

     MONETARY POLICY.   The results of operations of Vail Banks' banking
subsidiaries are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of Vail Banks' banking subsidiaries.

     CAPITAL ADEQUACY.   The Federal Reserve and the FDIC have implemented
substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (i) a minimum level of total capital (as defined) to risk-weighted assets of 8%; (ii) a minimum Tier 1 Capital (as defined) to risk-weighted assets of 4%; and (iii) a minimum shareholders' equity to risk-weighted assets of 4%. In addition, the Federal Reserve and the FDIC have established a minimum 3% leverage ratio of Tier 1 Capital to total assets for the most highly-rated banks and bank holding companies. "Tier 1 Capital" generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the FDIC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than 3% if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The FDIC, and the Federal Reserve have amended effective January 1, 1997 the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain greater capital for the risk.

     In addition, Section 38 to the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "1991 Act"). The "prompt corrective action" provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches 2%. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser capital ratios.

     The FDIC and the Federal Reserve have adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios
(i) a "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 6% and a leverage ratio of at least 5%; (ii) an "adequately capitalized" institution has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based ratio of at least 4% and a leverage ratio of at least 4%; (iii) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier 1 risk-based ratio of under 4% or a leverage ratio of under 4%; (iv) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier 1 risk-based ratio of under 3% or a leverage ratio of under 3%; and (v) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The Federal Reserve regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. Under the Federal Reserve's regulations, each banking subsidiary exceeded "well capitalized" minimum requirements in terms of Tier 1 capital and "adequately capitalized" in terms of total capital at December 31, 1998.

     Set forth below are pertinent capital ratios for the banking subsidiaries as of December 31, 1998:

Minimum Capital Requirement    WestStar   Bank of Telluride   Western Colorado
---------------------------    --------   -----------------   ----------------
Tier One Capital to               9.50%         12.75%            10.86%
     Risk Based
     Assets:  4.00%(1)

Total Capital to                 10.24%         14.25%            12.08%
     Risk Based
     Assets:  8.00%(2)

Leverage Ratio (Tier One          6.84%          8.51%             8.55%
     Capital to Average Total
     Assets):  3.00%(3)

-------------------
(1)  Minimum required ratio for "well capitalized" banks is 6.00%
(2)  Minimum required ratio for "well capitalized" banks is 10.00%
(3)  Minimum required ratio for "well capitalized" banks is 5.00%

     On April 19, 1995, the four federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA"), which are intended to set distinct assessment standards for financial institutions. The revised regulation contains three evaluation tests
(i) a lending test, which will compare an institution's market share of loans in low- and moderate-income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low- and moderate-income areas or individuals; (ii) a services test, which will evaluate the provisions of services that promote the availability of credit to low- and moderate-income areas; and (iii) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulations are designed to reduce some paperwork requirements of the previous regulations and provide regulators, institutions and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rules became effective on January 1, 1996, at which time evaluation under streamlined procedures began for institutions with assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion.

     Congress and various federal agencies (including, in addition to the bank regulatory agencies, the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice) (collectively the "Federal Agencies") responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions, which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

     On March 8, 1994 the Federal Agencies, in an effort to clarify what constitutes lending discrimination and specify the factors the agencies will consider in determining if lending discrimination exists, announced a joint policy statement detailing specific discriminatory practices prohibited under the Equal Credit Opportunity Act and the Fair Housing Act. In the policy statement, three methods of proving lending discrimination were identified (i) overt evidence of discrimination, when a lender blatantly discriminates on a prohibited basis; (ii) evidence of disparate treatment, when a lender treats applicants differently based on a prohibited factor even where there is no showing that the treatment was motivated by prejudice or a conscious intention to discriminate against a person; and (iii) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, even where such practices are neutral on their face and are applied equally, unless the practice can be justified on the basis of business necessity.

     On September 23, 1994, Reigle Community Development and Regulatory Improvement Act of 1994 (the "Regulatory Improvement Act") was signed. The Regulatory Improvement Act contains funding for community development projects through banks and community development financial institutions and also numerous regulatory relief provisions designed to eliminate certain duplicative regulations and paperwork requirements.

     FDIC INSURANCE AND FICO ASSESSMENTS FOR WESTSTAR, BANK OF TELLURIDE AND
WESTERN COLORADO BANK.   WestStar, Bank of Telluride and Western Colorado
Bank are subject to FDIC deposit insurance assessments for the Bank Insurance Fund (the "BIF"). Currently the deposit insurance premium for healthy banks is zero but the assessment for the riskiest banks can be as high as $.27 per $100 of deposits, which is determined based upon a sliding scale depending on their placement in supervisory categories.

EXECUTIVE OFFICERS OF VAIL BANKS

     Certain information regarding the executive officers of the Company is set forth in the following table and paragraphs.


      NAME                  AGE     POSITION
      ----                  ---     --------

      E.B. Chester, Jr.      56     Chairman of the Board
      Lisa M. Dillon         45     President and Chief Executive Officer
      Joseph S. Dillon       40     Senior Executive Vice President and
                                    Chief Financial Officer

     Mr. Chester, who formed Vail Banks through a series of acquisitions, has served as Chairman of the Board of Directors of Vail Banks since 1993 and the Chairman of the Board of Directors of WestStar since 1989. Mr. Chester is also currently on the executive committee of Vail Valley Jet Center, a business involved in private and commercial aviation, and Manager of King Creek Ranch LLC, a ranching business. From 1986 to 1997, Mr. Chester served as the Chief Executive Officer of First Carolina Cable TV, LP, a cable television company, and from 1987 to 1997 served as the Chief Executive Officer of the corporate general partner of Outdoor East, LP, an outdoor advertising firm.

     Ms. Dillon has served as the President and Chief Executive Officer and director of Vail Banks since 1993. Ms. Dillon, who started her career with WestStar in 1979, also has served as President and Chief Executive Officer of WestStar since 1989.

     Mr. Dillon has served as the Senior Executive Vice President and Chief Financial Officer of Vail Banks since June 1998. Mr. Dillon is currently the Chairman, President and Chief Executive

Officer of Dillon Technologies, Inc., a business consulting firm, and an associate of Dillon Schramm Associates, Ltd., also a business consulting firm. Mr. Dillon served as Chief Financial Officer, Secretary and Treasurer at Oread, Inc., a pharmaceutical company, where he was employed from 1996 to 1997, and was employed by Hoechst Marion Roussel, also a pharmaceutical company, from 1988 to 1996, where he held various management positions within finance.

ITEM 2.   DESCRIPTION OF PROPERTIES.

     The following table sets forth information about Vail Banks' banking and administrative offices.


                 LOCATION                             OWNED         LEASED
                 --------                             -----         ------
     Avon                                               X
     Basalt                                                            X
     Breckenridge                                                      X
     Cedaredge--South Grand                             X
     Cedaredge--Mercantile                                             X
     Delta                                              X
     Denver--17th Street                                               X
     Denver--Stout Street                               X
     Dillon                                             X
     Eagle                                                             X
     Edwards                                                           X
     Frisco                                                            X
     Glenwood Springs                                                  X
     Glenwood Springs--City Market                                     X
     Gypsum                                                            X
     Gypsum - Administrative                            X
     Montrose--City Market                                             X
     Montrose--City Market                                             X
     Montrose                                           X
     New Castle                                                        X
     Norwood                                            X
     Telluride                                          X
     Vail--Main Office                                  X
     Vail--West Vail                                                   X
     Vail--Vail Village                                                X

     The properties range in size from 1,400 square feet to 30,800 square feet. None of the properties owned by Vail Banks secure the outstanding balance of the purchase prices for the properties. The aggregate annual lease payments for real properties in 1998 were approximately $546,000. Leases for the facilities expire at various periods between 1999 and 2011.

     All of WestStar's administrative operations in Dillon, Vail, Avon and Glenwood will be centralized in an operations facility under construction in Gypsum, Colorado. WestStar's administrative operations in Delta and those of Telluride in the future may be centralized in Western Colorado Bank's new operations facility in Montrose.

     Vail Banks considers its properties adequate for its current needs.

ITEM 3.   LEGAL PROCEEDINGS.

     Vail Banks and its banking subsidiaries periodically are parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans and other issues incident to their business. Management does not believe that there is any pending or threatened proceeding against Vail Banks or its banking subsidiaries which, if determined adversely, would have a material effect on the business, results of operations, or financial position of Vail Banks or its banking subsidiaries.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to security holders during the fourth quarter of the 1998 fiscal year.

                                      PART II

     ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKETS FOR CAPITAL STOCK

     Vail Banks' Common Stock began trading on The Nasdaq Stock Market under the symbol "VAIL" on December 10, 1998. Prior to that time, there was no trading market for the Common Stock. The following table sets forth for the periods indicated the high and low sales prices of the Common Stock on The Nasdaq Stock Market.

                                                            HIGH      LOW
                                                            ----      ---
1998
     Fourth Quarter (from December 10, 1998) . . . . .      $14.00    $12.00
1999
     First Quarter (through March 22, 1999). . . . . .      $12 7/8   $12.00

HOLDERS

     As of February 17, 1999, there were 143 holders of record of the Common Stock. Investors who beneficially own Common Stock that is held in street name by brokerage firms or similar holders are not included in this number.

DIVIDENDS

     Holders of Common Stock will be entitled to receive dividends when, as and if declared by Vail Banks' Board of Directors out of funds legally available therefor. Vail Banks presently intends to retain its earnings to finance its growth and expansion and for use in general corporate purposes. It has not paid cash dividends on its Common Stock since 1996. The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of the Board of Directors. It will depend on conditions then existing, including Vail Banks' profitability, financial condition, capital requirements, future growth plans and other relevant factors. The principal source of Vail Banks' income is dividends from its banking subsidiaries. The payment of dividends by WestStar is subject to certain restrictions imposed by the federal and state banking laws and regulations. See "Supervision and Regulation" in Item 1.

     Vail Banks' ability to pay cash dividends on the Common Stock is also subject to statutory restrictions, including banking regulations, and restrictions arising under the terms of securities or indebtedness which may be issued or incurred in the future. The terms of such securities or indebtedness may restrict payment of dividends on Common Stock until required payments and distributions are made on such securities or indebtedness. Under regulations of the CDB and the Federal Reserve, approval of the regulators will be required if the total of all dividends declared by any banking subsidiary in any year exceeds the total of its net profits of that year combined with its retained net profits of the preceding two years.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

BASIS OF PRESENTATION

     The following discussion and analysis provides information regarding Vail Banks' historical results of operations and financial condition as of or for the years ended December 31, 1998, 1997 and 1996. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-KSB.

     Effective December 1, 1997, Vail Banks consummated the Cedaredge Merger by paying cash of $3.25 million, and assuming certain obligations of $458,000 and the Series I and Series II Convertible Notes (the "Mandatorily Convertible Debentures") totaling approximately $1.6 million. As of the date of the merger, Cedaredge had total assets of $45.5 million, net loans of $33.9 million, total deposits of $42.0 million and equity capital of $3.0 million. The Mandatorily Convertible Debentures were converted to Vail Banks Common Stock subsequent to Vail Banks' initial public offering in December 1998 (the "Offering"). The merger has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of the merger. The consolidated statements of income include only the income and expenses of Cedaredge since the date of the Cedaredge Merger. The excess of purchase price over net assets acquired has been recorded as an intangible asset, which is amortized over 25 years. The effect on results of operations for the first eleven months of 1997, had the purchase transaction occurred at the beginning of the year, would have been material. See Item 1. "Business-- Recent Mergers" for further information on this transaction and the mergers described below. See footnote 2 of the consolidated financial statements included herein.

     Effective July 31, 1998, Vail Banks consummated the Independent Merger by paying cash of $3.8 million and issuing 318,770 shares of Vail Banks Common Stock. As of the merger date, Independent had total assets of $30.3 million, net loans of $17.0 million, total deposits of $27.4 million and equity capital of $2.6 million. The merger has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of the merger. The consolidated statements of income include only the income and expense of Independent since the date of the Independent Merger. The excess of purchase price over net assets has been recorded as an intangible asset, which is amortized over 25 years. The effect on results of operations for the first seven months of 1998, had the purchase transaction occurred at the beginning of the year, would have been material. See footnote 2 of the consolidated financial statements included herein.

     Effective December 15, 1998, Vail Banks consummated the Telluride Merger by paying cash of $13.3 million and issuing 908,913 shares of Vail Banks Common Stock. As of the merger date, Telluride had total assets of $132.9 million, net loans of $80.6 million, total deposits of $119.9 million and equity capital of $10.8 million. The merger has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of the merger. The consolidated statements of income include only the income and expense of Telluride since the date of the Telluride Merger. The excess of purchase price over net assets has been recorded as an intangible asset, which is amortized over 25 years. The effect on income and average balances for the year 1998, due to the Telluride Merger, was generally minimal as the transaction closed with only 16 days remaining in 1998. The effect on results of operations for the first eleven months of 1998, had the purchase transaction occurred at the beginning of the year, would have been material.

OVERVIEW

     Vail Banks' net income for the year ended December 31, 1998 increased $1.5 million, or 313.1%, to $2.0 million from $474,000 for the same period in 1997. Net income for the year ended December 31, 1997 increased $109,000, or 29.9%, to $474,000 from $365,000 in 1996.

     Total assets at December 31, 1998 increased $207.9 million, or 89.9%, to $439.1 million from $231.2 million at December 31, 1997. Total assets at December 31, 1997 increased $74.0 million, or 47.1%, from $157.2 million at December 31, 1996.

     The return on average assets was 0.75% for the year ended December 31, 1998 compared to 0.29% for year ended December 31, 1997. The return on average assets was 0.26% for the year ended December 31, 1996.

     The return on average equity was 8.78% for the year ended December 31, 1998 compared to 3.71 % for the year ended December 31, 1997. The return on average equity was 3.94% for the year ended December 31, 1996.

     Vail Banks is utilizing its tax loss carryforward position, obtained from a merger in 1993, by taking funds that would normally have been used to pay taxes and using those funds to expand its banking business and facilities. Under GAAP requirements, however, net income must be reported net of an equivalent expense which would have been paid for taxation. Therefore, both the expenses associated with these investments and the "equivalent taxation" amount reduce net income. These investments, such as de novo retail offices, advanced real-time information technology networks and item imaging systems, have increased expenses and put downward pressure on returns on assets and equity in the current and immediate historical periods. Vail Banks believes such investments will yield significant returns in future periods.

RESULTS OF OPERATIONS

     NET INTEREST INCOME. Vail Banks' net income is derived primarily from net interest income. Net interest income is the difference between interest income, principally from loans, investment securities and federal funds sold; and interest expense, principally on customer deposits. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to average dollar levels of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets, interest-bearing liabilities and noninterest-bearing liabilities.

     The following table sets forth the average balances, net interest income and expense and average yields and rates for Vail Banks' earning assets and interest-bearing liabilities for the periods indicated on a nontax-equivalent basis.


                                              NET INTEREST INCOME
                                             (DOLLARS IN THOUSANDS)

                                                    1998                                        1997
                                   ----------------------------------------     --------------------------------------
                                                 INTEREST        AVERAGE                     INTEREST       AVERAGE
                                     AVERAGE     EARNED OR       YIELD OR      AVERAGE       EARNED OR      YIELD OR
                                     BALANCE       PAID           COST         BALANCE         PAID           COST
                                    --------     ---------       ---------     ---------     ----------     ---------
Assets
Interest-earning assets
Federal funds sold.........         $ 27,779         1,459          5.25%        $  9,396         $496         5.28%
Investment securities
   Taxable.................           16,845           981          5.82           15,780          934         5.92
   Tax exempt(1) ..........            3,396           156          4.59              482           22         4.56
Loans(2)...................          170,667        18,787         11.01          115,179       12,570        10.91
Allowance for loan losses..           (1,431)                                        (848)
                                    --------     ---------                       --------     --------
Total interest-earning assets        217,256        21,383          9.84%         139,989       14,022        10.02%
Noninterest-earning assets.           44,348                                       22,039
                                    --------                                     --------
Total assets...............         $261,604                                     $162,028
                                    --------                                     --------
                                    --------                                     --------
Liabilities and Stockholders'
Equity Interest-bearing
liabilities:  Interest-bearing
deposits
   Demand, interest-bearing         $106,155       $ 3,868          3.64%        $ 73,651      $ 2,752         3.74%
   Savings.................           15,897           430          2.71            8,099          219         2.70
   Certificates of deposit.           56,757         3,228          5.69           22,757        1,280         5.62
                                    --------     ---------                       --------     --------
Total interest-bearing deposits      178,809         7,526          4.21%         104,525        4,251         4.07%
Federal funds sold and
securities sold Under
   repurchase agreements...              734            31          4.24%           1,665           88         5.29
Note payable...............            1,105           111         10.03            1,275          123         9.65
Other liabilities..........                0             0                            392           39         9.82
                                    --------     ---------                       --------     --------
Total interest-bearing
liabilities(3)(4)..........          180,648         7,668          4.24%         107,857        4,501         4.17%
                                                 ---------                                    --------
Noninterest-bearing liabilities       58,655                                       41,388
                                    --------                                     --------
Total liabilities(3).......          239,303                                      149,245
                                    --------                                     --------
Stockholders'equity(3).....           22,301                                       12,783
                                    --------                                     --------
Total liabilities and
   shareholders' Equity....         $261,604                                     $162,028
                                    --------                                     --------
                                    --------                                     --------
Net interest income(4)....                         $13,715                                     $ 9,521
                                                 ---------                                    --------
                                                 ---------                                    --------
Net interest margin........                                         6.31%                                      6.80%
                                                                 -------                                     ------
                                                                 -------                                     ------
Net interest spread........                                         5.60%                                      5.84%
                                                                 -------                                     ------
                                                                 -------                                     ------
Ratio of average interest-
   earning assets to average
   interest-bearing
   liabilities.............           120.26%                                      129.79%

                                              NET INTEREST INCOME
                                             (DOLLARS IN THOUSANDS)

                                                   1996
                                  ---------------------------------------
                                                INTEREST       AVERAGE
                                    AVERAGE     EARNED OR      YIELD OR
                                    BALANCE       PAID           COST
                                    -------     ----------     ---------
Assets
Interest-earning assets
Federal funds sold.........        $  6,609       $  343         5.19%
Investment securities
   Taxable.................          23,482        1,300         5.54
   Tax exempt(1) ..........             349           19         5.44
Loans(2)...................          91,583        9,993        10.91
Allowance for loan losses..            (680)
                                   --------      -------
Total interest-earning assets       121,343       11,655         9.61%
Noninterest-earning assets.          21,497
                                   --------

Total assets...............        $142,840
                                   --------
                                   --------
Liabilities and Stockholders'
Equity Interest-bearing
liabilities:  Interest-bearing
deposits
   Demand, interest-bearing        $ 66,089      $ 2,476         3.75%
   Savings.................           8,227          231         2.81
   Certificates of deposit.          18,595        1,035         5.57
                                   --------      -------
Total interest-bearing deposits      92,911        3,742         4.03
Federal funds sold and
securities sold Under
   repurchase agreements...           4,095          210         5.13%
Note payable...............           1,500          144         9.60
Other liabilities..........           2,087          114         5.47
                                   --------      -------
Total interest-bearing
liabilities(3)(4)..........         100,594        4,210         4.19%
Noninterest-bearing liabilities      32,973      -------
                                   --------
Total liabilities(3).......         133,566
                                   --------
Stockholders' equity(3)....           9,274
                                   --------
Total liabilities and
   shareholders' Equity....        $142,840
                                   --------
                                   --------
Net interest income(4)....                       $ 7,445
                                                 -------
                                                 -------
Net interest margin........                                      6.14%
                                                                -----
                                                                -----
Net interest spread........                                      5.42%
                                                                -----
                                                                -----
Ratio of average interest-
   earning assets to average
   interest-bearing
   liabilities.............          120.63%

------------------------

(1)  Yields are calculated using stated rates, not tax-equivalent rates.
(2) Loans are net of unearned discount. Nonaccrual loans are included in average loans outstanding. Loan fees are included in interest income as follows: December 31, 1998--$1,957,000; December 31, 1997--$1,143,000;
     December 31, 1996--$960,000.
(3) Mandatorily Convertible Debentures are included in the "Stockholders' equity" account as the Offering required the automatic conversion to Common Stock.
(4) Expenses associated with the Mandatorily Convertible Debentures are not reflected in interest expense in this table as the Mandatorily Convertible Debentures were converted in connection with the Offering.

     Net interest income, on a nontax-equivalent basis, was $13.7 million for the year ended December 31, 1998, an increase of $4.2 million, or 44.2%, from $9.5 million for the same period in 1997. Interest income for the year ended December 31, 1998 and 1997 was $21.4 million and $14.0 million, respectively. The $7.4 million increase is primarily due to growth of the loan portfolio. The Cedaredge Merger in December 1997 added approximately $34.4 million of the $55.5 million increase in average loans reported as of December 31, 1998, with retail office expansion and internal growth accounting for the remainder of the increase. A balanced blend of fixed and variable rate loans in the portfolio and relatively stable interest rates over the past twelve months served to minimize changes due to rate in favor of changes due to volume. The average yield on interest-earning assets decreased to 9.84% during 1998, from 10.02% during the same period in 1997.

     Interest expense increased $3.2 million, or 71.1%, to $7.7 million for the year ended December 31, 1998, compared to $4.5 million for the same period in 1997. Increases in the volume of interest-bearing demand deposits and certificates of deposit accounted for the majority of the increase in interest expense. The Cedaredge Merger added approximately $10.8 million of the $32.5 million increase in the average interest-bearing demand deposit accounts and approximately $15.9 million of the $34.0 million increase in average certificates of deposit. The balance of the increase is attributable to retail office expansion and internal growth. The average cost of interest-bearing liabilities increased to 4.24% for the year ended December 31, 1998, from 4.17% in the same period of 1997.

     The net interest margin and net interest spread for the year ended December 31, 1998 were 6.31% and 5.60%, respectively, compared to 6.80% and 5.84%, respectively for the same period in 1997. The combination of the decreased loan yields, an increase in the cost of interest-bearing liabilities and a smaller ratio of interest-bearing assets to interest-earning liabilities caused a decline in the net interest margin, when comparing the periods of 1998 and 1997. However, the net interest spread narrowed by a lesser extent, due to loan yield improvement.

     Net interest income, on a nontax-equivalent basis, was $9.5 million for the year ended December 31, 1997, an increase of $2.1 million, or 28.4%, from $7.4 million in 1996. Interest income for the years ended December 31, 1997 and 1996 was $14.0 million and $11.7 million, respectively. The increase in interest income from 1996 to 1997 of $2.4 million is primarily due to an increase in size of the loan portfolio. The Cedaredge Merger added $2.9 million of the $23.6 million increase in average loans to the December 31, 1997 figure, with retail office expansion and internal growth contributing the remainder of the increase over the periods. The average yield on interest- earning assets increased to 10.02% in 1997 from 9.61% in 1996.

     Interest expense increased $291,000, or 6.9%, to $4.5 million for the year ended December 31, 1997 compared to $4.2 million for 1996. Increases in the volume of interest-bearing demand deposit accounts and certificates of deposit accounted for the majority of the increase in interest expense over the periods. The Cedaredge Merger added approximately $900,000 of the $7.6 million increase in average interest-bearing demand deposit accounts and approximately $1.3 million of the $4.2 million increase in average certificates of deposit over the periods. The balance of the increases is attributable to retail office expansion and internal growth. The increase in interest expense on deposits was partially offset by reductions in other interest expense due to a partial retirement of securities sold under repurchase agreements and other liabilities. Retirement of these liabilities continued through 1998. The average cost of interest-bearing liabilities decreased to 4.17% in 1997 from 4.19% in 1996.

     The following table illustrates, for the periods indicated, the changes in Vail Banks' net interest income, on a nontax-equivalent basis, due to both volume and rate changes. Changes in net interest income due to both volume and rate have been allocated to both volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.

                   RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

                                                FOR THE YEAR ENDED                      FOR THE YEAR ENDED
                                                DECEMBER 31, 1998                        DECEMBER 31, 1997
                                                 COMPARED TO 1997                        COMPARED TO 1996
                                       -------------------------------------    ------------------------------------
                                              INCREASES (DECREASES)                     INCREASES (DECREASES)
                                             IN NET INTEREST INCOME                    IN NET INTEREST INCOME
                                                DUE TO CHANGES IN                         DUE TO CHANGES IN
                                       -------------------------------------      ----------------------------------
                                          VOLUME       RATE       TOTAL           VOLUME        RATE       TOTAL
                                          ------       ----       -----           ------        ----       -----
                                                                  (DOLLARS IN THOUSANDS)
INTEREST INCOME
Federal funds sold.............             $970        $(7)         $963            $145         $8         $153
Investment securities
   Taxable.....................               63        (16)           47            (426)        60         (366)
   Tax exempt..................              133          1           134               7         (4)           3
Loans..........................            6,056        161         6,217           2,575          2        2,577
                                          ------       ----        ------          ------        ---       ------
     Total interest income.....            7,222        139         7,361           2,301         66        2,367
                                          ------       ----        ------          ------        ---       ------
                                          ------       ----        ------          ------        ---       ------
INTEREST EXPENSE:
Interest-bearing deposits
   Demand, interest-bearing....            1,215        (99)        1,116             283         (7)         276
   Saving......................              210          1           211              (4)        (8)         (12)
   Certificates of deposit.....            1,911         37         1,948             233         12          245

Federal funds purchased and
securities sold under repurchase
agreements                                   (49)        (8)          (57)           (125)         3         (122)
Note payable...................              (16)         4           (12)            (22)         1          (21)
Other liabilities..............              (39)         0           (39)            (93)        18          (75)
                                          ------       ----        ------          ------        ---       ------
     Total interest expense:...            3,232        (65)        3,167             272         19          291
                                          ------       ----        ------          ------        ---       ------
Change in net interest income..           $3,990       $204        $4,194          $2,029        $47       $2,076
                                          ------       ----        ------          ------        ---       ------
                                          ------       ----        ------          ------        ---       ------

     PROVISION FOR LOAN LOSSES. The amount of the provision for loan losses is based on quarterly evaluations of the loan portfolio, with particular attention directed toward nonperforming and other potential problem loans. During these evaluations, consideration is also given to such factors as management's evaluation of specific loans, the level and composition of nonperforming loans, historical loan loss experience, results of examinations by regulatory agencies, an internal asset review process, the market value of collateral, the strength and availability of guarantees, concentrations of credit and other judgmental factors.

     Vail Banks recorded no provision for loan losses for the year ended December 31, 1998. Vail Banks assessed its loan quality monthly during 1998 and determined that no provisions were necessary during the year to maintain an adequate allowance for loan losses. Vail Banks recorded a $232,000 provision for the year ended December 31, 1997 as compared to $154,000 for the year ended December 31, 1996. Provisions for these periods were increased to reflect growth in the loan portfolio and to maintain a target allowance to total loans ratio of 0.75% to 1.50%.

     NONINTEREST INCOME. The following table sets forth Vail Banks' noninterest income for the periods indicated.

                               NONINTEREST INCOME

                                                             YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                        1998             1997            1996
                                                     --------        --------          -------
                                                              (DOLLARS IN THOUSANDS)
Service charges..........................             $   489           $  335          $  320
NSF and returned check charges...........                 916              581             470
Other fee income.........................                 420              220             144
Rental income............................                 489               12               0
Other income.............................                  74              125             137
                                                     --------        --------          -------
Total noninterest income.................             $ 2,388           $1,273          $1,071
                                                     --------        --------          -------
                                                     --------        --------          -------

     During the year ended December 31, 1998, total noninterest income increased $1.1 million, or 87.6%, to $2.4 million from $1.3 million for the comparable period in 1997 due primarily to increases in service charges and fees on demand deposit accounts in approximate proportion to growth in those deposit amounts. Also contributing to the increase was rental income from third parties. Noninterest income for the year ended December 31, 1997 compared to 1996 increased $202,000, or 18.9%, due primarily to increases in service charges and fees on demand deposit accounts in approximate proportion to growth in those deposit amounts.

     NONINTEREST EXPENSES. The following table sets forth Vail Banks' noninterest expenses for the periods indicated.

                               NONINTEREST INCOME

                                                             YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                        1998             1997            1996
                                                     --------        --------          -------
                                                              (DOLLARS IN THOUSANDS)
Salaries and employee benefits...........             $ 6,954           $5,086          $3,670
Occupancy................................               1,626            1,325           1,185
Furniture and equipment..................               1,151              852             492
Service fees.............................                 660              366             207
Professional fees........................                 293              238             178
Supplies and printing....................                 425              342             336
Telephone................................                 359              209             130
Marketing and promotions.................                 204              399             255
Postage and freight......................                 195              137             125
Other....................................               1,181              833           1,162
                                                     --------         --------         -------
      Total noninterest expenses.........             $13,048           $9,787          $7,740
                                                     --------         --------         -------
                                                     --------         --------         -------

     During the year ended December 31, 1998, noninterest expenses increased $3.2 million, or 33.3%, to $13.0 million from $9.8 million for the comparable period in 1997. This increase is primarily due to salaries and employee benefits increasing $1.9 million as a result of the addition of eight retail offices, one through expansion, four from the Cedaredge Merger and three from the Independent Merger. Furniture and equipment expense increased $299,000, or 35.1%, due to the expansion and acquisition of operating facilities. Service fees increased $294,000, or 80.3%, due to courier services required to move documents to and from the new facilities, which now serve a much broader geographical area, and central backroom operations. Other expenses increased $349,000, or 41.9% primarily as a result of expansion of operations, the Cedaredge Merger and the Independent Merger. Specific "other" expenses which increased over the period were travel, training, ATM interchange, insurance, software depreciation and conversion, and goodwill amortization.

     During the year ended December 31, 1997, noninterest expenses increased $2.0 million, or 26.4%, to $9.8 million from $7.7 million in 1996, primarily as a result of salaries and employee benefits increasing by $1.4 million due to the addition of seven retail offices, three through expansion and four from the Cedaredge Merger. The balance of the increase is generally due to continued growth of the existing operations combined with internal growth.

     FEDERAL INCOME TAX. For approximately five years, Vail Banks has utilized a net operating loss ("NOL") carryforward obtained from a 1993 merger. Under GAAP requirements, net income includes an equivalent expense that would be paid for taxation. A federal taxation rate of 34% is used for this purpose. The taxes saved by use of the NOL carryforward are recorded directly to additional paid-in capital and are added to net income "below the line" to arrive at the "net addition to stockholders' equity." This results in a reduced retained earnings and an increase to additional paid-in capital.

FINANCIAL CONDITION

     LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of Vail Banks' loan portfolio by type of loan at the dates indicated. Management believes that the balance sheet information as of the dates indicated should be read in conjunction with the average balance information in the tables above under "--Net Interest Income." Vail Banks has followed a policy to manage the loan portfolio composition to hedge risks in specific markets by diversifying the loan portfolio. However, Vail Banks does have a concentration of loans in the commercial market. As a result of trends in the retail, service and real estate markets, balances of Vail Banks' commercial loans may fluctuate significantly. The Independent Merger initially increased the mix of loans in the installment category. This initial change in loan type mix, however, was only temporary as increased lending capacity was utilized across all markets and loan types. The Telluride Merger shifted the mix back toward real estate construction. Therefore, the data below is not necessarily indicative of longer term trends within a particular category.


                                           LOAN PORTFOLIO COMPOSITION

                                                                               DECEMBER 31,
                                                     1998                          1997                           1996
                                           --------------------------    --------------------------     -------------------------
                                             AMOUNT            %           AMOUNT           %             AMOUNT           %
                                           -----------     ----------    -----------    -----------     -----------    ----------
                                                                         (DOLLARS IN THOUSANDS)
Commercial, financial and agricultural       $130,677         48.5%        $ 77,801        50.2%          $ 46,850       43.9%
Real estate--construction.............         55,642         20.7           25,163        16.2             23,852       22.3
Real estate--mortgage.................         51,000         18.9           31,618        20.4             31,815       29.8
Installment...........................         31,872         11.8           20,331        13.1              4,269        4.0
                                           -----------     ----------    -----------    -----------     -----------    ----------

     Total loans......................       $269,191        100.0%        $154,913       100.0%          $106,786      100.0%
                                           -----------     ----------    -----------    -----------     -----------    ----------
                                           -----------     ----------    -----------    -----------     -----------    ----------
                                                                DECEMBER 31,
                                           --------------------------------------------------------
                                                     1995                          1994
                                           --------------------------    --------------------------
                                                             (DOLLARS IN THOUSANDS)
Commercial, financial and agricultural       $ 33,995         43.2%        $ 14,945        46.7%
Real estate--construction.............         19,524         24.8            8,197        25.6
Real estate--mortgage.................         21,479         27.3            7,844        24.5
Installment...........................          3,690          4.7            1,011         3.2
                                           -----------     ----------    -----------    -----------
     Total loans......................       $ 78,688        100.0%         $32,006       100.0%
                                           -----------     ----------    -----------    -----------
                                           -----------     ----------    -----------    -----------


     As of December 31, 1998, loans were $269.2 million, which was an increase of $114.3 million, or 73.8%, over $154.9 million as of December 31, 1997. All categories of loans increased over this period, primarily due to the Independent Merger ($17.2 million in loans), the Telluride Merger ($81.8 million in loans), as well as core business growth. Loans as of December 31, 1997 were up $48.1 million, or 45.1%, compared to December 31, 1996, primarily due to increases in commercial loans resulting from Vail Banks' new retail offices and the Cedaredge Merger.

     Commercial, financial and agricultural loans principally include loans to service, real estate, retail businesses and farmers. These loans are primarily secured by real estate and operating business assets. Commercial, financial and agricultural loans are made on the basis of the financial strength and repayment ability of the borrower as well as the collateral securing the loans. As of December 31, 1998, commercial, financial and agricultural loans represented the largest class of loans at $130.7 million or 48.5% of total loans, up from $77.8 million or 50.2% of total loans at December 31, 1997. Commercial, financial and agricultural loans as of December 31, 1997 were up $31.0 million compared to December 31, 1996, representing an increase in share of the total loan portfolio of 6.3% from 43.9% at December 31, 1996.

     Real estate--construction loans principally include short-term loans to fund the construction of buildings and residences and/or to purchase land for planned and near-term commercial or residential development. These loans are primarily non-revolving lines of credit and secured by real estate, typically well margined with a first security lien. As of December 31, 1998, real estate--construction loans totaled $55.6 million or 20.7% of total loans, up from $25.2 million or 16.2% of total loans at December 31, 1997. Real estate-- construction loans as of December 31, 1997 were up $1.3 million compared to December 31, 1996, representing a decrease in the share of the total loan portfolio of 6.1% from 22.3% at December 31, 1996.

     Real estate--mortgage loans principally include short-term financing for existing one to four family residences. The majority of these loans have maturities of less than one year. These loans are secured by the subject real estate, typically well margined with a first lien position. As of December 31, 1998, real estate--mortgage loans totaled $51.0 million or 18.9% of total loans up from $31.6 million or 20.4% of total loans at December 31, 1997. Real estate--mortgage loans as of December 31, 1997 were down $197,000 compared to December 31, 1996, representing a decrease in share of the total loan portfolio of 9.4% from 29.8% at December 31, 1996.

     Installment loans to individuals principally include one to five year loans for consumer items, such as automobiles, snowmobiles, motor homes and other goods. These loans are secured, at minimum, by the value of the item being financed. As of December 31, 1998, installment loans totaled $31.9 million or 11.8% of total loans, up from $20.3 million or 13.1% of total loans at December 31, 1997. Installment loans as of December 31, 1997 were up $16.1 million compared to December 31, 1996, representing an increase in share of the total loan portfolio of 9.1% from 4.0% at December 31, 1996. The primary reason for this increase is loans acquired in the Cedaredge Merger.

     Vail Banks rarely makes loans at its legal lending limit. Lending officers are assigned various levels of loan approval authority based upon their respective levels of experience and expertise. Secured loans exceeding $750,000 and unsecured loans exceeding $250,000 are evaluated and acted upon by the Directors' Loan Committee, which meets once a week, and are reported to the Board of Directors. Vail Banks' strategy for approving or disapproving loans is to follow a conservative loan policies and underwriting practice which includes
(i) granting loans on a sound and collectible basis; (ii) investing funds for the benefit of stockholders and the protection of depositors; (iii) serving the needs of the community and Vail Banks' general market area while obtaining a balance between maximum yield and minimum risk; (iv) ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan; (v) developing and maintaining diversification of the loan portfolio as a whole and of the loans within each loan category; and (vi) ensuring that each loan is properly documented and, if appropriate, insurance coverage is adequate. Vail Banks' loan review and compliance personnel interact daily with commercial and consumer lenders to identify potential underwriting or technical exception variances. In addition, Vail Banks has placed increased emphasis on early identification of problem loans to aggressively seek resolution of the situations. Management believes that this strict adherence to conservative loan policy guidelines has contributed to Vail Banks' below average level of loan losses compared to its industry peer group.

     LOAN MATURITIES. The following tables present, at December 31, 1998, loans by maturity in each major category of Vail Banks' loan portfolio. Actual maturities may differ from the contractual repricing maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications.


                                                      LOAN MATURITIES
                                                                                 DECEMBER 31, 1998
                                                      ---------------------------------------------------------------------------
                                                                        AFTER ONE YEAR
                                                      ONE YEAR        THROUGH FIVE YEARS      AFTER FIVE YEARS
                                                                  -------------------------  -------------------------
                                                      OR LESS     FIXED RATE  FLOATING RATE  FIXED RATE  FLOATING RATE     TOTAL
                                                      --------    ----------  -------------  ----------  -------------     ------
                                                                              (DOLLARS IN THOUSANDS)
Commercial, financial and agricultural......          $ 55,072     $ 24,464       $ 33,137    $  7,845     $ 10,159      $ 130,677
Real estate--construction...................            48,938        1,155          5,549           0            0         55,642
Real estate--mortgage.......................             8,650       24,799          9,117       1,608        6,826         51,000
Installment.................................             9,760       17,158          1,863       1,352        1,739         31,872
                                                      --------     --------       --------    --------     --------      ---------
      Total loans...........................          $122,420     $ 67,576       $ 49,666    $ 10,805     $ 18,724      $ 269,191
                                                      --------     --------       --------    --------     --------      ---------
                                                      --------     --------       --------    --------     --------      ---------

     NONPERFORMING ASSETS. Nonperforming assets consist of loans 90 days or more delinquent and still accruing interest, nonaccrual loans, restructured loans and other real estate owned. When, in the opinion of management, a reasonable doubt exists as to the collectibility of interest, regardless of the delinquency status of the loan, the accrual of interest income is discontinued and interest accrued during the current year is reversed through a charge to current year's earnings. While the loan is on nonaccrual status, interest income is recognized only upon receipt and then only if, in the judgment of management, there is no reasonable doubt as to the collectibility of the principal balance. Loans 90 days or more delinquent generally are changed to nonaccrual status unless the loan is in the process of collection and management determines that full collection of principal and accrued interest is probable.

     Restructured loans are those for which concessions, including reduction of interest rate below a rate otherwise available to the borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur.

     The following table sets forth information concerning the nonperforming assets of Vail Banks as of the dates indicated.

                                              NONPERFORMING ASSETS

                                                                                         DECEMBER 31,
                                                               ----------------------------------------------------
                                                                 1998         1997        1996      1995      1994
                                                               -------     --------     ------    ------     ------
                                                                            (DOLLARS IN THOUSANDS)
Nonaccrual loans......................................         $   322       $  136      $   0     $ 353     $    0
Other loans 90 days past due..........................           1,061           78         65         3          0
Other real estate owned...............................             405            0          0       128         23
                                                               -------     --------     ------    ------     ------
Total nonperforming assets............................         $ 1,788       $  214      $  65     $ 484     $   23
                                                               -------     --------     ------    ------     ------
                                                               -------     --------     ------    ------     ------
Nonaccrual and other loans 90 days past due to total
   loans..............................................            0.51%        0.14%      0.06%     0.45%      0.00%
Nonperforming assets to total loans plus other real
   estate.............................................            0.66%        0.14%      0.06%     0.61%      0.07%
Nonperforming assets to total assets..................            0.41%        0.09%      0.04%     0.35%      0.03%


     Nonperforming assets as a percentage of total loans plus other real estate owned as of December 31, 1998 was 0.66%, compared to 0.14%, 0.06%, and 0.61% as of December 31, 1997, 1996, and

1995, respectively. The $322,000 in nonaccrual loans as of December 31, 1998, is made up of several small loans. Management believes Vail Banks is adequately collateralized to recover the majority of the balance of these nonaccrual loans. The increase in nonaccrual and nonperforming loans relative to the size of the loan portfolio rose in 1998 due to acquisition of the Telluride loan portfolio. Vail Banks has reviewed and analyzed each of these loans and has implemented strategies to resolve the issues with the few loans that caused these measures to rise. In addition, Vail Banks analyzed the amount of the allowance for loan losses reserve in the Telluride banks and made appropriate adjustments to the allowance as part of the purchase accounting process. Management generally obtains and maintains appraisals on real estate collateral. Management is not aware of any adverse trends relating to Vail Banks' loan portfolio.

     As of December 31, 1998, there was no significant balance of loans excluded from nonperforming loans set forth above, where known information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in such loans becoming nonperforming.

     ANALYSIS OF ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses represents management's recognition of the risks of extending credit and its evaluation of the loan portfolio. The allowance is maintained at a level considered adequate to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance is increased by additional charges to operating income and reduced by loans charged off, net of recoveries.

     The following table sets forth information regarding changes in the allowance for loan losses for Vail Banks for the periods indicated.


                                       ALLOWANCE FOR LOAN LOSSES ANALYSIS


                                                                                                  YEAR ENDED
                                                                                                 DECEMBER 31,
                                                                                   -----------------------------------------
                                                                                     1998            1997           1996
                                                                                   ----------     ---------      ----------
                                                                                            (DOLLARS IN THOUSANDS)
Average total loans....................................................            $  170,667     $ 115,179      $   91,583
                                                                                   ----------     ---------      ----------
                                                                                   ----------     ---------      ----------
Total loans at end of period...........................................            $  269,191     $ 154,913      $  106,786
                                                                                   ----------     ---------      ----------
                                                                                   ----------     ---------      ----------
Allowance at beginning of year.........................................            $    1,364     $     823      $      620
Charge-offs:
       Commercial, financial and agricultural..........................                    23             6              83
       Real estate--construction.......................................                     0             0               0
       Real estate--mortgage...........................................                     2             0               0
       Installment.....................................................                   143            52              39
                                                                                   ----------     ---------      ----------
             Total charge-offs.........................................                   168            58             122
Recoveries:
       Commercial, financial and agricultural..........................                    22            17             167
       Real estate--construction.......................................                     0             0               0
       Real estate--mortgage...........................................                     0             0               0
       Installment.....................................................                    26             7               4
                                                                                   ----------     ---------      ----------
             Total recoveries..........................................                    48            24             171
                                                                                   ----------     ---------      ----------
Net charge-offs (recoveries)                                                              120            34             (49)
Allowance for loan losses--merger......................................                 1,346           343               0
Provision for loan losses..............................................                     0           232             154
                                                                                   ----------     ---------      ----------
Allowance at end of year...............................................            $    2,590     $   1,364      $      823
                                                                                   ----------     ---------      ----------
                                                                                   ----------     ---------      ----------
Net charge-offs (recoveries) to average total loans....................                  0.07%         0.03%          (0.05)%
Allowance to total loans at end of year................................                  0.96%         0.88%           0.77%
Allowance to nonperforming loans.......................................                187.27%       637.38%       1,266.15%


                            ALLOWANCE FOR LOAN LOSSES ANALYSIS

                                                                                          YEAR ENDED
                                                                                          DECEMBER 31,
                                                                                   ------------------------
                                                                                       1995           1994
                                                                                   ----------     ---------
                                                                                     (DOLLARS IN THOUSANDS)
Average total loans....................................................            $  53,172      $  30,586
                                                                                   ----------     ---------
                                                                                   ----------     ---------
Total loans at end of period...........................................            $  78,688      $  32,006
                                                                                   ----------     ---------
                                                                                   ----------     ---------
Allowance at beginning of year.........................................            $     361      $     353
Charge-offs:
       Commercial, financial and agricultural..........................                   31              0
       Real estate--construction.......................................                    0              0
       Real estate--mortgage...........................................                    0              0
       Installment.....................................................                    7              6
                                                                                   ----------     ---------
             Total charge-offs.........................................                   38              6
Recoveries:
       Commercial, financial and agricultural..........................                   54             29
       Real estate--construction.......................................                    0              0
       Real estate--mortgage...........................................                   20            106
       Installment.....................................................                    3              4
                                                                                   ----------     ---------
             Total recoveries..........................................                   77            139
                                                                                   ----------     ---------
Net charge-offs (recoveries)                                                             (39)          (133)
                                                                                   ----------     ---------
Allowance for loan losses--merger......................................                  180              0
Provision for loan losses..............................................                   40           (125)
                                                                                   ----------     ---------
Allowance at end of year...............................................            $     620      $     361
                                                                                   ----------     ---------
                                                                                   ----------     ---------
Net charge-offs (recoveries) to average total loans....................                (0.07)%        (0.43)%
Allowance to total loans at end of year................................                 0.79%          1.13%
Allowance to nonperforming loans.......................................               174.16%            NM*

------------------------
* "NM" represents a number that is not calculable because there were no nonperforming loans.

     Net charge-offs during 1998 totaled $120,000 or 0.07% of average loans. Net charge-offs during 1997 totaled $34,000 or 0.03% of average loans compared to recoveries of $49,000 or 0.05% of average loans in 1996.

     Vail Banks' lending personnel are responsible for ongoing reviews of the quality of the loan portfolio. Vail Banks' Credit Committee meets weekly to review all loans over 15 days past due. A list containing any potential problem loans is updated monthly and reviewed by management and the Board of Directors monthly. These reviews assist in the identification of potential and probable losses, and also in the determination of the level of the allowance for loan losses. The allowance for loan losses is based primarily on management's estimates of possible loan losses from the foregoing processes and historical experience. These estimates involve ongoing judgments and may be adjusted over time depending on economic conditions, changing historical experience and changing mix of the loan portfolio between the different types of loans.

     State and federal regulatory agencies, as an integral part of their examination process, review Vail Banks' loans and its allowance for loan losses. Management believes that Vail Banks' allowance for loan losses is adequate to cover anticipated losses. There can be no assurance, however, that management will not need to increase the allowance for loan losses or that regulators, when reviewing

Vail Banks' loan portfolio in the future, will not require Vail Banks to increase such allowance, either of which could adversely affect Vail Banks' earnings. Further, there can be no assurance that Vail Banks' actual loan losses will not exceed its allowance for loan losses.

     The following table sets forth an allocation of the allowance for loan losses by loan category as of the dates indicated. Portions of the allowance have been allocated to specific categories based on the analysis of the loan loss history of particular loan categories; however, a material portion of the allowance is utilized as a single unallocated allowance available for all loan types. Vail Banks' loan portfolio contains a significant number of loans that are real estate--construction and commercial loans, and management assigns general risks to the portfolio that are common to both categories. These risks include the economic conditions in the building industry that could effect a slowdown in the market, resulting in fewer building permits and lower absorption of newly developed sites, fluctuating land values, building moratoriums by municipalities, and the overall general economy of Vail Banks' area of operations. The allocation table should not be interpreted as an indication of the specific amounts, by loan category, to be charged to the allowance.


                                       ALLOWANCE FOR LOAN LOSS ALLOCATION

                                                                              DECEMBER 31,
                                         ------------------------------------------------------------------------------------------
                                                  1998                            1997                              1996
                                         --------------------------      --------------------------       -------------------------
                                                       LOANS IN                         LOANS IN                        LOANS IN
                                                      CATEGORY AS                     CATEGORY AS                      CATEGORY AS
                                         AMOUNT OF   A PERCENTAGE        AMOUNT OF    A PERCENTAGE        AMOUNT OF   A PERCENTAGE
                                         ALLOWANCE   OF TOTAL LOANS      ALLOWANCE   OF TOTAL LOANS       ALLOWANCE  OF TOTAL LOANS
                                         ---------   --------------      ---------   --------------       ---------  --------------
                                                                          (DOLLARS IN THOUSANDS)
Allocated:
Commercial, financial and
   agricultural.....................        $  992       48.54%             $  110       50.23%              $   41      43.87%
Real estate--construction...........           411       20.67                 334       16.24                  675      22.34
Real estate--mortgage...............           584       18.95                  55       20.41                   68      29.79
Installment.........................           292       11.84                 141       13.12                   32       4.00
Unallocated                                    311                             724                                7
                                         ---------   --------------      ---------   --------------       ---------  --------------
   Total allowance for loan losses..       $ 2,590      100.00%            $ 1,364      100.00%              $  823     100.00%
                                         ---------   --------------      ---------   --------------       ---------  --------------
                                         ---------   --------------      ---------   --------------       ---------  --------------

                                                                           DECEMBER 31,
                                                  ------------------------------------------------------------
                                                             1995                                1994
                                                  ---------------------------     ----------------------------
                                                                 LOANS IN                         LOANS IN
                                                                CATEGORY AS                     CATEGORY AS
                                                   AMOUNT OF   A PERCENTAGE        AMOUNT OF    A PERCENTAGE
                                                   ALLOWANCE   OF TOTAL LOANS      ALLOWANCE   OF TOTAL LOANS
                                                   ---------   --------------      ---------   --------------
                                                                          (DOLLARS IN THOUSANDS)
Allocated:
     Commercial, financial and
        agricultural....................            $    0            43.20%         $  201          46.72%
     Real estate--construction...........              351            24.81               0          25.61
     Real estate--mortgage...............               84            27.30              28          24.51
     Installment........................               154             4.69               0           3.16
Unallocated                                             31                              132
                                                   ---------   --------------      ---------   -------------
     Total allowance for loan losses....            $  620           100.00%          $ 361         100.00%
                                                   ---------   --------------      ---------   -------------
                                                   ---------   --------------      ---------   -------------


     INVESTMENTS. Vail Banks' investment policy is designed primarily to ensure liquidity and to meet pledging requirements and secondarily to provide acceptable investment income. Investments are managed centrally to maximize compliance and effectiveness of overall investment activities. Management's focus is on maintaining a high quality investment portfolio oriented toward U.S. Treasury and U.S. government agency securities. None of the securities in the investment portfolio is classified as "high-risk" as defined by the Federal Financial Institutions Examinations Council. The determination of the amount and maturity of securities purchased is a function of liquidity and income projections based on the existing, and expected, balance sheet and interest rate forecasts.

     Vail Banks accounts for investment securities according to Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. At the date of purchase, Vail Banks is required to classify debt and equity securities into one of three categories: held to maturity, trading or available for sale. Investments in debt securities are classified as held to maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the statements with unrealized gains and losses included in earnings. Investments not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of other comprehensive income until realized. The following table sets forth information regarding the investment composition of Vail Banks as of the dates indicated.


                                             INVESTMENT COMPOSITION

                                                                  DECEMBER 31,
                                        -------------------------------------------------------------------
                                             1998                    1997                     1996
                                        -----------------       ----------------       --------------------
                                         AMOUNT       %          AMOUNT      %          AMOUNT        %
                                       --------    -----        -------   -----          --------   -----
                                                     (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
Estimated market value
U.S. Treasury.................         $  8,491     25.7%       $ 1,865    19.4%         $      0     0.0%
U.S. government agencies......           13,729     41.5          3,843    40.0             3,496    83.1
Mortgage-backed securities....              812      2.5              0     0.0                 0     0.0
State and municipal...........            7,952     24.1          2,978    31.0                 0     0.0
Federal Home Loan Bank stock..            1,090      3.3            500     5.2               433    10.3
Federal Reserve stock.........              764      2.3            371     3.9               280     6.7
Other equity investments......              184      0.6             50     0.5                 0     0.0
                                       --------    -----        -------   -----          --------   -----
    Total available for sale..         $ 33,022    100.0%       $ 9,607   100.0%         $  4,209   100.0%
                                       --------    -----        -------   -----          --------   -----
                                       --------    -----        -------   -----          --------   -----
HELD TO MATURITY SECURITIES
Amortized cost
U.S. Treasury.................         $  5,986     77.6%       $ 7,960    78.6%         $ 11,921    81.5%
U.S. government agencies......                0      0.0              0     0.0                 0     0.0
State and municipal...........               50      0.6             85     0.8               220     1.5
Mortgage-backed securities....            1,677     21.7          2,080    20.5             2,493    17.0
                                       --------    -----        -------   -----          --------   -----
    Total held to maturity....         $  7,713    100.0%       $10,125   100.0%         $ 14,634   100.0%
                                       --------    -----        -------   -----          --------   -----
                                       --------    -----        -------   -----          --------   -----


     INVESTMENT MATURITIES AND YIELD. The following table sets forth the estimated market value and approximate yield of the securities in the investment portfolio by type and maturity at December 31, 1998.


                                             INVESTMENT MATURITIES
                                               DECEMBER 31, 1998

                                                     AFTER ONE BUT    AFTER FIVE BUT
                                                         WITHIN            WITHIN
                                  WITHIN ONE YEAR     FIVE YEARS        TEN YEARS       AFTER TEN YEARS        TOTAL
                                  ---------------    -------------   ----------------   ---------------   ---------------
                                  AMOUNT   YIELD    AMOUNT   YIELD    AMOUNT   YIELD    AMOUNT   YIELD    AMOUNT    YIELD
                                  -------  -----    -------  -----    -------  -----    -------  -----    -------   -----
AVAILABLE FOR SALE SECURITIES
U.S. Treasury...............      $ 6,693   4.64%  $  1,798   5.56%   $     0   0.00%   $     0   0.00%   $ 8,491   4.83%
U.S. government agencies....        7,001   5.30      5,384   5.13          0   0.00      1,344   5.77     13,729   5.28
State and municipal.........        1,778   3.71      4,260   4.02      1,395   4.41        519   4.84      7,952   4.07
Mortgage-backed securities..            0   0.00        409   5.95        110   6.47        293   5.77        812   5.96
Equity securities(1)........            0   0.00          0   0.00          0   0.00      2,038   0.00      2,038     --
                                  -------          --------           -------           -------           -------
   Total available for sale.      $15,472          $ 11,851           $ 1,505           $ 4,194           $33,022
                                  -------          --------           -------           -------           -------
                                  -------          --------           -------           -------           -------

Weighted average yield......                4.83%             4.82%             4.56%             5.55%             4.87%
HELD TO MATURITY SECURITIES.
U.S. Treasury...............      $ 1,997   6.19%  $  3,989   5.40%   $     0   0.00%   $     0   0.00%   $ 5,986   5.66%
State and municipal.........           50   5.60          0   0.00          0   0.00          0   0.00         50   5.60
Mortgage-backed securities..            0   0.00          0   0.00        499   6.75    $ 1,178   7.23      1,677   7.09
                                  -------          --------           -------           -------           -------
   Total held to maturity...      $ 2,047          $  3,989           $   499           $ 1,178           $ 7,713
                                  -------          --------           -------           -------           -------
                                  -------          --------           -------           -------           -------

Weighted average yield......                6.18%             5.40%             6.75%             7.23%             5.97%

--------------------------
(1) Equity securities do not have stated maturity dates.

     DEPOSITS. Vail Banks' primary source of funds has historically been customer deposits, which have experienced significant growth from year to year. Deposit products are concentrated in business and personal checking accounts, including interest-bearing and noninterest-bearing accounts. Generally, deposits are short-term in nature with approximately 40% of deposits having a committed term less than three months and approximately 82% having a committed term of less than one year. Vail Banks' resort locations experience a seasonality of deposits. The percentage decrease in deposits from the year's high, typically in the first few months of the year, to the low, typically in mid-year, has been 6.9%, 17.2% and 18.1% for 1998, 1997 and 1996, respectively. Deposits in nonresort-oriented markets serve to reduce such seasonality. Management expects the effect of the Independent Merger and the Telluride Merger will further reduce such seasonality because each has locations in nonresort areas.

     Total deposits were $377.6 million as of December 31, 1998, an increase of $171.4 million, or 83.1%, from the December 31, 1997 balance of $206.2 million. The mergers with Independent and Telluride contributed total deposits of $27.4 million and $119.8 million, respectively. Deposits were $206.2 million as of December 31, 1997, an increase of $61.9 million, or 42.9%, over the December 31, 1996 amount of $144.4 million. As of December 31, 1998, noninterest-bearing deposits comprised 24.2% of total deposits.

     The following table sets forth the distribution of Vail Banks' deposits by type as of December 31, 1998, 1997 and 1996.


                                              DEPOSIT COMPOSITION

                                                               DECEMBER 31,
                                       -------------------------------------------------------------
                                             1998                  1997                  1996

                                        AMOUNT       %        AMOUNT       %        AMOUNT       %
                                       --------    -----     --------    -----     --------    -----
                                                          (DOLLARS IN THOUSANDS)
Demand, noninterest-bearing...         $ 91,510     24.2%    $ 56,929     27.6%    $ 43,747     30.3%
Demand, interest-bearing......          151,889     40.2       94,779     46.0       74,147     51.4
Savings.......................           42,165     11.2       13,537      6.6        7,890      5.5
Time, $100,000 and over.......           44,472     11.8       18,961      9.2        7,442      5.2
Other time....................           47,536     12.6       22,009     10.7       11,124      7.7
                                       --------    -----     --------    -----     --------    -----
          Total...............         $377,572    100.0%    $206,215    100.0%    $144,350    100.0%
                                       --------    -----     --------    -----     --------    -----
                                       --------    -----     --------    -----     --------    -----

     The following table sets forth the amount and maturity of time deposits that had balances equal to or greater than $100,000 at December 31, 1998.


                                TIME DEPOSITS EQUAL TO OR GREATER THAN $100,000

REMAINING MATURITY                                                                  DECEMBER 31, 1998
------------------                                                                  -----------------
                                                                                      (IN THOUSANDS)
Three months or less................................................................     $ 22,907
Between three months and six months.................................................        9,036
Between six months and one year.....................................................        7,888
Over one year.......................................................................        4,641
                                                                                          -------
          Total.....................................................................      $44,472
                                                                                          -------
                                                                                          -------

CAPITAL RESOURCES

     Stockholders' equity as of December 31, 1998 increased $36.5 million, or 204.3%, to $54.4 million from $17.9 million as of December 31, 1997. This increase was due to the Common Stock issued in connection with the Independent Merger, Telluride Merger, the retention of current period earnings, a private offering of $3.0 million in Common Stock, and the stock issued in the Offering. Shareholder's equity was reduced by $467,000 due to the early conversion payment upon the required conversion of preferred stock to common stock in connection with the Offering. After netting the effects of the tax loss carryforward and the "equivalent taxation" entry, the total increase in shareholders' equity due to retention of earnings was $3.3 million at December 31, 1998, up $2.6 million from $748,000 as of December 31, 1997.

     Stockholders' equity as of December 31, 1997 increased $8.5 million, or 89.5%, to $17.9 million from $9.4 million as of December 31, 1996. The primary reason for this increase is due to the Cedaredge merger and the purchase of bank facilities using preferred stock. As part of the Cedaredge merger, Vail Banks assumed $1.6 million of Mandatorily Convertible Debentures. Vail Banks issued $2.96 million of preferred stock, plus $300,000 cash to purchase the remaining ownership interest (72%) in the Vail office building. Both the debentures and preferred stock were converted to common stock subsequent to the Offering in 1998. The majority, $274,000, of the remainder of the increase in additional paid-in capital is attributable to the tax savings created by the use of the NOL carryforwards. After netting the effects of the NOL carryforward and the "equivalent taxation" entry, the total increase in stockholders' equity due to retention of income was $748,000 for the year ended December 31, 1997, up $141,000 from $607,000 for the year ended 1996.

     Vail Banks is subject to various regulatory capital requirements administered by the various governmental banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Vail Banks' financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Vail Banks must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Vail Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. See "Supervision and Regulation" in Item 1 for explanations of these terms and requirements.

     Vail Banks currently maintains, and intends to continue to maintain, Tier 1 capital, Total capital and leverage (Tier 1 capital to average total assets) ratios in excess of the minimum for a "well capitalized" rating. The following table sets forth Vail Banks' capital ratios and capital to assets ("leverage") ratios as of the indicated dates.


                                                  RISK-BASED CAPITAL RATIOS

                                                                            DECEMBER 31,
                                                  ------------------------------------------------------------------
                                                         1998                   1997                  1996
                                                  -----------------     -----------------     -----------------

                                                   AMOUNT     RATIO      AMOUNT     RATIO      AMOUNT     RATIO
                                                  --------    -----     --------    -----     --------    -----
                                                                       (DOLLARS IN THOUSANDS)
Tier 1 capital............................        $ 31,996    11.42%    $ 12,925     8.26%    $  9,098    8.59%
Tier 1 capital minimum requirement........          11,207     4.00        6,260     4.00        4,236    4.00
                                                  --------    -----     --------    -----     --------    -----

Excess....................................        $ 20,789     7.42%    $  6,665     4.26%    $  4,862    4.59%
                                                  --------    -----     --------    -----     --------    -----
                                                  --------    -----     --------    -----     --------    -----

Total capital.............................        $ 34,586    12.34%    $ 15,889    10.15%    $  9,924    9.37%
Total capital minimum requirement.........          22,414     8.00       12,521     8.00        8,471    8.00
                                                  --------    -----     --------    -----     --------    -----

Excess....................................        $ 12,172     4.34%    $  3,368     2.15%    $  1,453    1.37%
                                                  --------    -----     --------    -----     --------    -----
                                                  --------    -----     --------    -----     --------    -----

Total Risk adjusted assets................        $280,171              $156,508              $105,890
                                                  --------              --------              --------
                                                  --------              --------              --------


                                                                 DECEMBER 31,
                                                  -----------------------------------------
                                                         1995                   1994
                                                  -----------------     -------------------
                                                  AMOUNT      RATIO      AMOUNT      RATIO
                                                  -------     -----      -------     -----
                                                           (DOLLARS IN THOUSANDS)
Tier 1 capital............................        $  8,855      9.93%     $ 6,914     17.22%
Tier 1 capital minimum requirement........           3,567      4.00        1,606      4.00
                                                  --------     -----      -------     -----
Excess....................................        $  5,288      5.93%     $ 5,308     13.22%
                                                  --------     -----      -------     -----
                                                  --------     -----      -------     -----
Total capital.............................        $  9,475     10.62%     $ 7,275     18.12%
Total capital minimum requirement.........           7,135      8.00        3,212      8.00
                                                  --------     -----      -------     -----
Excess....................................        $  2,340      2.62%     $ 4,063     10.12%
                                                  --------     -----      -------     -----
                                                  --------     -----      -------     -----
Total Risk adjusted assets................        $ 89,183                $40,148
                                                  --------                -------
                                                  --------                -------

                                                  LEVERAGE RATIOS

                                                                            DECEMBER 31,
                                                  --------------------------------------------------------------
                                                         1998                   1997                  1996
                                                  -----------------     -----------------     -----------------
                                                   AMOUNT     RATIO      AMOUNT     RATIO      AMOUNT     RATIO
                                                  --------    -----     --------    -----     --------    -----
                                                                       (DOLLARS IN THOUSANDS)
Tier 1 capital............................        $  31,966   7.69%     $ 12,925     7.33%    $  9,098    6.23%
Minimum requirement.......................           12,485   3.00         5,292     3.00        4,383    3.00
                                                  ---------   ----      --------     ----     --------    ----

Excess....................................        $  19,511   4.69%     $  7,633     4.33%    $  4,715    3.23
                                                  ---------   ----      --------     ----     --------    ----
                                                  ---------   ----      --------     ----     --------    ----

Average total assets......................        $ 416,163             $176,390              $146,099
                                                  ---------             --------              --------
                                                  ---------             --------              --------
                                                ----------------------------------------------
                                                                DECEMBER 31,
                                                  -----------------------------------------
                                                         1995                   1994
                                                  -----------------     -------------------
                                                  AMOUNT      RATIO      AMOUNT      RATIO
                                                  -------     -----      -------     -----
                                                           (DOLLARS IN THOUSANDS)
Tier 1 capital............................        $  8,855      7.22%     $ 6,914      9.11%
Minimum requirement.......................           3,679      3.00        2,278      3.00
                                                  --------      ----      -------      ----
Excess....................................        $  5,176      4.22%     $ 4,636      6.11%
                                                  --------      ----      -------      ----
                                                  --------      ----      -------      ----

Average total assets......................        $256,544                $75,929
                                                  --------                -------
                                                  --------                -------

IMPACT OF THE YEAR 2000 ISSUE

     Generally, the year 2000 risk involves computer programs and computer hardware that are not able to perform without interruption into the year 2000. The arrival of the year 2000 poses a unique worldwide challenge to the ability of all systems to correctly recognize the date change from December 31, 1999 to January 1, 2000. If Vail Banks' systems did not correctly recognize such a date change, computer applications that rely on the date field could fail or create erroneous results. Such erroneous results could affect interest, payment or due dates or could cause the temporary inability to process transactions, send invoices or engage in similar normal business activities. If it is not adequately addressed by Vail Banks or its suppliers and borrowers, the year 2000 issue could result in a material adverse impact on Vail Banks' financial condition and results of operations.

     VAIL BANKS' STATE OF READINESS. Since 1995, Vail Banks has been assessing its year 2000 readiness. It has formed a committee charged with the task of identifying and remediating date recognition problems in both information technology ("IT") and non-IT systems that include microcontrollers and other embedded computer technology. Guided by requirements of and examination by banking regulators, the committee has developed a comprehensive plan to assess Vail Banks' year 2000 readiness with respect to both IT and non-IT systems. Its inventory of such systems is complete, and Vail Banks believes its IT systems are year 2000 compliant. Primarily for operational reasons, Vail Banks replaced critical mainframe and PC-based systems in 1996 and 1997, incurring a capital expenditure of approximately $2 million. The systems vendor certified to Vail Banks that the systems are year 2000 compliant, and Vail Banks is currently in the process of validation. Vail Banks' inventory of the year 2000 compliance of its non-IT systems is also complete, and no mission critical systems were found to be deficient.

     Vail Banks has completed the remediation or replacement of its systems. Testing has occurred in 1998, and further testing will occur during 1999. Vail Banks believes that it has identified all major internal business and operational functions that will be impacted by the year 2000 date change.

     COSTS TO ADDRESS YEAR 2000 ISSUES. Vail Banks does not anticipate that the year 2000 related costs (excluding the $2 million expenditure for the IT system mentioned above) will be material to its financial condition or results of operations. Excluding that $2 million expenditure, Vail Banks estimates that its total costs for the evaluation, remediation and testing of its IT and non-IT systems in connection with the year 2000 issue will be approximately $200,000, $130,000 of which has been incurred to date. All of the expected expenditures are present in Vail Banks' 1998 and 1999 internal budgets.

     RISKS OF THIRD-PARTY YEAR 2000 ISSUES. The impact of year 2000 non-compliance by outside parties with whom Vail Banks transacts business cannot be accurately gauged. Vail Banks has surveyed its major business partners to ascertain their year 2000 readiness. Although all are not year 2000 compliant at this date, Vail Banks has received certain assurances that such third parties will be ready for the year 2000 date change by the end of 1999. Vail Banks relies upon the Federal Reserve for electronic funds transfers and check clearing and understands that the Federal Reserve has upgraded its systems to be year 2000 compliant. Testing of the Federal Reserve systems will be completed by the end of the third quarter of 1999. If the Federal Reserve does not successfully complete all modifications required by the date change and is forced to interrupt automated services to Vail Banks, Vail Banks could experience significant difficulties. Vail Banks is also aware that its credit card processing vendor's systems do not yet recognize credit card expiration dates after 1999, and it must manually process authorizations for such cards. Vail Banks has received reasonable assurances from the vendor that its systems will correctly recognize the date change by year end 1999. Because of the extended timeframe for the vendor to assure year 2000 compliance, Vail Banks is negotiating with an alternative vendor for this service. This vendor can assure immediate year 2000 compliance.

     Vail Banks has embarked upon a program to educate its depositors and borrowers regarding year 2000 issues. Vail Banks' educational programs focus on emphasizing the contractual obligations of its customers despite year 2000 issues.

     VAIL BANKS' CONTINGENCY PLANS. Vail Banks has finalized its contingency planning with respect to the year 2000 date change and believes that should its own systems fail, it could convert to a manual entry system for a period of approximately six months without significant losses. The Company believes any mission critical systems could be recovered and operating within approximately seven days.

     In addition, Vail Banks' preliminary contingency plan takes into account the risk that the Federal Reserve will not make the necessary modifications that will enable it to handle electronic funds transfers and check clearing by the year 2000. So long as Vail Banks is able to obtain the necessary information from the Federal Reserve in some manner, such as by telephone or facsimile transmissions, and manually post transactions, Vail Banks does not expect the resulting impact on its financial condition or result of operations to be material, unless protracted. In addition, the preliminary contingency plan of Vail Banks calls for Vail Banks to continue to manually authorize transactions by credit cards having a date of 2000 or later if its processing vendor does not appropriately remediate its systems.

LIQUIDITY

     SOURCES OF LIQUIDITY. Vail Banks manages its liquidity to provide the ability to generate funds to support asset growth, meet deposit withdrawals (both anticipated and unanticipated), fund customers' borrowing needs, satisfy maturities of short-term borrowings and maintain reserve requirements. Vail Banks' liquidity needs can be managed using assets or liabilities, or both. On the asset side, Vail Banks maintains an investment portfolio containing U.S. government securities, agency securities and state and municipal securities which are classified as available for sale. On the liabilities side, liquidity needs are met through the discretionary acquisition of funds on the basis of interest rate competition. These funds may be obtained from customer deposits, credit available from third party lenders or capital markets.

     Customer deposits are the primary source of funds. Deposits grew $171.4 million, or 83.1%, to $377.6 million as of December 31, 1998. Those funds are held in various forms with varying degrees of liquidity. Vail Banks generally does not accept brokered deposits. Vail Banks' securities portfolio, federal funds sold, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as federal funds sold, to serve as a source of funding for future loan growth. Management believes that Vail Banks' available sources of funds, including short-term borrowings, will provide adequate liquidity for its operations in the foreseeable future.

     ASSET AND LIABILITY MANAGEMENT. The liquidity position of Vail Banks is monitored by the Asset/Liability Committee of the Board of Directors. A principal function of asset/liability management is to coordinate the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. Interest-sensitive assets and liabilities are those that are subject to repricing in the near term, including both variable rate instruments and those fixed rate instruments which are approaching maturity. Changes in net yield on interest-sensitive assets occur when interest rates on those assets, such as loans and investment securities, change in a different time period from that of the interest rates on liabilities, such as deposits. Changes in net yield on interest-sensitive assets result from changes in the mix and volumes of earning assets and interest-bearing liabilities. These differences, or "gaps," provide an indication of the extent that net interest income may be affected by future changes in interest rates.

     A positive gap exists when interest-sensitive assets exceed interest-sensitive liabilities and indicates that a greater volume of assets than liabilities will reprice during a given time period. With a positive gap, rising rate environments may enhance earnings, while a declining rate environment may depress earnings. Conversely, a negative gap exists when interest-sensitive liabilities exceed interest-sensitive assets. With a negative gap, rising rate environments may depress earnings, while declining rate environments may enhance earnings.

     The following table sets forth the interest rate sensitivity of Vail Banks' assets and liabilities as of December 31, 1998, and sets forth the repricing dates of Vail Banks' interest-earning assets and interest-bearing liabilities as of that date, as well as Vail Banks' interest rate sensitivity gap percentages for the periods presented. The table is based on assumptions as to when assets and liabilities will reprice in a changing interest rate environment, and since such assumptions can be no more than estimates, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes than those estimated. Also, the renewal or repricing of certain assets and liabilities can be discretionary and subject to competitive and other pressures. Therefore, the following table does not and cannot necessarily indicate the actual future impact of general interest rate movements on Vail Banks' net interest income.


                       MATURITY AND REPRICING OF INTEREST EARNING ASSETS AND LIABILITIES

                                                                                  DECEMBER 31, 1998
                                                       ------------------------------------------------------------------------
                                                                     OVER THREE      OVER ONE
                                                         THREE         MONTHS          YEAR
                                                        MONTHS         THROUGH       THROUGH           OVER
                                                        OR LESS       ONE YEAR      FIVE YEARS      FIVE YEARS        TOTAL
                                                       ----------     ----------     ----------      ----------       --------
                                                                              (DOLLARS IN THOUSANDS)
Interest-earning assets:
     Federal funds sold.........................      $   43,105      $      0        $      0       $      0        $ 43,105
     Investment securities......................           7,812        11,610          14,823          6,490          40,735
     Loans......................................         147,945        34,546          71,284         15,094         268,869
                                                      ----------      --------        --------       --------        --------
          Total interest-earning assets.........         198,862        46,156          86,107         21,584         352,709
Interest-bearing liabilities:
     Deposits
          Demand, interest-bearing..............          60,756        60,756          30,378              0         151,889
          Savings...............................          16,866        16,866           8,433              0          42,165
          Certificates of deposit...............          36,748        41,675          13,540             45          92,008
     Securities sold under repurchase
        agreements..............................               0             0               0              0               0
     Note payable...............................             828             0             286              0           1,114
     Other liabilities..........................               0             0               0              0               0
                                                      ----------      --------        --------       --------        --------
          Total interest-bearing liabilities....      $  115,198      $119,297        $ 52,637       $     45        $287,176
                                                      ----------      --------        --------       --------        --------
Interest rate gap...............................      $   83,664      $(73,141)       $ 33,470       $ 21,539        $ 65,533
Cumulative interest rate gap at December 31,
   1998.........................................      $   83,664      $ 10,524        $ 43,994       $ 65,533
                                                      ----------      --------        --------       --------
                                                      ----------      --------        --------       --------
Cumulative interest rate gap to total assets....           19.05%         2.40%          10.02%         14.92%
                                                      ----------      --------        --------       --------
                                                      ----------      --------        --------       --------


EFFECTS OF INFLATION AND CHANGING PRICES

     The banking industry is unique in that substantially all of the assets and liabilities are of a monetary nature. As a result, interest rates have a more profound effect on a bank's performance than does inflation. Although there is not always a direct relationship between the movement in the prices of goods and services and changes in interest rates, increases in inflation generally lead to increases in interest rates. However, in short periods of time interest rates may not move in the same direction or magnitude as inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

     COMPREHENSIVE INCOME. Vail Banks adopted Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS No. 130"), effective January 1, 1998. SFAS No. 130 establishes standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses). Components of comprehensive income are net income and all other non-owner changes in equity. The statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Vail Banks has chosen to disclose comprehensive income as a component of its statement of stockholders' equity and comprehensive income. The only component of comprehensive income consists of net unrealized holding gains on securities, net of related tax effects.

     EARNINGS PER SHARE. In March 1997, the FASB issued SFAS No. 128, EARNINGS PER SHARE (SFAS 128) which replaced APB Opinion No. 15 related to standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Also, SFAS 128 requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS 128 also requires restatement of all prior period EPS data presented. Due to the antidilutive impact on net income of preferred stock dividends in calculating diluted earnings per common share, only basic earnings per share is presented by Vail Banks.

     OPERATING SEGMENTS. Vail Banks adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS No. 131") effective January 1, 1998. This statement establishes standards for reporting information about segments in annual and interim financial statements. SFAS No. 131 introduces a new model for segment reporting called the "management approach". The management approach is based on the way the chief operating decision-maker organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any other in which management disaggregates a company. Based on the "management approach" model, Vail Banks has determined that its business is comprised of a single operating segment and that SFAS No. 131 therefore has no impact on its financial statements.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is required to be adopted in years beginning after June 15, 1999. Because Vail Banks has not engaged in the use of derivatives and does not conduct hedging activities, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of Vail Banks.

ITEM 7.   FINANCIAL STATEMENTS.

     The response to this item is included in Part IV, Item 13 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On January 15, 1999, the Audit Committee of the Board of Directors of Vail Banks, Inc. (the "Company") approved the dismissal of Fortner Bayens Levkulich & Co., P.C. and the hiring of KPMG LLP. The decision to dismiss Fortner Bayens Levkulich & Co., P.C. by the Audit Committee was based on the need to hire a larger accounting firm to meet the Company's needs after the Offering in December 1998.

     The reports of Fortner, Bayens, Levkulich & Co., P.C. on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1996 and December 31, 1997, and in the subsequent interim period, there were no disagreements with Fortner, Bayens, Levkulich & Co., P.C. on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of Fortner, Bayens, Levkulich & Co., P.C., would have caused Fortner, Bayens, Levkulich & Co., P.C. to make reference to the matter in their report.

     During the two most recent fiscal years of the Company and through January 15, 1999, the Company did not consult with KPMG LLP on matters (i) regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements, or
(ii) which concerned the subject matter of a disagreement or event identified in response to paragraph (a) (1) (iv) of Item 304 of Regulation S-B with the former auditor.


                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information contained under the headings "Information About Nominees For Director and Continuing Directors" and "Compliance with Section 16(a) of the Exchange Act" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for Vail Banks' annual meeting of shareholders to be held on May 18, 1999, to be filed with the Securities and Exchange Commission ("SEC"), is incorporated herein by reference. Information regarding executive officers is included in "Executive Officers of Vail Banks" in Item 1 of this Form 10-KSB.

ITEM 10.  EXECUTIVE COMPENSATION.

     The information contained under the heading "Executive Compensation" in the definitive proxy statement to be used in connection with the solicitation of proxies for Vail Banks' annual meeting of shareholders to be held on May 18, 1999, to be filed with the SEC, is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information contained under the heading "Beneficial Ownership of Securities " in the definitive proxy statement to be used in connection with the solicitation of proxies for Vail Banks' annual meeting of shareholders to be held on May 18, 1999, to be filed with the SEC, is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained under the heading "Certain Relationships and Related Transaction" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for all Vail Banks' annual meeting of shareholders to be held on May 18, 1999, to be filed with the SEC, is incorporated herein by reference.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

               (a)  FINANCIAL STATEMENTS.

          The following financial statements and notes thereto of Vail Banks begin on page F-1 of this report.

     Independent Auditors' Reports
     Consolidated Balance Sheets as of December 31, 1998 and 1997
     Consolidated Statements of Operations for the years ended December 31,
          1998, 1997 and 1996
     Consolidated Statements of Stockholders' Equity for the years ended
          December 31, 1998, 1997 and 1996
     Consolidated Statements of Cash Flows for the years ended December 31,
          1998, 1997 and 1996
     Notes to Consolidated Financial Statements as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997, and 1996.


               EXHIBITS

     The following exhibits are required to be filed with this Report on 10-KSB by Item 601 of Regulation S-B.



EXHIBIT
  NO.                            DESCRIPTION OF EXHIBIT
-------                          ----------------------

  2.1    Merger Agreement and Plan of Reorganization by and between Vail
              Banks, Inc. and Telluride Bancorp, Ltd., dated April 16, 1998, as amended*
  2.2    Merger Agreement and Plan of Reorganization by and between Vail
              Banks, Inc., WestStar Bank, Independent Bankshares, Inc., and Glenwood Independent Bank, dated March 10, 1998*
  3.1    Amended and Restated Articles of Incorporation of the Registrant*
  3.2    Amended and Restated Bylaws of the Registrant*
  10.1   Stock Purchase Agreement by and between Vail Banks, Inc., WestStar
              Bank, Cedaredge Financial Services, Inc., WestStar Community Bank, and certain Company Shareholders, dated July 3, 1997*
  10.2   Loan Agreement by and between Barnett Bank of Southwest Florida and
              Bank of Colorado Holding Company, dated December 10, 1993*
  10.3   Stock Incentive Plan, as amended*(1)

  10.4   Agreement with the Wallach Company, dated April 17, 1997*
  10.5 Consulting Agreement between Vail Banks, Inc. and Dillon Schramm Associates, LTD, dated April 21, 1998*
  16.1   Letter of change of certifying accountant*
  21.1   Subsidiaries of the Registrant**
  24.1   Power of Attorney (on signature page)
  27.1   Financial Data Schedule
----------------------

(1) Management contract or compensatory plan required to be filed as an exhibit.
* Incorporated by reference from the Registrant's Form SB-2, as amended, Commission File No. 333-60347.
** Incorporated by reference from the Registrant's Form SB-2, Commission File No. 333-74571.

          (b)  REPORTS ON FORM 8-K.

     Vail Banks filed a report on Form 8-K on December 30, 1998 under Item 2 and at such time the following financial statements were incorporated by reference from Vail Banks' Form SB-2, Commission File No. 333-60346.

1.   Report of Independent Auditors; Accountants Review Report.
2. Consolidated Statements of Financial Condition at September 30, 1998 and 1997 (reviewed) (unaudited), December 31, 1997 and 1996.
3. Consolidated Statements of Income and Comprehensive Income for the Nine Months Ended September 30, 1998 and 1997 (reviewed) (unaudited) and the Years Ended December 31, 1997 and 1996.
4. Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1996 and 1997 and the Nine Months Ended September 40, 1998 (reviewed) (unaudited).
5. Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1998 and 1997 (reviewed) (unaudited) and the Years Ended December 31, 1997 and 1996.
6.   Notes to Consolidated Financial Statements.

                                      SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Vail, State of Colorado, on the 29th of March, 1999.

                                   VAIL BANKS, INC.
                                   (REGISTRANT)



                                   By: /s/ Lisa M. Dillon
                                      -------------------------------------
                                      Title:  Lisa M. Dillon, President and
                                        Chief Executive Officer


                          POWER OF ATTORNEY AND SIGNATURES

     KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints E.B. Chester, Jr. or Lisa M. Dillon and either of them (with full power in each to act alone), as true and lawful attorneys-in-fact, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10-KSB and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that said attorney-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-KSB has been signed by the following persons in the capacities indicated on the 29th day of March, 1999.

SIGNATURE                               TITLE
---------                               -----

       /s/ E.B. Chester, Jr.
---------------------------------   Chairman
         E.B. Chester, Jr.

       /s/ Lisa M. Dillon
---------------------------------   President and Chief Executive Officer,
          Lisa M. Dillon            director (principal executive officer)

       /s/ Joseph S. Dillon
---------------------------------   Senior Executive Vice President and Chief
         Joseph S. Dillon           Financial Officer (principal financial and
                                    accounting officer)

        /s/ James C. Allen
---------------------------------   Director
          James C. Allen

        /s/ Kay H. Chester
---------------------------------   Director
          Kay H. Chester

        /s/ Dennis R. Devor
---------------------------------   Director
          Dennis R. Devor

        /s/ James G. Flaum
---------------------------------   Director
          James G. Flaum

       /s/ S. David Gorsuch
---------------------------------   Director
         S. David Gorsuch

       /s/ James M. Griffin
---------------------------------   Director
         James M. Griffin

       /s/ Martin T. Hart
---------------------------------   Director
          Martin T. Hart

       /s/ Garner F. Hill II
---------------------------------   Director
         Garner F. Hill II

      /s/ Robert L. Knous, Jr
---------------------------------   Director
       Robert L. Knous, Jr.

          /s/ Kent Myers
---------------------------------   Director
            Kent Myers

         /s/ Byron A. Rose
---------------------------------   Director
           Byron A. Rose

     /s/ Donald L. Vanderhoof
---------------------------------   Director
       Donald L. Vanderhoof

       /s/ E. William Wilto
---------------------------------   Director
         E. William Wilto

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders of
Vail Banks, Inc.:

We have audited the accompanying consolidated balance sheet of Vail Banks, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet for the year ended December 31, 1997 and the consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the years ended December 31, 1997 and 1996 were audited by other auditors whose report thereon, dated February 20, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vail Banks, Inc. and subsidiaries at December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                       KPMG LLP


Denver, Colorado
March 8, 1999, except as to Note 16,
         which is as of March 9, 1999

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Vail Banks, Inc.
Vail, Colorado

     We have audited the accompanying consolidated balance sheet of Vail Banks, Inc. and Subsidiary as of December 31, 1997, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of Vail Banks' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vail Banks, Inc., and Subsidiary at December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ FORTNER, BAYENS, LEVKULICH & CO., P.C.




Denver, Colorado
February 20, 1998

                              VAIL BANKS, INC.
                              AND SUBSIDIARIES

                         Consolidated Balance Sheets

                         December 31, 1998 and 1997
                      (In thousands, except share data)

                                           ASSETS                                       1998                   1997
                                                                                  -----------------      -----------------
Cash and due from banks                                                           $          28,469                 16,680
Federal funds sold                                                                           43,105                 17,063
Investment securities:
  Available for sale, at market value                                                        33,022                  9,607
  Held to maturity, at amortized cost (market value of $7,814
     and $10,128 in 1998 and 1997, respectively)                                              7,713                 10,125

Loans                                                                                       269,191                154,913
  Less allowance for loan losses                                                             (2,590)                (1,364)
                                                                                  -----------------      -----------------
                                                                                            266,601                153,549
                                                                                  -----------------      -----------------
Bank premises and equipment, net of accumulated depreciation
  and amortization                                                                           31,647                 17,836
Accrued interest receivable                                                                   2,425                  1,377
Deferred income taxes                                                                           971                    403
Intangible assets                                                                            22,959                  4,149
Other assets                                                                                  2,211                    402
                                                                                  -----------------      -----------------

                                                                                  $         439,123                231,191
                                                                                  -----------------      -----------------
                                                                                  -----------------      -----------------

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits:
     Demand, non-interest bearing                                                 $          91,510                 56,929
     Demand, interest bearing                                                               151,889                 94,779
     Savings                                                                                 42,165                 13,537
     Time deposits of $100,000 and over                                                      44,472                 18,961
     Time deposits under $100,000                                                            47,536                 22,009
                                                                                  -----------------      -----------------
                                                                                            377,572                206,215

Notes payable                                                                                 1,114                  1,200
Repurchase agreements                                                                            --                    308
Deferred compensation                                                                           493                    --
Accrued interest payable and other liabilities                                                4,946                  5,034
                                                                                  -----------------      -----------------
          Total liabilities                                                                 384,125                212,757
                                                                                  -----------------      -----------------
Minority interest                                                                               621                    566
                                                                                  -----------------      -----------------

Stockholders' equity:
  Series A preferred stock - 50,000 shares authorized,
     34,258 shares issued and outstanding at December 31, 1997                                   --                  2,960
  Mandatory convertible debentures                                                               --                  1,600
  Common stock - $1 par value; 20,000,000 shares authorized, 6,040,608 and
     2,250,980 shares issued and outstanding at
     December 31, 1998 and 1997, respectively                                                 6,041                  2,251
  Additional paid-in capital                                                                 46,772                 10,778
  Retained earnings                                                                           1,522                    253
  Accumulated other comprehensive income (net of tax effect of
     $14 and $9 in 1998 and 1997, respectively)                                                  42                     26
                                                                                  -----------------      -----------------
          Total stockholders' equity                                                         54,377                 17,868
                                                                                  -----------------      -----------------

                                                                                  $         439,123                231,191
                                                                                  -----------------      -----------------
                                                                                  -----------------      -----------------

See accompanying notes to consolidated financial statements.

                              VAIL BANKS, INC.
                             AND SUBSIDIARIES

                     Consolidated Statements of Income

                Years ended December 31, 1998, 1997 and 1996
                      (In thousands, except share data)

                                                                              1998               1997                1996
                                                                        -----------------  -----------------   -----------------
Interest income:
  Interest and fees on loans                                            $          18,787             12,570               9,993
  Interest on investment securities                                                 1,137                956               1,319
  Interest on federal funds sold and deposits in banks                              1,459                496                 343
                                                                        -----------------  -----------------   -----------------
          Total interest income                                                    21,383             14,022              11,655
                                                                        -----------------  -----------------   -----------------

Interest expense:
  Demand deposits                                                                   3,868              2,752               2,476
  Savings deposits                                                                    430                219                 231
  Time deposits                                                                     3,228              1,280               1,035
  Notes payable                                                                       111                123                 144
  Mandatory convertible debentures                                                    141                 13                  --
  Interest on federal funds purchased and other borrowed funds                         31                127                 324
                                                                        -----------------  -----------------   -----------------
          Total interest expense                                                    7,809              4,514               4,210
                                                                        -----------------  -----------------   -----------------

          Net interest income                                                      13,574              9,508               7,445

Provision for loan losses                                                              --                232                 154
                                                                        -----------------  -----------------   -----------------
          Net interest income after provision for loan losses                      13,574              9,276               7,291

Other income:
  Service charges on deposit accounts                                               1,404                916                 790
  Other income                                                                        984                357                 281
                                                                        -----------------  -----------------   -----------------
                                                                                    2,388              1,273               1,071

Other expenses:
  Salaries and employee benefits                                                    6,954              5,086               3,670
  Occupancy expense                                                                 1,626              1,325               1,185
  Furniture and equipment expense                                                   1,151                852                 492
  Other operating expenses                                                          3,317              2,524               2,393
                                                                        -----------------  -----------------   -----------------
                                                                                   13,048              9,787               7,740
                                                                        -----------------  -----------------   -----------------


          Income before income taxes                                                2,914                762                 622

Income tax expense                                                                    955                288                 257
                                                                        -----------------  -----------------   -----------------
          Net income                                                                1,959                474                 365

Income tax benefit of net operating loss carryforwards                              1,343                274                 242
                                                                        -----------------  -----------------   -----------------

Increase in stockholders' equity due to net income and
  income tax benefits of net operating loss carryforwards               $           3,302                748                 607
                                                                        -----------------  -----------------   -----------------
                                                                        -----------------  -----------------   -----------------

Net income                                                              $           1,959                474                 365
Preferred stock dividends                                                             690                 --                  --
                                                                        -----------------  -----------------   -----------------
Net income available to common stockholders                             $           1,269                474                 365
                                                                        -----------------  -----------------   -----------------
                                                                        -----------------  -----------------   -----------------

Weighted average common shares                                                  2,691,987          2,100,423           1,778,373
                                                                        -----------------  -----------------   -----------------
                                                                        -----------------  -----------------   -----------------

Net income per common share                                             $            0.47               0.23                0.21
                                                                        -----------------  -----------------   -----------------
                                                                        -----------------  -----------------   -----------------

See accompanying notes to consolidated financial statements.

                                VAIL BANKS, INC.
                                AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                  Years ended December 31, 1998, 1997 and 1996
                        (In thousands, except share data)

                                                           SERIES A                                      COMMON STOCK
                                                       PREFERRED STOCK            MANDATORY              $1 PAR VALUE
                                                 -----------------------------   CONVERTIBLE    ---------------------------------
                                                    SHARES          AMOUNT       DEBENTURES          SHARES            AMOUNT
                                                 --------------  -------------   ------------   ------------------  -------------
Balance at December 31, 1995                                 --  $          --             --            1,766,050  $       1,766

  Issuance of common stock for services                      --             --             --               16,460             16
  Dividends - $.22 per share                                 --             --             --                   --             --
  Comprehensive income:
     Net income                                              --             --             --                   --             --
     Net unrealized change in investment
       securities                                            --             --             --                   --             --
                                                 --------------  -------------   ------------   ------------------  -------------
          Total comprehensive income                         --             --             --                   --             --

  Income tax benefit credited to stockholders'
    equity                                                   --             --             --                   --             --
                                                 --------------  -------------   ------------   ------------------  -------------
Balance at December 31, 1996                                 --             --             --            1,782,510          1,782

  Issuance of common stock for services                      --             --             --               13,580             14
  Sale of common stock                                       --             --             --              454,890            455
  Debentures assumed in acquisition                          --             --          1,600                   --             --
  Issuance of preferred stock                            34,258          2,960             --                   --             --
  Comprehensive income:
     Net income                                              --             --             --                   --             --
     Net unrealized change in investment
       securities                                            --             --             --                   --             --
                                                 --------------  -------------   ------------   ------------------  -------------
          Total comprehensive income                         --             --             --                   --             --

  Income tax benefit credited to stockholders'
    equity                                                   --             --             --                   --             --
                                                 --------------  -------------   ------------   ------------------  -------------
Balance at December 31, 1997                             34,258          2,960          1,600            2,250,980          2,251

  Issuance of common stock for services                      --             --             --               34,840             35
  8% dividends declared on preferred stock                   --             --             --                   --             --
  Issuance of common stock at $10
     per share, less selling expenses of $36                 --             --             --              204,540            204
  Issuance of common stock in conjunction
     with the acquisition of Independent
     Bankshares, Inc.                                        --             --             --              318,770            319
  Issuance of common stock in conjunction with
     initial public offering at $12 per share
     less selling expenses of $2,571                         --             --             --            1,680,000          1,680
  Conversion of preferred stock to common
     stock including preferred stock dividend
     in conjunction with initial public offering
     less conversion costs of $20                       (34,258)        (2,960)            --              342,565            343
  Conversion of mandatory convertible debentures
     to common stock in conjunction with initial
     public offering                                         --             --         (1,600)             300,000            300
  Issuance of common stock in
     conjunction with the acquisition of
     Telluride Bancorp, Ltd.                                 --             --             --              908,913            909
  Comprehensive income:
     Net income                                              --             --             --                   --             --
     Net unrealized change in investment
       securities                                            --             --             --                   --             --
                                                 --------------  -------------   ------------   ------------------  -------------

        Total comprehensive income                           --             --             --                   --             --

  Income tax benefit credited to stockholders'
    equity                                                   --             --             --                   --             --
                                                 --------------  -------------   ------------   ------------------  -------------

Balance at December 31, 1998                                 --  $          --             --            6,040,608  $       6,041
                                                 --------------  -------------   ------------   ------------------  -------------
                                                 --------------  -------------   ------------   ------------------  -------------


                                                                                                  ACCUMULATED
                                                                   ADDITIONAL     RETAINED           OTHER
                                                                    PAID-IN       EARNINGS       COMPREHENSIVE
                                                                    CAPITAL       (DEFICIT)          INCOME             TOTAL
                                                                 --------------- ------------   -----------------   -------------
Balance at December 31, 1995                                             7,558           (186)               (17)           9,121

  Issuance of common stock for services                                     71             --                 --               87
  Dividends - $.22 per share                                                --           (400)                --             (400)
  Comprehensive income:
     Net income                                                             --            365                 --              365
     Net unrealized change in investment securities                         --             --                 14               14
                                                                 -------------   ------------  -----------------   --------------
          Total comprehensive income                                        --            365                 14              379

  Income tax benefit credited to stockholders' equity                      242             --                 --              242
                                                                 -------------   ------------  -----------------   --------------
Balance at December 31, 1996                                             7,871           (221)                (3)           9,429

  Issuance of common stock for services                                     62             --                 --               76
  Sale of common stock                                                   2,571             --                 --            3,026
  Debentures assumed in acquisition                                         --             --                 --            1,600
  Issuance of preferred stock                                               --             --                 --            2,960
  Comprehensive income:
     Net income                                                             --            474                 --              474
     Net unrealized change in investment securities                         --             --                 29               29
                                                                 -------------   ------------  -----------------   --------------

          Total comprehensive income                                        --            474                 29              503

  Income tax benefit credited to stockholders' equity                      274             --                 --              274
                                                                 -------------   ------------  -----------------   --------------
Balance at December 31, 1997                                            10,778            253                 26           17,868

  Issuance of common stock for services                                    172             --                 --              207
  8% dividends declared on preferred stock                                  --           (243)                --             (243)
  Issuance of common stock at $10
     per share, less selling expenses of $36                             1,806             --                 --            2,010
  Issuance of common stock in conjunction
     with the acquisition of Independent Bankshares, Inc.                2,869             --                 --            3,188
  Issuance of common stock in conjunction with initial
     public offering at $12 per share less selling expenses
     of $2,571                                                          15,909             --                 --           17,589
  Conversion of preferred stock to common stock including
     preferred stock dividend in conjunction with initial
     public offering less conversion costs of $20                        2,597           (447)                --             (467)
  Conversion of mandatory convertible debentures to
     common stock in conjunction with initial public offering            1,300             --                 --               --
  Issuance of common stock in
     conjunction with the acquisition of Telluride
     Bancorp, Ltd.                                                       9,998             --                 --           10,907
  Comprehensive income:
     Net income                                                             --          1,959                 --            1,959
     Net unrealized change in investment securities                         --             --                 16               16
                                                                 -------------   ------------  -----------------   --------------
        Total comprehensive income                                          --          1,959                 16            1,975

  Income tax benefit credited to stockholders' equity                    1,343             --                 --            1,343
                                                                 -------------   ------------  -----------------   --------------

Balance at December 31, 1998                                            46,772          1,522                 42           54,377
                                                                 -------------   ------------  -----------------   --------------
                                                                 -------------   ------------  -----------------   --------------

See accompanying notes to consolidated financial statements.

                               VAIL BANKS, INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                 Years ended December 31, 1998, 1997 and 1996
                                (In thousands)

                                                                             1998                1997               1996
                                                                       -----------------   -----------------  -----------------
Cash flows from operating activities:
  Net income                                                           $           1,959                 474                365
  Adjustments to reconcile net income to net cash provided from operating activities, net of effects of purchase business
     combinations:
       Amortization of intangible assets                                             270                 127                120
       Depreciation and amortization                                               1,558                 885                497
       Provision for loan losses                                                      --                 232                154
       Net amortization of premiums (accretion of discounts) on
          investment securities                                                       11                 (82)              (102)
       Net change in unrealized gain/loss on available for sale
         securities                                                                   16                  29                 14
       Deferred income tax expense                                                   902                 274                255
       Changes in operating assets and liabilities:
          Decrease (increase) in accrued interest receivable                         119                (348)              (221)
          Decrease (increase) in intangible and other assets                        (903)                 20                (31)
          Increase (decrease) in accrued interest payable and
            other liabilities                                                     (1,406)              3,954                128
          Increase in deferred compensation                                            2                  --                 --
          Other, net                                                                  --                 (34)               (37)
                                                                       -----------------   -----------------  -----------------
                   Net cash provided by operating activities                       2,528               5,531              1,142
                                                                       -----------------   -----------------  -----------------

Cash flows from investing activities, net of effects of purchase business combinations:
     Net decrease (increase) in federal funds sold                               (12,867)            (10,403)             5,340
     Purchase of investment securities held to maturity                               --                  --             (9,810)
     Purchase of investment securities available for sale                           (575)               (238)              (263)
     Proceeds from maturities of investment securities held to
       maturity                                                                    7,760                 450              3,500
     Proceeds from maturities of investment securities available
       for sale                                                                    2,412               4,610              9,964
     Net increase in loans                                                       (15,467)            (13,943)           (28,386)
     Purchase of bank premises and equipment                                      (5,389)             (2,205)            (2,065)
     Proceeds from the sale of bank premises and equipment                            --                  --                355
     Proceeds from the sale of real estate acquired through
       foreclosure                                                                    --                  --                464
     Cash paid for acquisitions, net of cash acquired                             (8,259)             (1,353)                --
                                                                       -----------------   -----------------  -----------------
                   Net cash used by investing activities                         (32,385)            (23,082)           (20,901)
                                                                       -----------------   -----------------  -----------------

Cash flows from financing activities, net of effects of purchase business combinations:
     Net increase in deposits                                                     24,058              19,857             18,786
     Net increase (decrease) in repurchase agreements                               (308)             (1,339)             1,308
     Proceeds from issuance of common stock                                       19,806               3,026                 --
     Cash paid in conversion of preferred stock to common stock                      (20)                 --                 --
     Dividends paid                                                                 (690)                 --               (400)
     Repayments of notes payable                                                  (1,200)             (4,765)              (200)
                                                                       -----------------   -----------------  -----------------
                 Net cash provided by financing activities                        41,646              16,779             19,494
                                                                       -----------------   -----------------  -----------------

                 Net increase (decrease) in cash and due from banks               11,789                (772)              (265)

Cash and due from banks at beginning of year                                      16,680              17,452             17,717
                                                                       -----------------   -----------------  -----------------

Cash and due from banks at end of year                                 $          28,469              16,680             17,452
                                                                       -----------------   -----------------  -----------------
                                                                       -----------------   -----------------  -----------------

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest expense                                                  $           7,584               4,360              4,412
                                                                       -----------------   -----------------  -----------------
                                                                       -----------------   -----------------  -----------------

     Income taxes                                                      $              71                   8                 18
                                                                       -----------------   -----------------  -----------------
                                                                       -----------------   -----------------  -----------------

See accompanying notes to consolidated financial statements.

                               VAIL BANKS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    ORGANIZATION AND BASIS OF PRESENTATION

              The accompanying consolidated financial statements include the accounts of Vail Banks, Inc. (VBI) and its wholly owned subsidiaries, WestStar Bank (WestStar), the Bank of Telluride
              (BOT) and Western Colorado Bank (WCB). WestStar and VBI own a 54.04% interest in Avon 56 Limited which is also included in the accompanying consolidated financial statements. All entities are collectively referred to as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

              In 1993, VBI was formed as a bank holding company for WestStar and is engaged in the management and operation of financial institutions primarily in the western slope region of Colorado. Colorado counties served by the Company include Summit, Eagle, Delta, Garfield, Ouray, San Miguel and Montrose, as well as the Denver Metropolitan area. The Company offers a full range of loan and deposit products to local consumers and commercial businesses.

              On December 9, 1998, the Company registered and sold shares of its $1 par value common stock in an initial public offering. Commensurate with the offering and sale of the Company's common stock to the public, the Company acquired Telluride Bancorp, Ltd., which was merged into VBI, and its two subsidiary banks, BOT and WCB, which are now subsidiary banks of VBI.

       (b)    CASH AND CASH EQUIVALENTS

              For purposes of the statements of cash flows, the Company considers cash equivalents to represent cash and due from banks. Cash equivalents include uninsured deposits in other financial institutions approximating $6,597,000 and $2,139,000 at December 31, 1998 and 1997, respectively, other than amounts on deposit at the Federal Home Loan Bank of Topeka and the Federal Reserve Bank.

       (c)    INVESTMENT SECURITIES

              The Company classifies its investment securities in one of three categories: trading, available-for-sale and held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold until maturity. All securities not classified as either trading or held-to-maturity are classified as available-for-sale. The Company has no securities classified as trading. Held-to-maturity securities are recorded at cost, adjusted for amortization or accretion of premiums or discounts. Trading and available-for-sale securities are recorded at fair value. Unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses, net of the related tax effect, on available-for-sale

                               VAIL BANKS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


              securities are reported as a separate component of stockholders' equity, and the annual change of such gains and losses are reported as other comprehensive income. Transfer of securities between categories are recorded at fair value on the date of transfer.

              Realized gains and losses for securities classified as available-for-sale and held-to-maturity are recognized in earnings upon sale or redemption at maturity. The specific identification method is used to determine the cost of securities sold. Discounts or premiums are accreted or amortized using the level-yield method to the earlier of call date or maturity of the related held-to-maturity security.

       (d)    LOANS AND INTEREST INCOME

              Loans are considered impaired when it is probable that the Company will not fully collect amounts due in accordance with the contractual terms of the loans. For these loans, the Company measures the amount of impairment using discounted cash flows, except when it is determined that the sole source of repayment for the loan is operation or liquidation of the collateral. In such case, the current fair value of the collateral, reduced by estimated selling costs, is used in place of discounted cash flows. If the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating or adjusting an existing allocation of the allowance for losses on loans.

              Interest income is accrued daily on the principal balance outstanding, if such income is deemed collectible. Generally, the Company stops accruing interest on loans for which payments are more than 90 days past due as well as any other loans which management believes it is probable that the Company will not collect all of its outstanding principal. When placing a loan on nonaccrual status, interest accrued to date is generally reversed unless the net realizable value of the underlying collateral is sufficient to cover principal and accrued interest. When such a reversal is made, interest accrued during prior years is charged to the allowance for loan losses. All other interest reversed on nonaccrual loans is charged against current year interest income.

              The Company calculates gains or losses on sales of participating interests in loans receivable by determining the difference between the weighted average yield of the loans sold and the yield rate guaranteed to the purchaser, adjusted for estimated cost of servicing the loans receivable. The resulting premium or discount is amortized or accreted to interest income using the level-yield method over the contractual life of the loans. Loans held for sale are recorded at the lower of cost or estimated market value.

              Loan and commitment fees, net of certain loan origination costs, are deferred and recognized as an adjustment of yield using the level-yield method over the contractual lives of the loans.

                               VAIL BANKS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997

       (e)    PROVISION AND ALLOWANCE FOR LOAN LOSSES

              The Company's lending personnel are responsible for the continuous monitoring of the quality of its loan portfolio. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties and assesses estimated future cash flows from borrowers' operations and the liquidation of loan collateral. The allowance for loan losses is based primarily on management's estimates of possible loan losses from these procedures and historical experiences. These estimates involve judgments and a certain level of subjectivity; changes in economic conditions may necessitate revisions in future years.

              Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to record additional provisions for potential losses based upon their evaluation of information available at the time of their examination.

              The Company provides for loan losses by a charge to current year income based on the character of the loan portfolio, current economic conditions and such other factors as, in management's best judgment, deserve current recognition in estimating loan losses. In addition, recoveries realized on loans previously charged off are credited to the allowance for loan losses.

       (f)    CONCENTRATIONS OF CREDIT RISK

              Concentrations of credit risk arise when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Company's loan portfolio consists of construction and real estate loans located in Colorado, making the value of the portfolio more susceptible to declines in real estate values and other changes in economic conditions in Colorado. The Company does not believe it has a significant exposure to any individual customer.

       (g)    DISCLOSURES OF FAIR VALUE OF FINANCIAL INSTRUMENTS

              Statement of Financial Accounting Standards ("SFAS") No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires the Company to disclose estimated fair values of its financial

                               VAIL BANKS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997

              instruments. Fair value estimates are made at a specific point in time, based on relevant market information. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

              Fair value estimates are based on financial instruments owned at December 31, 1998 and 1997 without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments, including deferred tax assets and premises and equipment. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in these estimates.

       (h)    BANK PREMISES AND EQUIPMENT

              Bank premises and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets.

       (i)    INTANGIBLE ASSETS

              Intangible assets primarily represent goodwill for the cost paid in purchase transactions in excess of fair value of the net assets acquired. Amortization is computed on the straight-line method over 25 years. Capitalized costs and accumulated amortization for costs in excess of fair value of net assets acquired as of December 31 are as follows (in thousands):

                                                                      1998                 1997
                                                                -----------------    -----------------
                      Capitalized costs                         $          23,545                4,465
                      Accumulated amortization                               (586)                (316)
                                                                -----------------    -----------------

                                                                $          22,959                4,149
                                                                -----------------    -----------------
                                                                -----------------    -----------------

              The Company assesses the recoverability of intangible assets by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future net cash flows of the acquired institutions. The assessment of the recoverability of goodwill will be impacted if estimated undiscounted future net cash flows are not achieved.

                               VAIL BANKS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997

       (j)    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
              DISPOSED OF

              The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.

       (k)    INCOME TAXES

              Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the book values and tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

       (l)    NET INCOME PER COMMON SHARE

              In February 1997, the FASB issued SFAS No. 128, EARNINGS PER SHARE (Statement 128). Statement 128 supersedes APB Opinion No. 15, EARNINGS PER SHARE, and specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. Statement 128 is effective for periods ending after December 15, 1997. The Company computes two measures, basic and diluted earnings per share. Basic earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in net earnings that would have resulted from the assumed conversion of the potential common shares. Due to the antidilutive impact on net income of preferred stock dividends in calculating diluted earnings per share, only basic earnings per share is presented. Consistent with the requirements of Statement 128, the Company has restated all prior-period earnings per share data presented, including interim financial statements and selected quarterly financial data.

       (m)    STOCK INCENTIVE PLAN

                               VAIL BANKS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


              The Company accounts for its stock incentive plan in accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (Statement 123), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of Statement 123.

       (n)    USE OF ESTIMATES

              The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       (o)    RECLASSIFICATIONS

              Certain reclassifications have been made to the previous financial statements to conform to their 1998 presentation.

(2)    BUSINESS COMBINATIONS

       (a)    TELLURIDE BANCORP, LTD.

              On December 15, 1998, the Company purchased all of the outstanding stock of Telluride Bancorp, Ltd. (Telluride) and its wholly owned subsidiaries Bank of Telluride and Western Colorado Bank for $13,331,000 in cash and 908,913 shares of stock valued at $12.00 per share.

              The acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair value at the date of acquisition. The excess of purchase price over the fair value of net assets acquired has been recorded as an intangible asset, which is being amortized over 25 years. The estimated fair values of assets and liabilities acquired are summarized as follows (in thousands):

                               VAIL BANKS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


Cash and due from banks                        $             7,340
Federal funds sold                                          10,825
Investment securities                                       23,078

Loans                                                       81,751
Less allowance for loan losses                              (1,153)
                                               -------------------

                                                            80,598

Bank premises and equipment                                  9,366
Other assets                                                 1,703
Goodwill                                                    14,395
Deposits                                                  (119,897)
Note payable                                                (1,114)
Other liabilities                                           (1,510)
                                               -------------------

         Consideration and expenses paid       $            24,784
                                               -------------------
                                               -------------------

       (b)    INDEPENDENT BANKSHARES, INC.

              On July 31, 1998, the Company purchased all of the outstanding stock of Independent Bankshares, Inc. (Independent) and its subsidiary bank, Glenwood Independent Bank (Glenwood) for $3,816,000 in cash and 318,770 shares of stock. Glenwood currently operates as a branch of WestStar.

              The acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair value at the date of acquisition. The excess of purchase price over the net assets acquired of $7,120,000 has been recorded as an intangible asset, which is being amortized over 25 years.

       (c)    CEDAREDGE FINANCIAL SERVICES, INC.

              On November 30, 1997, the Company purchased all of the outstanding stock of Cedaredge Financial Services, Inc. (Cedaredge) and its wholly owned subsidiary, Western Community Bank. These entities were merged into the Company. The Company paid cash of $3,250,000 and assumed Cedaredge's mandatory convertible debentures approximating $1,600,000.

              The acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair value at the date of acquisition. The excess of purchase price over the net assets acquired has been recorded as an intangible asset, which is being

                               VAIL BANKS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


              amortized over 25 years. The estimated fair values of assets and liabilities acquired are summarized as follows (in thousands):

                Cash and due from banks                              $           2,197
                Federal funds sold                                               1,625
                Investment securities                                            5,629

                Loans                                                           34,217
                Less allowance for loan losses                                    (342)
                                                                     -----------------

                                                                                33,875

                Bank premises and equipment                                      1,579
                Other assets                                                       580
                Goodwill                                                         1,831
                Deposits                                                       (42,008)
                Other liabilities                                                 (458)
                Mandatory convertible debentures                                (1,600)
                                                                     -----------------

                                  Cash paid                          $           3,250
                                                                     -----------------
                                                                     -----------------

              The Company has entered into consulting and non-complete agreements with two of Cedaredge's executives. Under the agreement, annual payments of $110,000 are payable to these individuals for five years, beginning in 1997. Future maturities of the remaining obligation are as follows (in thousands):

                   YEAR ENDING                  PRINCIPAL
                  DECEMBER 31,                  MATURITIES         INTEREST            TOTAL
       ------------------------------------  ----------------- -----------------  -----------------
                      1999                   $              86                24                110
                      2000                                  93                17                110
                      2002                                 102                 8                110
                                             ----------------- -----------------  -----------------

                                             $             281                49                330
                                             ----------------- -----------------  -----------------
                                             ----------------- -----------------  -----------------

       (d)    VNB BUILDING CORPORATION

              In 1994, the Company purchased a 28% interest in Vail 108 Limited (Vail 108), the only asset owned at the time by VNB Building Corporation (VNB). In December 1997, the Company acquired the remaining interest in Vail 108 through a merger with VNB. VNB owned the property in which the Company's Vail main branch is located. In connection with this merger, the Company issued 34,258 shares of Series A Preferred Stock for $2,960,000 and cash of $300,000. Such preferred stock was converted to common shares on a share-for-share basis upon completion of the Company's initial public offering.

                               VAIL BANKS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


       (e)    PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)

              The operating results of the Company's acquisitions are included in the Company's consolidated results of operations from the dates of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions of Telluride and Independent had occurred at the beginning of 1997, after giving effect to certain adjustments, including depreciation, amortization of intangible assets, debt repayment, dividends on preferred stock and income taxes. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.


                                                                      1998              1997
                                                                  -------------     -------------
                                                                          (In thousands)
                  Interest income                                 $      32,053            28,303
                  Interest expense                                       11,519             9,801
                                                                  -------------     -------------
                                                                         20,534            18,502

                  Provision for loan losses                                 442               475
                                                                  -------------     -------------

                  Net interest income after provision for
                    possible loan losses                                 20,092            18,027

                  Other income                                            3,418             3,181
                  Other expenses                                         19,581            19,092
                                                                  -------------     -------------

                  Income before income taxes                              3,929             2,116

                  Income tax expense                                      1,464               907
                                                                  -------------     -------------

                  Net income                                      $       2,465             1,209
                                                                  -------------     -------------
                                                                  -------------     -------------

                               VAIL BANKS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


(3)    INVESTMENT SECURITIES

       Investment securities at December 31 consist of (in thousands):

                                                                                  1998
                                                  ---------------------------------------------------------------------
                                                                      GROSS             GROSS
                                                   AMORTIZED        UNREALIZED        UNREALIZED            MARKET
                                                     COST             GAINS             LOSSES              VALUE
                                                  ------------     -------------    ---------------     ---------------
          Available-for-sale:
              U.S. Treasuries                     $      8,466                27                 (2)              8,491
              U.S. Government agencies                  13,723                 8                 (2)             13,729
              Mortgage backed securities                   811                 1                 --                 812
              State and municipal                        7,928                29                 (5)              7,952
              Federal Home Loan Bank,
                Federal Reserve Bank and
                  other stock                            2,038                --                 --               2,038
                                                  ------------     -------------    ---------------     ---------------
                                                  $     32,966                65                 (9)             33,022
                                                  ------------     -------------    ---------------     ---------------
                                                  ------------     -------------    ---------------     ---------------

          Held-to-maturity:
              U.S. Treasuries                     $      5,986                63                 --               6,049
              Mortgage backed securities                 1,677                38                 --               1,715
              State and municipal                           50                --                 --                  50
                                                  ------------     -------------    ---------------     ---------------
                                                  $      7,713               101                 --               7,814
                                                  ------------     -------------    ---------------     ---------------
                                                  ------------     -------------    ---------------     ---------------
                                                                                  1997
                                                  ---------------------------------------------------------------------
                                                                      GROSS             GROSS
                                                   AMORTIZED        UNREALIZED        UNREALIZED            MARKET
                                                     COST             GAINS             LOSSES              VALUE
                                                  ------------     -------------    ---------------     ---------------
          Available-for-sale:
              U.S. Treasuries                     $      1,864                 1                 --               1,865
              U.S. Government agencies                   3,843                --                 --               3,843
              Mortgage backed securities                    --                --                 --                  --
              State and municipal                        2,944                34                 --               2,978
              Federal Home Loan Bank,
                Federal Reserve Bank and
                  other stock                              921                --                 --                 921
                                                  ------------     -------------    ---------------     ---------------
                                                  $      9,572                35                 --               9,607
                                                  ------------     -------------    ---------------     ---------------
                                                  ------------     -------------    ---------------     ---------------

          Held-to-maturity:
              U.S. Treasuries                     $      7,960                --                (22)              7,938
              Mortgage backed securities                 2,080                24                 --               2,104
              State and municipal                           85                 1                 --                  86
                                                  ------------     -------------    ---------------     ---------------

                                                  $     10,125                25                (22)             10,128
                                                  ------------     -------------    ---------------     ---------------
                                                  ------------     -------------    ---------------     ---------------

                               VAIL BANKS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


       Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturities of investment securities at December 31, 1998 are as follows (in thousands).

                                                                 AVAILABLE FOR SALE              HELD TO MATURITY
                                                             ---------------------------     --------------------------
                                                              AMORTIZED       MARKET          AMORTIZED       MARKET
                                                                COST           VALUE            COST          VALUE
                                                             -----------    ------------     -----------    -----------
           Due within one year                               $    15,467          15,472           2,047          2,051
           Due after one year through five years                  11,800          11,851           3,989          4,048
           Due after five years through ten years                  1,505           1,505             499            510
           Due after ten years                                     4,194           4,194           1,178          1,205
                                                             -----------    ------------     -----------    -----------

                                                             $    32,966          33,022           7,713          7,814
                                                             -----------    ------------     -----------    -----------
                                                             -----------    ------------     -----------    -----------

       Securities with a carrying value of approximately $30,329,000 and $14,084,000 at December 31, 1998 and 1997, respectively, are pledged as collateral to secure public deposits and for other purposes as permitted or required by law.

       Securities sold under repurchase agreements of approximately $308,000 at December 31, 1997 were fully collateralized by related securities.

       As a member of the FHLB system, the Company is required to maintain an investment in stock of the FHLB equal to the greater of 1% of certain residential mortgages or 5% of FHLB advances. The Company has a blanket pledge with the FHLB and has pledged all of its stock in the FHLB, and all otherwise unpledged or unencumbered federal funds sold, U.S. agency securities, certain qualifying loans and mortgaged-backed securities.

(4)    LOANS

       Loans at December 31, consist of the following (in thousands):

                                                                    1998                    1997
                                                              ------------------      ------------------
       Commercial                                             $          123,804                  75,298
       Construction and land                                              55,642                  25,163
       Residential real estate                                            51,000                  31,618
       Consumer                                                           24,635                  15,091
       Credit card                                                         2,180                   1,540
       Revolving lines of credit and overdrafts                            5,057                   3,700
       Agricultural                                                        6,873                   2,503
                                                              ------------------      ------------------
                                                              $          269,191                 154,913
                                                              ------------------      ------------------
                                                              ------------------      ------------------

                               VAIL BANKS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


       Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                                                  1998              1997                1996
                                                              -------------     --------------      --------------
         Balance at beginning of year                         $       1,364                823                 620
         Provision for loan losses                                       --                232                 154
         Loans charged off                                             (168)               (58)               (122)
         Recoveries on loans previously charged off                      48                 24                 171
         Acquired through acquisition                                 1,346                343                  --
                                                              -------------     --------------      --------------

         Balance at end of year                               $       2,590              1,364                 823
                                                              -------------     --------------      --------------
                                                              -------------     --------------      --------------

       The principal balance of loans on which the accrual of interest has been discontinued approximated $322,000 and $136,000 at December 31, 1998 and 1997, respectively. Interest income that would have been recorded for nonaccrual loans had they been performing in accordance with their contractual requirements approximated $74,000 and $3,000 for the years ended December 31, 1998 and 1997, respectively. Actual interest income recorded for these loans approximated $44,000 and $4,000 for the years ended December 31, 1998 and 1997, respectively.

       The recorded investment in impaired loans and the related impairment allowance determined under SFAS No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN and SFAS No. 118, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN - INCOME RECOGNITION AND DISCLOSURES (collectively referred to as Statement 114) (included within the allowance for losses on loans receivable) at December 31, 1998 $1,616,000 and $350,000, respectively, and at December 31, 1997 $51,000 and $26,000, respectively. There were no impaired loans for which a related impairment allowance is not required.

       The majority of impaired loans requiring a Statement 114 allowance are measured using the fair value of the underlying collateral since these loans are considered collateral dependent.

       The average recorded investment in impaired loans for the years ended December 31, 1998 and 1997 was $108,000 and $51,000, respectively. Interest recorded on impaired loans for the years ended December 31, 1998 and 1997 was $266,000 and $5,000, respectively.

                               VAIL BANKS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


(5)    BANK PREMISES AND EQUIPMENT

       Bank premises and equipment at December 31 consist of the following (in thousands):

                                                                    1998                    1997
                                                              ------------------      ------------------
       Land                                                   $            5,922                   3,160
       Buildings                                                          19,521                   9,962
       Leasehold improvements                                              3,662                   3,242
       Furniture, fixtures and equipment                                   8,510                   5,872
                                                              ------------------      ------------------

                                                                          37,615                  22,236

            Less accumulated depreciation
                and amortization                                          (5,968)                 (4,400)
                                                              ------------------      ------------------

                Premises and equipment, net                   $           31,647                  17,836
                                                              ------------------      ------------------
                                                              ------------------      ------------------

       Depreciation and amortization expense approximated $1,421,000, $885,000 and $497,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

(6)    DEPOSITS

       At December 31, 1998, the scheduled maturities of time deposits are as follows (in thousands):

                   1999                                $   78,423
                   2000                                     8,854
                   2001                                     2,382
                   2002                                     1,558
                   2003 and thereafter                        791
                                                       ----------

                                                       $   92,008
                                                       ----------
                                                       ----------

(7)    RELATED PARTY TRANSACTIONS

       The Company had net loans receivable from directors, executive officers and principal shareholders (more than ten percent ownership through attribution) of the Company and their related business at December 31 as follows (in thousands):

                                                               1998                  1997
                                                         ------------------    ------------------
         Directors and principal shareholders            $              322                   398
         Executive officers                                              85                    43
                                                         ------------------    ------------------

                                                         $              407                   441
                                                         ------------------    ------------------
                                                         ------------------    ------------------

                                VAIL BANKS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997



       In March 1999, an officer of the Company entered into a contract to purchase real estate owned by the Company at the property's carrying value of $175,000.

(8)    COMMITMENTS

       (a)    LEASES

              The Company leases facilities and equipment under leases that expire through the year 2010. Several leases have renewal options. Future minimum rental commitments under the leases as of December 31, 1998 are as follows (in thousands):


                                               FACILITIES          EQUIPMENT            TOTAL
                                              ------------      --------------      --------------
     1999                                 $        529                  68                 597
     2000                                          385                  56                 441
     2001                                          320                  22                 342
     2002                                          250                  --                 250
     2003 and thereafter                         1,185                  --               1,185
                                              ------------      --------------      --------------

                                          $      2,669                 146               2,815
                                              ------------      --------------      --------------
                                              ------------      --------------      --------------

              Total rental expense for December 31, 1998, 1997 and 1996 approximated $587,000 $749,000 and $621,000, respectively.

       (b)    YEAR 2000 (UNAUDITED)

              The Company is working to resolve the potential impact of the Year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company has completed its Year 2000 assessment and has begun the conversion and contingency efforts in its Year 2000 Plan. The total cost of the Year 2000 Plan is estimated to be $200,000 of which approximately $130,000 has been expensed through December 31, 1998. The Company's conversion and contingency efforts are expected to be completed by June 1999. If the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company.

                                VAIL BANKS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

(9)    INCOME TAXES

       Income tax expense for the years ended December 31, were allocated as follows (in thousands):


                                                                  1998               1997              1996
                                                              --------------     --------------    --------------
       Income from continuing operations                  $         941                279               258
       Stockholders' equity for unrealized
          holding gain (loss) on debt and equity
          securities recognized for financial
          reporting purposes                                         14                  9                (1)
                                                              --------------     --------------    --------------

                                                          $         955                288               257
                                                              --------------     --------------    --------------
                                                              --------------     --------------    --------------

       Income tax expense (benefit) for the years ended December 31, consists of the following (in thousands):


                                                CURRENT           DEFERRED            TOTAL
                                             -------------    ---------------    --------------
Year ended December 31, 1998:
    U.S. Federal                          $        53                960             1,013
    State and local                                --                (58)              (58)
                                             -------------    ---------------    --------------

                                          $        53                902               955
                                             -------------    ---------------    --------------
                                             -------------    ---------------    --------------

Year ended December 31, 1997:
    U.S. Federal                          $        14                274               288
    State and local                                --                 --                --
                                             -------------    ---------------    --------------

                                          $        14                274               288
                                             -------------    ---------------    --------------
                                             -------------    ---------------    --------------

Year ended December 31, 1996:
    U.S. Federal                          $         2                255               257
    State and local                                --                 --                --
                                             -------------    ---------------    --------------

                                          $         2                255               257
                                             -------------    ---------------    --------------
                                             -------------    ---------------    --------------

                                VAIL BANKS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

       Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate to pretax earnings as a result of the following (in thousands):


                                                                        1998               1997              1996
                                                                    -------------     --------------     -------------
            Computed "expected" tax expense                     $        991                259               211
            Decrease in valuation allowance on
               deferred tax assets                                       (58)                --                --
            Tax-exempt interest                                          (53)                (8)               (7)
            Goodwill amortization                                         93                 41                37
            Other, net                                                   (18)                (4)               16
                                                                    -------------     --------------     -------------

                                                                $        955                288               257
                                                                    -------------     --------------     -------------
                                                                    -------------     --------------     -------------

       The significant components of deferred income tax expense attributable to income from continuing operations for the year ended December 31, are as follows (in thousands):


                                                                         1998               1997              1996
                                                                     --------------     -------------     -------------
             Deferred tax expense (exclusive of the
                 effects of other components below)              $        960               274                255
             Decrease in beginning-of-the-year
                  balance of the valuation allowance for
                  deferred tax assets                                     (58)               --                 --
                                                                     --------------     -------------     -------------

                                                                 $        902               274               255
                                                                     --------------     -------------     -------------
                                                                     --------------     -------------     -------------

                                VAIL BANKS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

       Temporary differences between financial statement carrying amounts and tax bases of assets and liabilities resulting in significant components of deferred income taxes at December 31 are as follows (in thousands):


                                                                        1998               1997
                                                                     ------------     ---------------
             Deferred tax assets:
                  Net operating loss carryforwards               $      1,349               2,277
                  Allowance for loan losses                               425                  --
                  Other                                                   380                  39
                                                                     ------------     ---------------
                                                                        2,154               2,316
             Valuation allowance                                           --              (1,401)
                                                                     ------------     ---------------

                          Total deferred tax assets                     2,154                 915

             Deferred tax liabilities:
                  Allowance for loan losses                               307                 307
                  Basis of bank premises                                  815                 185
                  Unrealized gain on securities available
                      for sale                                             14                   9
                  Other                                                    47                  11
                                                                     ------------     ---------------

                          Total deferred tax liabilities                1,183                 512
                                                                     ------------     ---------------

             Net deferred tax asset                              $        971                 403
                                                                     ------------     ---------------
                                                                     ------------     ---------------

       In conjunction with the acquisition of Telluride, the Company recorded net deferred tax assets approximating $69,000.

       In assessing the realization of deferred tax assets, management considers the reversal of existing temporary differences and estimated future taxable income. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income in the period in which temporary differences become deductible. The Company believes that it is more likely than not that the deferred tax assets will be realized.

       The Company's net operating loss carryforwards are attributable to the prior operations of a bank that was merged into the Company in January 1993 for which a quasi reorganization was effected. Therefore, the realization of such carryforwards are recognized as a direct addition to stockholders' equity in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES.

                                VAIL BANKS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

       At December 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $2,950,000, the components of which expire in the years 2004 through 2007. The Company also has approximately $10,500,000 of additional net operating loss carryforwards for state income tax purposes, the components of which expire 2006 through 2010. These net operating loss carryforwards are subject to separate return limitations.

(10)   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

       The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit.

       Those instruments involve, to a varying degree, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

       The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, these commitments are as follows (in thousands):


                                                                         1998               1997
                                                                     --------------    ---------------
           Financial instruments whose contractual amounts
               represent credit risk:
                       Commitments to extend credit              $       54,963             30,620
                       Letters of credit                                  3,502              1,086
                                                                     --------------    ---------------

                                                                 $       58,465             31,706
                                                                     --------------    ---------------
                                                                     --------------    ---------------

       Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment and income producing commercial properties.

                                VAIL BANKS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

       Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

(11)   STOCKHOLDERS' EQUITY


       (a)    STOCKHOLDERS' AGREEMENTS

              During 1996 through 1998, the Company and certain of its stockholders entered into stockholder agreements containing terms and conditions affecting the ownership of shares covered by such agreements. In December 1998, these agreements were terminated in conjunction with the initial public offering.

              In 1998, 1997 and 1996, shares of common stock totaling 34,840, 13,580 and 16,460, respectively, were issued for services under the agreements. The services were valued at the book value of the stock issued which approximated $207,000, $76,000 and $87,000, respectively. These amounts were charged to income in the year incurred.

       (b)    STOCK INCENTIVE PLAN

              In January 1998, the Company adopted a Stock Incentive Plan (the
              Plan) pursuant to which the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, restricted stock awards and performance share awards to certain employees, directors and others that perform services for the Company.

              The number of shares available for grant of awards under the Plan, if any, will be determined by the Company's shareholders. If granted, outstanding options will be counted against the authorized pool of shares, regardless of their vested status.

              The option price for each grant of a stock option will not be less than the fair market value on the date the option is granted. The committee may determine the restrictions and conditions under which options may be exercised. Options must be exercised within ten years of the date granted.

                                VAIL BANKS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

              The Plan provides for the grant of restricted stock awards subject to restrictions, which the committee may determine. The restrictions would typically require continued employment in order to vest in the restricted stock. Vesting may also be based upon attainment of certain performance measures.

              At December 31, 1998, there were 500,000 shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1998 was $3.30 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998 - expected dividend yield of 0.0%, risk-free interest rate of 5.6%, expected life of 8.2 years, and expected volatility of the stock over the life of the options of 19.1%.

              The Company applies APB Opinion No. 25 in accounting for options granted under the Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's net income would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):


                                                   1998
                                            -------------------
Net income:
         As reported                     $           1,959
         Pro forma                                   1,855

Net income per common share:
         As reported                     $            0.47
         Pro forma                                    0.43

              Stock option activity since the Plan's inception in 1998 is as follows:


                                                                                 WEIGHTED
                                                               NUMBER OF         AVERAGE
                                                                SHARES        EXERCISE PRICE
                                                             --------------   ---------------
   Balance at December 31, 1997                                     --        $         --
            Granted                                            319,000                8.84
            Exercised                                               --                  --
            Forfeited                                            3,000                8.54
            Expired                                                 --                  --
                                                             --------------   --------------

   Balance at December 31, 1998                                316,000        $       8.84
                                                             --------------   --------------
                                                             --------------   --------------

                                VAIL BANKS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

              At December 31, 1998, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $8.54 to $9.39 and 5 to 10 years, respectively.

              At December 31, 1998, there were no exercisable options.

       (c)    PHANTOM STOCK PLAN

              In conjunction with the Telluride acquisition, the Company acquired a Phantom Stock Plan (PSP) to reward certain key employees with a "simulated proprietary interest" in the Company. Units were granted at the discretion of the Board of Directors, and are accounted for as awards to be settled in cash. Employees vested in their units upon completion of the Telluride acquisition in accordance with the terms of the plan. The Company will not offer additional units under the PSP. Compensation expense for the PSP is accrued during the periods in which employees provide services to the Company over the terms of the units. Accrued compensation expense approximated $493,000 for the year ended December 31, 1998.

       (d)    MANDATORY CONVERTIBLE DEBENTURES

              In connection with its acquisition of Cedaredge Financial Services, Inc. (CFS), the Company assumed mandatory convertible debentures totaling $1,600,000. In connection with the Company's initial public offering, the debentures were mandatorily converted to 300,000 shares of the Company's common stock.

       (e)    PREFERRED STOCK

              In connection with the Company's initial public offering, each share of preferred stock, both Series A and B, was mandatorily converted into one share of common stock. Dividends on the stock were payable quarterly at the rate of 8% in either cash or in shares of Series B Preferred stock at the option of the Board of Directors.

(12)   NOTES PAYABLE

       At December 31, 1998, notes payable consist of three notes with various maturities ranging from January 1, 1999 to August 29, 2001, and interest rates ranging from 8.25% to 8.75%. In February 1999, the Company repaid all outstanding balances on its notes payable.

                                VAIL BANKS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

(13)   401(k) PLAN

       In August 1996, the Company established a qualified 401(k) Plan (the
       Plan) covering all full-time employees, as defined in the Plan. Employees who are eligible may defer up to 15% of their compensation, subject to the annual limitations imposed by the Internal Revenue Code. The Company matches a discretionary percentage of the employees' contributions which vest ratably over five years. In addition, the Company may make additional profit sharing contributions. Employers' contributions to the Plan for the years ended December 31, 1998, 1997 and 1996 approximated $50,000, $40,000 and $17,000, respectively.

(14)   REGULATORY MATTERS

       The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Company meets all capital adequacy requirements to which it is subject.


       The most recent notification from the Federal Reserve categorized the Company as "well capitalized" under the regulatory framework. To be categorized as "well capitalized" the Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage capital ratios as set forth in the following table (in thousands, except percentages):

                                VAIL BANKS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


                                                                           ADEQUATELY                   WELL
                                                 ACTUAL                   CAPITALIZED               CAPITALIZED
                                        -----------------------    -------------------------  -----------------------
                                          AMOUNT       RATIO         AMOUNT          RATIO      AMOUNT        RATIO
                                        ---------    ----------    ----------       --------  ----------    ---------
      As of December 31, 1998
        Total capital
          (to risk weighted assets)     $  34,586       12.34%     $   22,414        =>8.0%   $   28,017       =>10%
           Tier 1 capital
             (to risk weighted assets)  $  31,996       11.42%     $   11,207        =>4.0%   $   16,810        =>6%
           Tier 1 capital
             (to average assets)        $  31,996        7.69%     $   12,485        =>3.0%   $   20,808        =>5%

      As of December 31, 1997
        Total capital
          (to risk weighted assets)     $  15,899       10.02%     $   12,543        =>8.0%   $   15,678     =>10.0%
           Tier 1 capital
             (to risk weighted assets)  $  12,925        8.26%     $    6,271        =>4.0%   $    9,047      =>6.0%
           Tier 1 capital
             (to average assets)        $  12,925        7.33%     $    4,703        =>3.0%   $    8,828      =>5.0%

(15)   FAIR VALUE OF FINANCIAL INSTRUMENTS

       The following summary presents the methodologies and assumptions used to estimate the fair value of the Company's financial instruments. The Company operates as a going concern and except for its investment portfolio, no active market exists for its financial instruments. Much of the information used to determine fair value is highly subjective and judgmental in nature and, therefore, the results may not be precise. The subjective factors include, among other things, estimates of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of the balance sheet date, the amounts which will actually be realized or paid upon settlement or maturity of the various financial instruments could be significantly different.

       Cash and cash equivalents are valued at their carrying amounts, which are reasonable estimates of fair value, due to the relatively short period to maturity of the instruments.

       Investments securities are valued based on quoted bid prices, if available. If a quoted bid prices are not available, fair value is estimated using quoted market prices for similar securities.

                                VAIL BANKS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

       The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For variable rate loans, the carrying amount is a reasonable estimate fair value.

       The fair value of demand deposits, savings accounts, NOW accounts and certain money market deposits is determined to be the amount payable on demand at the reporting date. The fair value of fixed maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

       For short-term borrowings, the carrying amount is a reasonable estimate of fair value.

       The fair value of long-term borrowings is estimated by discounting the future cash flows using the current rate at which a similar loan could be financed.

       The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparts. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparts at the reporting date.

       The carrying amounts and estimated fair values of financial instruments at December 31 are as follows (in thousands):


                                                                   1998                                  1997
                                                     -------------------------------      -------------------------------
                                                         CARRYING         FAIR              CARRYING           FAIR
                                                         AMOUNT           VALUE              AMOUNT            VALUE
                                                     -------------    --------------      -------------    --------------
              Financial assets:
                  Cash due from banks                $      28,469           28,469           16,680            16,680
                  Investment securities                     40,735           40,837           19,732            19,735
                  Loans, net                               266,601          266,429          153,549           153,730

              Financial liabilities:
                  Deposits, demand and savings             285,564          285,564          165,245           165,245
                  Deposits with stated maturities           92,008           92,289           40,970            40,979

                                VAIL BANKS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

(16)   SUBSEQUENT EVENT

       On March 9, 1999, the Company's Board of Directors approved an agreement to acquire the branch office and approximately $43 million deposits of World Savings' Glenwood Springs, Colorado branch. The acquisition is expected to close during the second quarter of 1999, subject to approval by certain regulatory agencies.

                                VAIL BANKS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

(17)      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

          Selected quarterly financial data of the Company for the eight quarters ended December 31, 1998 are as follows (in thousands, except per share data):


                                                      1998                                            1997
                            ----------------------------------------------------  ------------------------------------------------
                               MARCH 31    JUNE 30   SEPTEMBER 30   DECEMBER 31   MARCH 31    JUNE 30   SEPTEMBER 30   DECEMBER 31
                            ------------  ---------  ------------   -----------   ---------  ---------  ------------   -----------
Total interest income       $     4,645       5,191        5,493         6,054        3,171      3,340        3,478        4,033
Net interest income               2,896       3,318        3,452         3,908        2,053      2,258        2,435        2,762
Provision for loans losses           --          --           --            --           --         --           --          232
Net interest income after
  provison for loan losses        2,896       3,318        3,452         3,908        2,053      2,258        2,435        2,530
Income before income taxes          522         758          795           839          166        408          446         (258)
Net income                          340         495          510           614          100        256          284         (166)


Net income per common share        0.12        0.19         0.17          0.03         0.05       0.12         0.13        (0.08)

                                VAIL BANKS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997



(18)      PARENT COMPANY FINANCIAL INFORMATION

          Condensed parent company financial information is as follows:

                            Condensed Balance Sheets
                                  December 31,
                                 (In thousands)

                                                        1998             1997
                                                     ---------        --------
                                     ASSETS
       Cash                                          $   5,192              127
       Investment in subsidiary                         49,934           18,917
       Other assets                                      2,712              366
                                                     ---------         --------
                                                     $  57,838           19,410
                                                     ---------         --------
                                                     ---------         --------

                                   LIABILITIES

       Note payable                                  $   1,114            1,200
       Other liabilities                                 2,347              342
                                                     ---------         --------
                                                         3,461            1,542

       Stockholder's equity                             54,377           17,868
                                                     ---------         --------
                                                     $  57,838           19,410
                                                     ---------         --------
                                                     ---------         --------

                                VAIL BANKS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997



                         Condensed Statements of Income
                            Years ended December 31,
                                 (In thousands)


                                                             1998             1997            1996
                                                          --------         -------         -------
       Revenue -
         Equity in earnings of subsidiary                 $  2,386             996             713

       Expenses:
         Interest                                              252             136             144
         Salaries, benefits and other compensation             248             404             263
         Other expenses                                        120             250             120
                                                          --------         -------         -------
                                                               620             790             527
                                                          --------         -------         -------
                Income before income taxes                   1,766             206             186

       Income tax benefit                                      193             268             179
                                                          --------         -------         -------
                Net income                                $  1,959             474             365
                                                          --------         -------         -------
                                                          --------         -------         -------

                                VAIL BANKS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

                       Condensed Statements of Cash Flows
                            Years ended December 31,
                                 (In thousands)

                                                                          1998              1997               1996
                                                                       --------          ---------          --------
       Operating activities:
          Net income                                                   $  1,959                474              365
          Adjustments to reconcile net income to net
             cash provided from operating activities,
             net of effects of business combinations:
               Investment in subsidiaries                                  (193)              (786)             290
               Income tax benefit                                           193               (268)            (179)
               Depreciation and amortization                                 19                 10               13
               Common stock issued for services                             207                 76               87
               Change in other assets and accrued liabilities               105                (19)               5
                                                                       --------          ---------          --------
                      Net cash provided by (used in)
                        operating activities                              2,290               (513)             581
                                                                       --------          ---------          --------
       Investing activities:
          Acquisition of subsidiary banks                               (15,121)            (2,160)              --
          Other investing                                                    --                (60)              (5)
                                                                       --------          ---------          --------
                      Net cash used in investing activities             (15,121)            (2,220)              (5)

       Financing activities:
          Repayments of notes payable                                    (1,200)              (200)            (200)
          Proceeds from issuance of common stock                         19,806              3,026               --
          Dividends paid                                                   (690)                --             (400)
          Cash paid in conversion of preferred stock to common stock       (20)                 --              --
                                                                       --------          ---------          --------
                      Net cash provided by (used in)
                        financing activities                             17,896              2,826             (600)
                                                                       --------          ---------          --------
                      Net increase (decrease) in cash                     5,065                 93              (24)

       Cash - beginning of year                                             127                 34               58

       Cash - end of year                                              $  5,192                127               34
                                                                       --------          ---------          --------
                                                                       --------          ---------          --------