Form 10QSB
period 1999-03-31
VAIL BANKS INC
filed 1999-05-14
CIK 1035770

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR QUARTERLY PERIOD ENDED March 31, 1999

                      Commission File Number 000-25081


                              VAIL BANKS, INC.
      (Exact name of small business issuer as specified in its charter)

              Colorado                               84-1250561
    ---------------------------------------------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification
     incorporation or organization)                   Number)


             108 South Frontage Road West, Vail, Colorado  81657
          ---------------------------------------------------------
          (Address of principal executive offices)       (Zip Code)


Issuer's telephone number, including area code: (970) 476-2002
                                                --------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/    No  / /

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of April 30, 1999 there were 6,040,608 shares of common stock ($1.00 par value per share) outstanding.

                              VAIL BANKS, INC.


                                    INDEX



PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheet at March 31, 1999                        3

          Consolidated Statements of Income for the Three Months Ended
          March 31, 1999 and 1998                                             4

          Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 1999 and 1998                                       5

          Notes to Unaudited Consolidated Financial Statements                6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           8

PART II   OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                           14

Item 6.   Exhibits and Reports on Form 8-K                                    14

                           PART I     FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                                 VAIL BANKS, INC.
                                 AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEET
                                  (in thousands)

                                       ASSETS                                       March 31, 1999
                                                                                 -------------------
                                                                                      (unaudited)
Cash and due from banks$                                                             $     22,021
Federal Funds sold                                                                         54,860
Investment securities:
    Available for sale, at market value                                                    30,446
    Held to maturity, at amortized cost                                                     5,591

Gross Loans                                                                               265,903
    Less allowance for loan losses                                                         (2,444)
                                                                                      -----------
         Net Loans                                                                        263,459
                                                                                      -----------
Bank premises and equipment, net of accumulated depreciation
    and amortization                                                                       33,141
Accrued interest receivable                                                                 2,255
Deferred income taxes                                                                         763
Intangible assets, net                                                                     22,772
Other assets                                                                                1,303
                                                                                      -----------
                                                                                     $    436,611
                                                                                      ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits:
      Demand, non-interest bearing                                                   $     84,694
      Demand, interest bearing                                                            171,901
      Savings                                                                              45,435
      Time deposits of $100,000 and over                                                   27,868
      Time deposits under $100,000                                                         47,602
                                                                                      -----------
                                                                                          377,500
Deferred compensation                                                                         493
Accrued interest payable and other liabilities                                              2,894
                                                                                      -----------
         Total liabilities                                                                380,887
                                                                                      -----------
Minority interest                                                                             628
                                                                                      -----------
Stockholders' equity:
    Common stock                                                                            6,041
    Additional paid-in capital                                                             46,772
    Retained earnings                                                                       2,238
    Accumulated other comprehensive income                                                     45
                                                                                      -----------
         Total stockholders' equity                                                        55,096
                                                                                      -----------
                                                                                     $    436,611
                                                                                      ===========
See accompanying notes to consolidated financial statements.

                                    VAIL BANKS, INC.
                                    AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF INCOME
                             (in thousands, except share data)

                                                                               Three months ended March 31,
                                                                           ------------------------------------
                                                                                  1999               1998
                                                                           -----------------    ---------------
                                                                               (unaudited)        (unaudited)
Interest income:
    Interest and fees on loans                                                  $     6,897          3,974
    Interest on investment securities                                                   493            286
    Interest on federal funds sold and deposits in banks                                524            385
                                                                                 ----------     ----------
             Total interest income                                                    7,914          4,645
                                                                                 ----------     ----------
Interest expense:
    Demand deposits                                                                   1,236            929
    Savings deposits                                                                    310            102
    Time deposits                                                                     1,076            649
    Notes payable                                                                        14             29
    Mandatorily convertible debentures                                                  ---             38
    Interest on federal funds purchased and other borrowed funds                        ---              2
                                                                                 ----------     ----------
             Total interest expense                                                   2,636          1,749
                                                                                 ----------     ----------
             Net interest income                                                      5,278          2,896

Provision for loan losses                                                               ---            ---
                                                                                 ----------     ----------
             Net interest income after provision for loan losses                      5,278          2,896
Other income:
    Service charges on deposit accounts                                                 539            297
    Other income                                                                        247            161
                                                                                 ----------     ----------
                                                                                        786            458

Other expenses:
    Salaries and employee benefits                                                    2,613          1,606
    Occupancy expense                                                                   430            268
    Furniture and equipment expense                                                     439            263
    Amortization of intangible assets                                                   234             45
    Other operating expenses                                                          1,142            650
                                                                                 ----------     ----------
                                                                                      4,858          2,832
                                                                                 ----------     ----------

             Income before income taxes                                               1,206            522

Income tax expense                                                                      490            182
                                                                                 ----------     ----------
             Net income                                                         $       716            340
                                                                                 ==========     ==========
Other comprehensive income                                                      $         3             15
                                                                                 ==========     ==========
Net income                                                                      $       716            340
Preferred stock dividends                                                               ---             59
                                                                                 ----------     ----------
Net income available to common stockholders                                     $       716            281
                                                                                 ==========     ==========

Weighted average common shares                                                    6,040,608      2,285,820
                                                                                 ==========     ==========

Net income per common share (basic)                                             $      0.12           0.12
                                                                                 ==========     ==========

Net income per common share (diluted)                                           $      0.12           0.12
                                                                                 ==========     ==========
See accompanying notes to consolidated financial statements.

                              VAIL BANKS, INC.
                              AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)

                                                                                            Three months ended March 31,
                                                                                        -----------------------------------
                                                                                             1999                 1998
                                                                                        -------------        --------------
                                                                                         (unaudited)           (unaudited)
Cash flows from operating activities:
   Net income                                                                            $       716                    340
   Adjustments to reconcile net income to net cash provided from operating activities:
        Amortization of intangible assets                                                        234                     45
        Depreciation and amortization                                                            496                    294
        Net amortization of premiums (accretion of discounts) on
        investment securities                                                                     33                     (4)
        Net change in unrealized gain/loss on available for sale securities                        3                     15
        Deferred income tax expense                                                              208                    171
        Changes in operating assets and liabilities:
          Decrease in accrued interest receivable                                                170                     58
          Decrease (increase) in tangible and other assets                                       861                   (427)
          Decrease in accrued interest payable and other liabilities                          (2,043)                (3,280)
                                                                                           ---------              ---------
               Net cash provided (used) by operating activities                                  678                 (2,788)
                                                                                           ---------              ---------

Cash flows from investing activities:
   Net increase in federal funds sold                                                        (11,755)               (29,113)
   Purchase of investment securities available for sale                                       (4,534)                  (154)
   Proceeds from maturities of investment securities held to maturity                          2,128                  2,000
   Proceeds from maturities of investment securities available for sale                        7,068                    494
   Net decrease in loans                                                                       3,142                  6,121
   Purchase of bank premises and equipment                                                    (1,989)                (1,224)
                                                                                           ---------              ---------
               Net cash used by investing activities                                          (5,940)               (21,876)
                                                                                           ---------              ---------

Cash flows from financing activities:
   Net increase (decrease) in deposits                                                           (72)                20,980
   Net increase in repurchase agreements                                                         ---                    358
   Dividends paid                                                                                ---                    (20)
   Repayments of notes payable                                                                (1,114)                   (50)
                                                                                           ---------              ---------
               Net cash provided (used) by financing activities                               (1,186)                21,268
                                                                                           ---------              ---------
               Net decrease in cash and due from banks                                        (6,448)                (3,396)

Cash and due from banks at beginning of period                                                28,469                 16,680
                                                                                           --------------------------------

Cash and due from banks at end of period                                                 $    22,021                 13,284
                                                                                           ================================

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest expense                                                                    $     2,748                  1,733
                                                                                           ================================

     Income taxes                                                                        $        25                     12
                                                                                           ================================
See accompanying notes to consolidated financial statements.

                   Vail Banks, Inc. and Subsidiaries
         Notes to Unaudited Consolidated Financial Statements
               For the Three Months Ended March 31, 1999



(1)  Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Vail Banks, Inc. (VBI) and its wholly owned subsidiaries, WestStar Bank (WestStar), the Bank of Telluride (BOT) and Western Colorado Bank (WCB). WestStar and VBI own a 54.04% interest in Avon 56 Limited which is also included in the accompanying consolidated financial statements. All entities are collectively referred to as "Vail Banks". All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the consolidated financial statements as of December 31, 1998. These interim consolidated financial statements and the notes thereto should be read in conjunction with the annual consolidated financial statements for the year ended December 31, 1998 for Vail Banks.

In the opinion of management all adjustments necessary, consisting of only normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year.

(2)  Earnings Per Share

In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (SFAS 128) which replaced APB Opinion No. 15 related to standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Also, SFAS 128 requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS 128 also requires restatement of all prior period EPS data presented.

(3)  Comprehensive Income

Vail Banks adopted SFAS No. 130, Reporting Comprehensive Income (SFAS No. 130), effective January 1, 1998. SFAS No. 130 establishes standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses). Components of comprehensive income are net income and all other non-owner changes in equity. The statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The only component of comprehensive income consists of net unrealized holding gains on securities, net of related tax effects.

(4)  Operating Segments

Vail Banks adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS No. 131) effective January 1, 1998. This statement establishes standards for reporting information about segments in annual and interim financial statements. SFAS No. 131 introduces a new model for segment reporting called the "management approach". The management approach is based on the way the chief operating decision-maker organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any other in which management disaggregates a company. Based on the "management approach" model, Vail Banks has determined that its business is comprised of a single operating segment and that SFAS No. 131 therefore has no impact on its financial statements.

(5)  Accounting for Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for years beginning after June 15, 1999. Vail Banks has not engaged in the use of derivatives and does not conduct hedging activities; thus management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of Vail Banks.

(6)  Investment Securities

Vail Banks accounts for investment securities according to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At the date of purchase, Vail Banks is required to classify debt and equity securities into one of three categories: held to maturity, trading or available for sale. Investments in debt securities are classified as held to maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the statements with unrealized gains and losses included in earnings. Investments not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of other comprehensive income until realized.

(7)  Income Taxes

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

(8)  Acquisition

On March 9, 1999, Vail Banks' Board of Directors approved an agreement to acquire the branch office and approximately $41 million in deposits of World Savings' Glenwood Springs, Colorado branch. The acquisition is expected to close during the second quarter of 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


BASIS OF PRESENTATION

    The following discussion and analysis provides information regarding Vail Banks' historical results of operations and financial condition as of and for the three months ended March 31, 1999 and in comparison to the three months ended March 31, 1998. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB.

    The following significant acquisitions occurred which significantly impacted financial results during the time period between March 31, 1998 and 1999:

    Effective December 1, 1997, Vail Banks consummated the merger with Cedaredge Financial Services, Inc. ("Cedaredge") by paying cash of $3.25 million, and assuming certain obligations of $458,000 and Series I and Series II Convertible Notes (the "Mandatorily Convertible Debentures") totaling approximately $1.6 million. As of the date of the merger, Cedaredge had total assets of $45.5 million, net loans of $33.9 million, total deposits of $42.0 million and equity capital of $3.0 million. The Mandatorily Convertible Debentures were converted to Vail Banks Common Stock subsequent to Vail Banks' initial public offering of shares of its common stock ("IPO") completed in December 1998.

    Effective July 31, 1998, Vail Banks consummated the merger with Independent Bankshares, Inc. ("Independent") by paying cash of $3.8 million and issuing 318,770 shares of Vail Banks Common Stock. As of the merger date, Independent had total assets of $30.3 million, net loans of $17.0 million, total deposits of $27.4 million and equity capital of $2.6 million.

    Effective December 15, 1998, Vail Banks consummated the merger with Telluride Bancorp Ltd. ("Telluride") by paying cash of $13.3 million and issuing 908,913 shares of Vail Banks Common Stock. The cash consideration was paid using a portion of the proceeds from the IPO. As of the merger date, Telluride had total assets of $132.9 million, net loans of $80.6 million, total deposits of $119.9 million and equity capital of $10.8 million.

    The mergers with Cedaredge, Independent, and Telluride have been accounted for under the purchase method of accounting, and accordingly, the purchase prices for each have been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of the respective merger. The consolidated statements of income include only the income and expenses of each of Cedaredge, Independent, and Telluride since the date of the respective merger. The excess of purchase price over net assets acquired has been recorded as an intangible asset, which is being amortized over 25 years. With respect to the merger with Cedaredge, the effect on results of operations for the first eleven months of 1997, had the purchase transaction occurred at the beginning of the year, would have been material. With respect to the merger with Independent, the effect on results of operations for the first seven months of 1998, had the purchase transaction occurred at the beginning of the year, would have been material. With respect to the merger with Telluride, the effect on income and average balances for the year 1998, was generally minimal as the transaction closed with only 16 days remaining in 1998. However, the effect on results of operations for the first eleven months of 1998, had the purchase transaction occurred at the beginning of the year, would have been material.

OVERVIEW

    Vail Banks' net income for the three months ended March 31, 1999 increased $376,000, or 110.6%, to $716,000 from $340,000 for the same period in 1998. Earnings per share, which were impacted by Vail Banks' issuance of 1,680,000 shares of common stock in the company's IPO, was $0.12 per share for each three month period ending March 31, 1998 and 1999.

    Total assets at March 31, 1999 increased $186.9 million, or 75.0%, to $436.6 million from $249.7 million at March 31, 1998. During the three month period ended March 31, 1999 total assets followed a historic seasonal trend slightly downward from $439.1 million at the beginning of the quarter to $436.6 million at the end of the quarter. This historic trend is driven by a decrease in loan demand and an increase in loan paydowns by customers in resort-oriented locations experiencing the peak of their tourism season.

    The return on average assets was 0.67% for the three months ended March 31, 1999 compared to 0.57% for same period in 1998. The return on average equity was 5.30% for the three months ended March 31, 1999 compared to 8.29% for the same period in 1998. This decrease in return on average equity is primarily due to the dilutive effect of the additional common shares issued in the IPO.

RESULTS OF OPERATIONS

    NET INTEREST INCOME. Net interest income, on a nontax-equivalent basis, was $5.3 million for the three months ended March 31, 1999, an increase of $2.4 million, or 79.9%, from $2.9 million for the same period in 1998. The $2.3 million increase is primarily due to a 74.3% increase in average loans to $268.0 million for the 1999 period from $153.8 million for the 1998 period. The average yield on interest-earning assets decreased to 9.19% for the three months ended March 31, 1999, from 9.40% during the same period in 1998.

    Interest expense increased $925,000, or 54.1%, to $2.6 million for the three months ended March 31, 1999, from $1.7 million for the same period in 1998. Increases in the volume of interest-bearing demand deposits and certificates of deposit accounted for the majority of the increase in interest expense. The average cost of interest-bearing liabilities decreased to 3.72% for the three months ended March 31, 1999, from 4.19% in the same period of 1998. This reduction in rate is primarily attributable to Vail Banks' ability to react quickly to the reductions in the market interest rates which occurred late in 1998, by not renewing high cost certificates of deposit, specifically public funds.

    The net interest margin and net interest spread for the three months ended March 31, 1999 were 6.13% and 5.45%, respectively, compared to 5.94% and 5.17%, respectively for the same period in 1998. The combination of relatively stable loan yields and a decrease in the cost of interest-bearing liabilities caused the increase in the net interest margin, when comparing the periods of 1999 and 1998. Also, the net interest spread widened due to reductions in the cost of interest-bearing liabilities outpacing reductions in the yield on interest-earning assets.

    PROVISION FOR LOAN LOSSES. Vail Banks recorded no provision for loan losses for the three months ended March 31, 1999. Vail Banks assessed its loan quality monthly during the first quarter of 1999 and determined that no provisions were necessary during the quarter to maintain an adequate allowance for loan losses.

    NONINTEREST INCOME. During the three months ended March 31, 1999, total noninterest income increased $328,000, or 71.6%, to $786,000 from $458,000 for the comparable period in 1998 due in combination to increases in the number of fee generating accounts open, favorable adjustments in the fee structures and minimization of fee refunding. Approximately $282,000 or 86% of the increase is attributable to branches acquired in the mergers with Telluride and Independent.

    NONINTEREST EXPENSES. During the three months ended March 31, 1999, noninterest expenses increased $2.1 million, or 71.5%, to $4.9 million from $2.8 million for the comparable period in 1998. This increase is primarily due to salaries and employee benefits increasing $1.0 million as a result of the addition of eight retail offices, one through expansion, four from the merger with Telluride, and three from the merger with Independent. Occupancy and furniture and equipment expense increased $338,000, or 60.6%, due to the expansion and acquisition of operating facilities. Service and professional fees, included in other operating expenses, increased $274,000, or 150.5%, due in combination to courier services required to move documents to and from the new facilities and fees associated with public company related operating requirements. However, these increases were offset by growth in earnings, which yields an improvement in the operating efficiency ratio to 76.25% for the three months ended March 31, 1999 from 83.09% for the comparable period in 1998. Vail Banks completed the first phase of a restructuring and expense reduction program towards the end of the first quarter of 1999, with ongoing cost savings expected to commence in the second quarter of 1999.

    FEDERAL INCOME TAX. For approximately five years, Vail Banks has utilized a net operating loss ("NOL") carryforward obtained from a 1993 merger. Under GAAP requirements, net income includes an equivalent expense that would be paid for taxation. A federal taxation rate of 34% is used for this purpose.

FINANCIAL CONDITION

     LOAN PORTFOLIO COMPOSITION. Vail Banks continues to manage the mix of its loan portfolio consistent with its identity as a commercial bank serving the needs of business customers. At March 31, 1999, real
estate   construction loans have grown to 20.20% of the loan portfolio for the three months ended March 31, 1999 from 15.5% of the loan portfolio for the comparable period in 1998. The other loan categories have correspondingly experienced slight decreases as a percent of the portfolio as compared to March 31, 1998. The loan portfolio, specifically commercial loans, are down at March 31, 1999 when compared to December 31, 1998. This reduction in the loan levels during the first quarter of the year is consistent with historic seasonal trends.

     NONPERFORMING ASSETS. Nonperforming loans as a percent of total loans were 0.07% as of March 31, 1999 down from 0.09% as of March 31, 1998 and 0.51% as of December 31, 1998. The improvement since December 31, 1998 is largely due to the workout of several loans categorized in the over 90 days past due. Nonperforming assets as a percent of total assets were 0.14% as of March 31, 1999 compared to 0.05% as of March 31, 1998. The increase since March 31, 1998 was primarily due to two property foreclosures which resulted in an increase in other real estate owned.

    ANALYSIS OF ALLOWANCE FOR LOAN LOSSES. Net charge-offs during the three months ended March 31, 1999 totaled $146,000, or 0.05% of average loans, compared to $6,000, or 0.00% of average loans in the comparable period on 1998. Charge-offs during the first quarter of 1999 were higher than usual as the result of resolution of problem consumer loans acquired in the recent merger with Telluride.

    INVESTMENT SECURITIES. Total investments increased $20 million, or 125%, to $36.0 million as of March 31, 1999 from $16.0 million at March 31, 1998. The increase is specifically due to the mergers with Independent and Telluride. The composition of the investment portfolio, however, has remained relatively stable, with U.S. Treasury securities and direct obligations of U.S. agencies representing over 60% of the portfolio. Federal funds sold increased approximately $8.7 million over the same time period, which was also precipitated by the recent mergers, and, to a lesser extent, by internal deposit growth.

    DEPOSITS. Total deposits were $377.5 million as of March 31, 1999, an increase of $150.3 million, or 66.2%, from the March 31, 1998 balance of $227.2 million. The increase was primarily due to the mergers with Independent and Telluride. The March 31, 1999 balance reflects a decrease of $72,000 since December 31, 1998. The decrease since December 31, 1998 is primarily due to seasonality experienced by Vail Bank's resort locations.

CAPITAL RESOURCES

    Stockholders' equity as of March 31, 1999 increased $36.6 million, or 197.8%, to $55.1 million from $18.5 million as of March 31, 1998. This increase was due to the Common Stock issued in connection with the merger with Independent and Telluride, the retention of current period earnings, a private offering of $3.0 million in Common Stock, and the stock issued in the IPO. Stockholders' equity was reduced by $467,000 in December 1998, due to a one-time early conversion payment upon the required conversion of preferred stock to common stock in connection with the IPO.

    Vail Banks currently maintains Tier 1 capital, Total capital and leverage (Tier 1 capital to average total assets) ratios in excess of the minimum for a "well capitalized" designation. The following table sets forth Vail Banks' risk-based capital ratios and leverage ratios as of the indicated dates.

                            RISK-BASED CAPITAL RATIOS

RISK-BASED CAPITAL RATIONS

                                                    March 31,                               December 31,
                                                       1999                                      1998
                                        ---------------------------------       -------------------------------------
                                            Amount              Ratio                Amount                Ratio
                                        --------------    ---------------       ------------------    ---------------
                                                                     (Dollars in thousands)
Tier 1 capital                          $     32,926            11.43%           $       31,996             11.42%
Tier 1 capital minimum requirement            11,520             4.00%                   11,207              4.00%
                                         -----------          -------                 ---------          --------
Excess                                  $     21,406             7.43%           $       20,789              7.42%
                                         ===========          =======              ============          ========

Total capital                           $     35,370            12.28%           $       34,586             12.34%
Total capital minimum requirement             23,039             8.00%                   22,414              8.00%
                                         ===========          =======              ============          ========
Excess                                  $     12,331             4.28%           $       12,172              4.34%
                                         ===========          =======              ============          ========

Total risk adjusted assets              $    287,990                             $      280,171
                                         ===========                               ============


                                                                      LEVERAGE RATIOS

                                                    March 31,                               December 31,
                                                       1999                                      1998
                                        ---------------------------------       -------------------------------------
                                            Amount              Ratio                Amount                Ratio
                                        --------------    ---------------       ------------------    ---------------
                                                                     (Dollars in thousands)
Tier 1 capital                          $     32,926             8.02%           $       31,996              7.69%
Minimum requirement                           12,320             3.00%                   12,485              3.00%
                                         -----------          -------              ------------          --------
Excess                                  $     20,606             5.02%           $       19,511              4.69%
                                         ===========          =======              ============          ========

Average total assets                    $   410,653                              $      416,163
                                         ===========                               ============


LIQUIDITY

    SOURCES OF LIQUIDITY. Vail Banks manages its liquidity to provide the ability to generate funds to support asset growth, meet deposit withdrawals (both anticipated and unanticipated), fund customers' borrowing needs, satisfy maturities of short-term borrowings and maintain reserve requirements. Vail Banks' liquidity needs can be managed using assets or liabilities, or both. On the asset side, Vail Banks maintains an investment portfolio containing U.S. government securities, agency securities and state and municipal securities that are classified as available for sale. On the liabilities side, liquidity needs are met through the discretionary acquisition of funds on the basis of interest rate competition. These funds may be obtained from customer deposits, credit available from third party lenders or capital markets.

    Customer deposits are the primary source of funds. Deposits grew $150.3 million, or 66.2% from the March 31, 1998 balance of $227.2 million. Those funds are held in various forms with varying degrees of liquidity. Vail Banks generally does not accept brokered deposits. Vail Banks' securities portfolio, federal funds sold, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as federal funds sold, to serve as a source of funding for future loan growth. Management believes that Vail Banks' available sources of funds, including short-term borrowings, will provide adequate liquidity for its operations in the foreseeable future.

IMPACT OF THE YEAR 2000 ISSUE

     VAIL BANKS' STATE OF READINESS. Since 1995, Vail Banks has been assessing its year 2000 readiness. It has formed a committee charged with the task of identifying and remediating date recognition problems in both information technology ("IT") and non-IT systems that include microcontrollers and other embedded computer technology. Guided by requirements of and examination by banking regulators, the committee has developed a comprehensive plan to assess Vail Banks' year 2000 readiness with respect to both IT and non-IT systems. Its inventory of such systems is complete, and Vail Banks believes its IT systems are year 2000 compliant. Primarily for operational reasons, Vail Banks replaced critical mainframe and PC-based systems in 1996 and 1997, incurring a capital expenditure of approximately $2 million. The systems vendor certified to Vail Banks that the systems are year 2000 compliant, and Vail Banks is continuing this process of validation. Vail Banks' inventory of the year 2000 compliance of its non-IT systems is also complete, and no mission critical systems were found to be deficient.

     Vail Banks has completed the remediation or replacement of its systems. Testing has occurred in 1998, and further testing will occur during 1999. Vail Banks believes that it has identified all major internal business and operational functions that will be impacted by the year 2000 date change.

     COSTS TO ADDRESS YEAR 2000 ISSUES. Vail Banks does not anticipate that the year 2000 related costs (excluding the $2 million expenditure for the IT system mentioned above) will be material to its financial condition or results of operations. Excluding that $2 million expenditure, Vail Banks estimates that its total costs for the evaluation, remediation and testing of its IT and non-IT systems in connection with the year 2000 issue will be approximately $200,000 of which $160,000 has been incurred to date. All of the expected expenditures are present in Vail Banks' 1999 internal budget.

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

     VAIL BANKS' CONTINGENCY PLANS. Vail Banks has finalized its contingency planning with respect to the year 2000 date change and believes that should its own systems fail, it could convert to a manual-entry system for a period of approximately six months without significant risk. Vail Banks believes any mission critical systems could be recovered and operating within approximately seven days.

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

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

   THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT")) CONCERNING VAIL BANKS' MERGERS, OPERATIONS, PERFORMANCE AND FINANCIAL CONDITION, INCLUDING, IN PARTICULAR, THE LIKELIHOOD OF VAIL BANKS' SUCCESS IN DEVELOPING AND EXPANDING ITS BUSINESS. THESE STATEMENTS ARE BASED UPON A NUMBER OF ASSUMPTIONS AND ESTIMATES WHICH ARE INHERENTLY SUBJECT TO SIGNIFICANT UNCERTAINTIES, MANY OF WHICH ARE BEYOND THE CONTROL OF VAIL BANKS. CONSEQUENTLY, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH IN VAIL BANKS' FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998 UNDER THE HEADING "CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS," WHICH DISCUSSION IS INCORPORATED IN THIS FORM 10-QSB.

    VAIL BANKS DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS, ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF REVISIONS WHICH MAY BE MADE TO FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

                      PART II    OTHER INFORMATION

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company sold 1,680,000 shares of common stock (which includes shares sold upon exercise of the underwriters' over-allotment option) pursuant to a Registration Statement on Form SB-2, declared effective by the Securities and Exchange Commission on December 8, 1998 (File No. 333-60347), through a firm commitment underwriting managed by A.G. Edwards & Sons, Inc. and Hoefer & Arnett Incorporated. The gross proceeds to the Company were $20,160,000 ($12.00 per share). The IPO was consummated on December 15, 1998, upon the sale of all the shares.

     In connection with the IPO, Vail Banks paid $1,545,600 in underwriting discounts and commissions to the underwriters, and had other offering expenses of $1,160,000, for cumulative expenses of $2,705,600. The net offering proceeds of $17,454,400 were used to fund the cash portion of the purchase price for the merger with Telluride ($13,331,000) and the remainder was used for general corporate purposes, including for working capital and to finance growth.


Item 6.   EXHIBITS, LIST AND REPORTS ON FORM 8-K.

          (a)       Exhibits
                    --------

     The following exhibits are required to be filed with this Report on 10-QSB by Item 601 of Regulation S-B.

     Exhibit
       No.          Description of Exhibit
     -------        ----------------------

       27.1         Financial Data Schedule (for SEC use only)


          (b)       Reports on Form 8-K.
                    -------------------

     Vail Banks filed a report on Form 8-K on January 22, 1999 reporting a matter under Item 4.

                                 SIGNATURES


   In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        VAIL BANKS, INC.
                                        (Registrant)



Date:  5/14/99                             /s/ Lisa M. Dillon
     --------------------               -------------------------------------
                                        Lisa M. Dillon,
                                Title:  President and Chief Executive Officer



Date:  5/14/99                             /s/ Kirk S. Colburn
     --------------------               -------------------------------------
                                        Kirk S. Colburn,
                                Title:  Secretary
                                        (principal financial officer)