Form 10QSB
period 1999-06-30
VAIL BANKS INC
filed 1999-08-16
CIK 1035770

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR QUARTERLY PERIOD ENDED June 30, 1999

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


               108 South Frontage Road West, Vail, Colorado 81657
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

As of July 31, 1999 there were 6,040,608 shares of common stock ($1.00 par value per share) outstanding.

                                VAIL BANKS, INC.


                                      INDEX

PART I        FINANCIAL INFORMATION

     Item 1.  Financial Statements


              Consolidated Balance Sheet at June 30, 1999 and December 31, 1998       3

              Consolidated Statements of Income for the Three and Six Months
              Ended June 30, 1999 and 1998                                            4

              Consolidated Statements of Cash Flows for the Six Months Ended
              June 30, 1999 and 1998                                                  5

              Notes to Unaudited Consolidated Financial Statements                    6

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                   8

PART II       OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders                     14

     Item 6.  Exhibits and Reports on Form 8-K                                        14

                          PART I FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                               VAIL BANKS, INC.
                                               AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEETS
                                                (in thousands)

                                     ASSETS                                June 30,            December 31,
                                                                             1999                  1998
                                                                       ------------------    ----------------
                                                                          (unaudited)

Cash and due from banks                                               $           24,092              28,469
Federal Funds sold                                                                13,650              43,105
Investment securities:
    Available for sale, at market value                                           38,222              33,022
    Held to maturity, at amortized cost                                            5,497               7,713

Loans                                                                            300,443             269,191
    Less allowance for loan losses                                                (2,512)             (2,590)
                                                                       ------------------    ----------------
         Net loans                                                               297,931             266,601
                                                                       ------------------    ----------------
Bank premises and equipment, net of accumulated depreciation
    and amortization                                                              33,957              31,647
Accrued interest receivable                                                        2,499               2,425
Deferred income taxes                                                                281                 971
Intangible assets, net                                                            24,027              22,959
Other assets                                                                       1,671               2,211
                                                                       ==================    ================
                                                                      $          441,827             439,123
                                                                       ==================    ================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits:
       Demand, non-interest bearing                                   $           83,355              91,510
       Demand, interest bearing                                                  159,930             151,889
       Savings                                                                    47,418              42,165
       Time deposits of $100,000 and over                                         25,629              44,472
       Time deposits under $100,000                                               66,432              47,536
                                                                       ------------------    ----------------
                                                                                 382,764             377,572

Notes Payable                                                                        ---               1,114
Accrued interest payable and other liabilities                                     2,443               5,439
                                                                       ------------------    ----------------
         Total liabilities                                                       385,207             384,125
                                                                       ------------------    ----------------

Minority interest                                                                    636                 621
                                                                       ------------------    ----------------

Stockholders' equity:
    Common stock                                                                   6,041               6,041
    Additional paid-in capital                                                    46,772              46,772
    Retained earnings                                                              3,491               1,522
    Accumulated other comprehensive income                                         (320)                  42
                                                                       ------------------    ----------------
         Total stockholders' equity                                               55,984              54,377
                                                                       ==================    ================

                                                                      $          441,827             439,123
                                                                       ==================    ================

See accompanying notes to consolidated financial statements.

                                                        VAIL BANKS, INC.
                                                        AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF INCOME
                                                (in thousands, except share data)


                                                       Three months ended June 30,            Six months ended June 30,
                                                    -------------------------------       -----------------------------------
                                                          1999              1998               1999                1998
                                                    --------------    -------------       ---------------    ----------------
                                                      (unaudited)      (unaudited)          (unaudited)         (unaudited)
Interest income:
    Interest and fees on loans                     $       7,858               4,534                14,755           8,508
    Interest on investment securities                        547                 238                 1,040             524
    Interest on federal funds sold                           282                 419                   806             804
                                                    -------------        ------------         -------------    ------------
         Total interest income                             8,687               5,191                16,601           9,836
                                                    -------------        ------------         -------------    ------------
Interest expense:
    Demand deposits                                        1,250                 982                 2,486           1,911
    Savings deposits                                         332                  95                   642             197
    Time deposits                                            972                 718                 2,048           1,367
    Notes payable                                            ---                  26                    14              55
    Mandatorily convertible debentures                       ---                  39                   ---              77
    Interest on federal funds purchased
     and other borrowed funds                                ---                  13                   ---              15
                                                    -------------        ------------         -------------    ------------
         Total interest expense                            2,554               1,873                 5,190           3,622
                                                    -------------        ------------         -------------    ------------
         Net interest income                               6,133               3,318                11,411           6,214

Provision for loan losses                                     80                 ---                    80             ---
                                                    -------------        ------------         -------------    ------------
         Net interest income after provision
            for loan losses                                6,053               3,318                11,331           6,214

Other income:
    Service charges on deposit accounts                      609                 309                 1,148             606
    Other income                                             231                 292                   478             453
                                                    -------------        ------------         -------------    ------------
                                                             840                 601                 1,626           1,059
Other expenses:
    Salaries and employee benefits                         2,399               1,598                 5,012           3,204
    Occupancy expense                                        472                 470                   902             738
    Furniture and equipment expense                          460                 312                   899             575
    Amortization of intangible assets                        241                  45                   475              90
    Other operating expenses                               1,303                 736                 2,445           1,386
                                                    -------------        ------------         -------------    ------------
                                                           4,875               3,161                 9,733           5,993
                                                    -------------        ------------         -------------    ------------

         Income before income taxes                        2,018                 758                 3,224           1,280

Income tax expense                                           765                 263                 1,255             445
                                                    -------------        ------------         -------------    ------------
         Net income                                $       1,253                 495                 1,969             835
                                                    =============        ============         =============    ============
Other comprehensive income                         $        (365)                (16)                 (362)             (1)
                                                    =============        ============         =============    ============

Net income                                         $       1,253                 495                 1,969             835
Preferred stock dividends                                    ---                  59                   ---             118
                                                    -------------        ------------         -------------    ------------
Net income available to common stockholders        $       1,253                 436                 1,969             717
                                                    =============        ============         =============    ============

Weighted average common shares                         6,040,608           2,285,820             6,040,608       2,285,820
                                                    =============        ============         =============    ============

Net income per common share (basic)                $        0.21                0.19                  0.33            0.31
                                                    =============        ============         =============    ============

Net income per common share (diluted)              $        0.21                0.18                  0.32            0.30
                                                    =============        ============         =============    ============

See accompanying notes to consolidated financial statements.

                                                 VAIL BANKS, INC.
                                                 AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)

                                                                                         Six months ended
                                                                                             June 30,
                                                                                 ---------------------------------
                                                                                     1999               1998
                                                                                 --------------    ---------------
                                                                                   (unaudited)       (unaudited)
Cash flows from operating activities:
    Net income                                                                  $       1,969               835
    Adjustments to reconcile net income to net cash provided (used) by operating activities:
        Amortization of intangible assets                                                 475                90
        Depreciation and amortization                                                     978               604
        Provision for loan losses                                                          80               ---
        Net amortization of premiums (accretion of discounts) on
           investment securities                                                           82                (6)
        Deferred income tax expense                                                       690               171
        Changes in operating assets and liabilities:
           Decrease (increase) in accrued interest receivable                             (74)               42
           Decrease (increase) in intangible and other assets                          (1,000)           (1,122)
           Increase (decrease) in accrued interest payable and other                   (2,798)           (3,267)
             liabilities
                                                                                 --------------    ---------------
                  Net cash provided (used) by operating activities                         402           (2,653)
                                                                                 --------------    ---------------

Cash flows from investing activities:
    Net decrease (increase) in federal funds sold                                      29,455            (2,387)
    Purchase of investment securities available for sale                              (16,873)             (348)
    Proceeds from maturities of investment securities held to maturity                  2,178             2,000
    Proceeds from maturities of investment securities available for sale               11,080             1,524
    Net decrease (increase) in loans                                                  (31,410)           (7,427)
    Purchase of bank premises and equipment                                            (3,287)           (2,055)
                                                                                 --------------    ---------------
                  Net cash provided (used) by investing activities                     (8,857)           (8,693)
                                                                                 --------------    ---------------

Cash flows from financing activities:
    Net increase (decrease) in deposits                                                 5,192            10,358
    Net increase (decrease) in repurchase agreements                                      ---               775
      Proceeds from issuance of common stock                                              ---               248
    Dividends paid                                                                        ---               (99)
    Repayments of notes payable                                                        (1,114)             (100)
                                                                                 --------------    ---------------
                  Net cash provided (used) by financing activities                      4,078            11,182
                                                                                 --------------    ---------------

                  Net decrease in cash and due from banks                              (4,377)             (164)

Cash and due from banks at beginning of period                                         28,469            16,680
                                                                                 --------------    ---------------


Cash and due from banks at end of period                                        $      24,092            16,516
                                                                                 ==============    ===============
Supplemental  disclosures of cash flow information:
    Cash paid during the period for:
    Interest expense                                                            $       5,356             3,524
                                                                                 ==============    ===============

    Income taxes                                                                $         490                12
                                                                                 ==============    ===============

See accompanying notes to consolidated financial statements.

                        Vail Banks, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                               As of June 30, 1999


(1)      Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Vail Banks, Inc. (VBI or the Company) and its wholly owned subsidiaries, WestStar Bank (WestStar), the Bank of Telluride (BOT) and Western Colorado Bank (WCB). WestStar and VBI own a 54.04% interest in Avon 56 Limited which is also included in the accompanying consolidated financial statements. All entities are collectively referred to as "Vail Banks." All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the consolidated financial statements as of December 31, 1998. These interim consolidated financial statements and the notes thereto should be read in conjunction with VBI's Annual Report on Form 10-KSB as of and for the year ended December 31, 1998.

In the opinion of management all adjustments necessary, consisting of only normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

(2)      Net Income Per Common Share

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

(3)      Comprehensive Income

Vail Banks adopted SFAS No. 130, Reporting Comprehensive Income (SFAS 130), effective January 1, 1998. SFAS 130 establishes standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses). Components of comprehensive income are net income and all other non-owner changes in equity. The statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The only component of comprehensive income consists of net unrealized holding gains on securities, net of related tax effects.

(4)      Operating Segments

Vail Banks adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS 131) effective January 1, 1998. This statement establishes standards for reporting information about segments in annual and interim financial statements. SFAS 131 introduces a new model for segment reporting called the "management approach." The management approach is based on the way the chief operating decision-maker organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any other in which management disaggregates a company. Based on the "management approach" model, Vail Banks has determined that its business is comprised of a single operating segment and that SFAS 131 therefore has no impact on its consolidated financial statements.

(5)      Accounting for Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for years beginning after June 15, 2000. Vail Banks has not engaged in the use of derivatives and does not conduct hedging activities; thus management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of Vail Banks.

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

(8)      Merger of Subsidiary Banks

In July 1999, the Division of Banking of the State of Colorado and the Federal Reserve Bank of Kansas City approved the application for the merger of WestStar Bank and VBI's other subsidiary banks, Western Colorado Bank and Bank of Telluride. The merger is expected to close during the third quarter of 1999 with WestStar Bank as the surviving entity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


BASIS OF PRESENTATION

     The following discussion and analysis provides information regarding Vail Banks' financial condition as of June 30, 1999 and its historical results of operations for the three and six months ended June 30, 1999 in comparison to the three and six months ended June 30, 1998. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB.

     The following acquisitions occurred which impacted financial results during the time period between June 30, 1998 and June 30, 1999:

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

     Effective May 21, 1999, WestStar Bank consummated the purchase of certain assets and the assumption of certain liabilities from the Glenwood Springs, Colorado branch of World Savings Bank, FSB, Oakland, California ("World"). Approximately $36.1 million in deposits were acquired in the purchase.

     The mergers with Independent and Telluride, and the purchase of assets of World have been accounted for under the purchase method of accounting, and accordingly, the purchase prices for each have been allocated to the assets acquired and the liabilities assumed based on their estimated fair values. The consolidated statements of income include the operations of Independent, Telluride, and World since the date of the respective transactions. The excess of purchase price over net assets acquired has been recorded as an intangible asset, which is being amortized over 25 years. With respect to the merger with Independent, the effect on results of operations for the first seven months of 1998, had the purchase transaction occurred at the beginning of the year, would have been material. With respect to the merger with Telluride, the effect on results of operations for the year 1998 was generally minimal as the transaction closed with only 16 days remaining in 1998. However, the effect on results of operations for the first eleven months of 1998, had the purchase transaction occurred at the beginning of the year, would have been material. With respect to the purchase of assets of World, the effect on results of operations for the first five months of 1999, had the purchase transaction occurred at the beginning of the year, would not have been material.

OVERVIEW

     Net income available to common shareholders was $1,969,000 for the six months ended June 30, 1999 up from $717,000 for the six months ended June 30, 1998, an increase of 175%. Net income available to common shareholders was $1,253,000 for the quarter ended June 30, 1999 compared with $716,000 for the quarter ended March 31, 1999 and $436,000 for the quarter ended June 30, 1998, increases of 75% and 187%, respectively.

     Net income per common share (diluted) for the six months ended June 30, 1999 was $0.32 compared to $0.30 for the six months ended June 30, 1998, an increase of 6.7%. Net income per common share (diluted) was $0.21 for the quarter ended June 30, 1999 compared with $0.12 for the quarter ended March 31, 1999 and $0.18 for the quarter ended June 30, 1998, an increase of 75% and 17%, respectively.

     On an operating basis, operating income (defined as net income plus amortization) totaled $2,444,000 ($0.40 per common share, diluted) and $925,000 ($0.31 per common share, diluted) for the six months ended June 30, 1999 and June 30, 1998, respectively. Operating income for the quarter ended June 30, 1999 was $1,494,000 ($0.25 per common share, diluted) compared with $950,000 for the quarter ended March 31, 1999 ($0.16 per common share, diluted) and $540,000 for the quarter ended June 30, 1998 ($0.18 per common share, diluted), an increase of 57% and 177%, respectively.

     Operating income to average tangible assets was 0.6% and 0.4% for the six months ending June 30, 1999 and June 30, 1998, respectively. Operating income to average tangible assets was 0.4% for the quarter ended June 30, 1999 compared with 0.2% for both quarters ended March 31, 1999 and June 30, 1998.

     Net income to average common shareholders' equity was 3.6% for the six months ended June 30, 1999 compared to 4.9% for the six months ended June 30, 1998. Net income to average common shareholders' equity was 2.3% for the quarter ended June 30, 1999, versus 1.3% for the quarter ended March 31, 1999 and 2.9% for the quarter ended June 30, 1998.

     Cash earnings (defined as net income plus depreciation and amortization) was $3,504,000, or $0.57 per common share (diluted), for the six months ended June 30, 1999 versus $1,558,000, or $.53 per common share (diluted), for the six months ended June 30, 1998. Cash earnings for the quarter ended June 30, 1999 was $2,058,000, or $0.34 per common share (diluted), compared to $1,446,000, or $0.24 per common share (diluted), for the quarter ended March 31, 1999, and $879,000, or $0.29 per common share (diluted), for the quarter ended June 30, 1998.

     Cash earnings to average common shareholders' equity was 6.4% for the six months ended June 30, 1999 and 9.2% for the six months ended June 30, 1998. Cash earnings to average common shareholders' equity was 3.7% for the quarter ended June 30, 1999 compared to 2.6% for the quarter ended March 31, 1999, and 5.1% for the quarter ended June 30, 1998.


CONSOLIDATED CONDENSED BALANCE SHEETS

     The Company's total assets increased by $2,704,000, or 1%, to $441,827,000 as of June 30, 1999, from $439,123,000 as of December 31, 1998 and by $201,714,000, or 84%, from $240,113,000 as of June 30, 1998.

     A healthy Colorado economy continues to fuel the Company's strong loan growth, particularly in its Western Slope markets. During the six months ended June 30, 1999, the loan portfolio increased by $31,252,000, or 12%, from $269,191,000 as of December 31, 1998 to $300,443,000, and by $138,132,000, or
85%, from $162,311,000 as of June 30, 1998.

     Investment securities were $43,719,000 as of June 30, 1999 compared to $40,735,000 as of December 31, 1998, an increase of 1%, and $16,546,000 as of
June 30, 1998, an increase of 164%.

     Deposits increased by $5,192,000, or 1%, to $382,764,000 as of June 30, 1999, from $377,572,000 as of December 31, 1998 and by $166,191,000, or 77%,
from $216,573,000 as of June 30, 1998.

     During 1999, noninterest-bearing deposits decreased by $8,155,000, while interest-bearing deposits increased by $13,347,000. Non interest bearing demand deposits comprised 22% of total deposits as of June 30, 1999 and 24% of total deposits as of both December 31, 1998 and June 30, 1998.

     Federal funds sold decreased by $29,455,000 in the six-month period ending June 30, 1999. Federal funds sold decreased during the six month period ended June 30, 1999 as funds were utilized in funding growth of the loan and investment portfolios. The nominal deposit growth during 1999 resulted from a combination of the acquisition of the deposits of the Glenwood Springs branch of

World Savings, which added $36,100,000 to deposits, offset by normal seasonal decreases in resort market deposits.

RESULTS OF OPERATIONS

     NET INTEREST INCOME. Net interest income was $11,411,000 for the six months ended June 30, 1999, an increase of $5,197,000, or 84%, from the six-month period ended June 30, 1998. Net interest income was $6,133,000 for the quarter ended June 30, 1999, an increase of $855,000 or 16% compared with the quarter ended March 31, 1999 and an increase of $2,815,000 or 85% compared with the quarter ended June 30, 1998. The net interest margin was 6.5% for the six months ended June 30, 1999, compared to 6.2% for the six months ended June 30, 1998, and 7.0% for the quarter ended June 30, 1999, up from 6.1% for the quarter ended March 31, 1999 and up from 6.6% for the quarter ended June 30, 1998. These increases are due primarily to the yield on an increasing loan volume coupled with decreases in the level of higher cost deposits. Growth of the Company's average earning assets also supported the margin increase. Average earning assets increased 75%, or $150,328,000, to $352,061,000 as of June 30, 1999, from
$201,733,000 as of June 30, 1998.

     PROVISION AND ALLOWANCE FOR LOAN LOSSES. Provision expense for the six months ending June 30, 1999 totaled $80,000 compared to none recorded in the six months ending June 30, 1998. Although down slightly from the $2,590,000 level as of December 31, 1998, the allowance for loan losses increased during the second quarter ended June 30, 1999 by $68,000 to $2,512,000, or 0.84% of loans, from $2,444,000 as of March 31, 1999. The increase since March 31, 1999 is intended to support the normal potential loss content in the growth of the Company's loan portfolio. Key indicators of asset quality have remained positive, while average outstanding loan amounts have increased to $286,035,000 for the quarter ending June 30, 1999 from $268,010,000 for the quarter ending March 31, 1999.

     The allowance for loan and lease losses represents management's recognition of the risks of extending credit and its evaluation of the potential loss content of the loan and lease portfolio. The Company maintains an allowance for loan losses based upon, among other things, such factors as the amount of problem loans and leases, general economic conditions, historical loss experience, and the evaluation of the underlying collateral including holding and disposal costs. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management. Management actively monitors the Company's asset quality and will charge off loans against the allowance for loan losses when appropriate and will provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. The following table presents, for the period indicated, an analysis of the allowance for loan and lease losses and other related data.


      ALLOWANCE FOR LOAN LOSSES ANALYSIS                     Six months ended June 30,
                                                          --------------------------------
                                                              1999              1998
                                                          -------------     --------------
                                                          (unaudited)        (unaudited)
      Average total loans                                $    277,072            153,015
                                                          =============     ==============


      Total loans at end of period                       $     300,443            162,311
                                                          =============     ==============

      Allowance at beginning of period                   $       2,590              1,364
          Charge-offs                                            (204)               (54)
          Recoveries                                                46                 25
          Provision for loan losses                                 80                ---
                                                          -------------     --------------

      Allowance at end of period                         $       2,512              1,335
                                                          =============     ==============

      Net charge-offs to average total loans                     0.06%              0.02%

      Allowance to total loans at end of period                  0.84%              0.82%

     NONINTEREST INCOME. Total noninterest income increased by $567,000, or 54%, to $1,626,000 for the six months ended June 30, 1999, from $1,059,000 for the six months ended June 30, 1998. Total noninterest income increased by $54,000, or 7%, to $840,000 for the three months ended June 30, 1999, from $786,000 for the three months ended March 31, 1999 and by $239,000, or 40%, from $601,000 for the three months ended June 30, 1998. These increases were primarily attributable to increases in deposit volumes and service charges.

     NONINTEREST EXPENSES. Total noninterest expense, before amortization expense, increased by $3,355,000, or 57%, to $9,258,000 for the six months ended June 30, 1999, from $5,903,000 for the six months ended June 30, 1998. Noninterest expense, before amortization expense, increased by $10,000, or 0.2%, to $4,634,000 for the three months ended June 30, 1999, from $4,624,000 for the three months ended March 31, 1999 and by $1,518,000, or 49%, from $3,116,000 for the three months ended June 30, 1998.

     The efficiency ratio, before amortization expense, decreased to 71% for the six months ended June 30, 1999 from 81% for the six months ended June 30, 1998. The efficiency ratio, before amortization expense, decreased to 66% for quarter ended June 30, 1999 from 76% for the quarter ended March 31, 1999 and 80% for the quarter ended June 30, 1998. The efficiency ratio, including amortization expense, decreased to 75% for the six months ended June 30, 1999 from 82% for the six months ended June 30, 1998. The efficiency ratio, including amortization expense, decreased to 70% for quarter ended June 30, 1999 from 80% for the quarter ended March 31, 1999 and 81% for the quarter ended June 30, 1998.

     The increase in noninterest expense is primarily attributed to recurring personnel, occupancy and other expenses associated with internal growth and acquisitions made by the Company. Such expenses have been necessary to accommodate the Company's overall growth.

     FEDERAL INCOME TAX. For approximately five years, Vail Banks has utilized a net operating loss ("NOL") carryforward obtained from a 1993 merger. Under GAAP requirements, net income includes an equivalent expense that would be paid for taxation. A federal taxation rate of 34% is used for this purpose.

     NONPERFORMING ASSETS. The Company's nonperforming assets consist of nonaccrual loans, restructured loans, loans past due over 90 days and other real estate owned. Nonperforming assets were $1,098,000 as of June 30, 1999, (0.25% of total assets) compared with $1,788,000 as of December 31, 1998, (0.41% of total assets) and $107,000 as of June 30, 1998 (0.04% of total assets). The following table presents information regarding nonperforming assets as of the dates indicated:


    NONPERFORMING ASSETS                                                              June 30,
                                                                          --------------------------------
                                                                              1999              1998
                                                                          -------------     --------------
                                                                          (unaudited)        (unaudited)
      Nonaccrual loans                                                  $          202                 51
      Other loans 90 days past due                                                 467                 56
      Other real estate                                                            429                  0
                                                                           ------------     --------------


           Total nonperforming assets                                   $        1,098                107
                                                                          =============     ==============

      Nonaccrual and other loans 90 days past due to total loans                 0.22%              0.07%

      Nonperforming assets to total loans plus real estate                       0.36%              0.07%

      Nonperforming assets to total assets                                       0.25%              0.04%

CAPITAL RESOURCES

     Stockholders' equity as of June 30, 1999 increased $36.8 million, or 191.1%, to $56.0 million from $19.2 million as of June 30, 1998. This increase was due to the Common Stock issued in connection with the merger with Independent and Telluride, the retention of current period earnings, a private offering of $3.0 million in Common Stock, and the stock issued in the IPO. Stockholders' equity was reduced by $467,000 in December 1998, due to a one-time early conversion payment upon the required conversion of preferred stock to common stock in connection with the IPO.

     Vail Banks currently maintains risk-weighted capital and leverage (Tier 1 capital to average total assets) ratios in excess of the minimum for a "well capitalized" designation. The company's Tier 1 leverage ratio increased to 8.0% as of June 30, 1999, from 7.7% as of December 31, 1998 and 6.2% as of June 30, 1998, while the total risk-based capital ratio decreased to 11.4% as of June 30, 1999 from 12.3% as of December 31, 1998, but was up from 10.4% as of June 30, 1998. The decrease in the total risk-based capital ratio experienced in 1999 was largely attributable to a shift from federal funds to loans, which are assigned a higher risk weight.


LIQUIDITY

     The Company's liquidity management objective is to ensure its ability to satisfy the cash requirements of depositors and borrowers and allow the Company to meet its own cash needs. Historically, the Company's primary source of funds has been customer deposits. Scheduled loan repayments are a relatively stable source of funds. Deposit inflows and unscheduled loan repayments, which are influenced by fluctuations in general level of interest rates, returns available on other investments, competition, economic conditions and other factors, are relatively unstable. Company borrowing may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Company borrowing may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.


DATA PROCESSING AND YEAR 2000 READINESS

IMPACT OF THE YEAR 2000 ISSUE

     Generally, the year 2000 risk involves computer programs and computer hardware that are not able to perform without interruption into the year 2000. The arrival of the year 2000 poses a unique worldwide challenge to the ability of all systems to correctly recognize the date change form December 31, 1999 to January 1, 2000. If Vail Banks' systems did not correctly recognize such a date change, computer applications that rely on the date field could fail or create erroneous results. Such erroneous results could affect interest, payment or due dates or could cause the temporary inability to process transactions, send invoices or engage in similar normal business activities. If it is not adequately addressed by Vail Banks or its suppliers and borrowers, the year 2000 issue could result in a material adverse impact on Vail Banks' financial condition and results of operations.

VAIL BANKS' STATE OF READINESS

     Since 1995, Vail Banks has been assessing its year 2000 readiness. It has formed a committee charged with the task of identifying and remediating date recognition problems in both information technology ("IT") and non-IT systems that include microcontrollers and other embedded computer technology. Guided by requirements of and examination by banking regulators, the committee has developed a comprehensive plan to assess Vail Banks' year 2000 readiness with respect the both IT and non-IT systems. Its inventory of such systems is complete, and Vail Banks believes its IT systems are year 2000 ready. Primarily for operational reasons, Vail Banks replaced critical mainframe and PC-based systems in 1996 and 1997, incurring a capital expenditure of approximately $2 million. The systems vendor certified to Vail Banks that the system is year 2000 ready, and Vail Banks is currently in the process of validation. Vail Banks' inventory of the year 2000 readiness of its non-IT systems is also complete, and no mission critical systems were found to be deficient.

     Vail Banks has completed the remediation or replacement of its systems. Testing has occurred in 1998 and further testing will occur during the remainder of 1999. Vail Banks believes that it has identified all major internal business and operational functions that will be impacted by the year 2000 date change.

COSTS TO ADDRESS YEAR 2000 ISSUES

     Vail Banks does not anticipate that the year 2000 related costs (excluding the $2 million expenditure for the IT system mentioned above) will be material to its financial condition or results of operations. Excluding the $2 million expenditure, Vail Banks estimates that its total costs for the evaluation, remediation and testing of its IT and non-IT systems in connection with the year 2000 issue will be $200,000, all of which as been incurred to date.

RISK OF THIRD PARTY YEAR 2000 ISSUES

     The impact of year 2000 non-compliance by outside parties with whom Vail Banks transacts business cannot be accurately gauged. Vail Banks has surveyed its major business partners to ascertain their year 2000 readiness. All major third party providers are year 2000 ready at this time. Vail Banks relies upon the Federal Reserve for electronic funds transfers and check clearing and understands that the Federal Reserve has upgraded its systems to be year 2000 ready. Testing of the Federal Reserve systems will be completed by the end of the third quarter of 1999. If the Federal Reserve does not successfully complete all modifications required by the date change and is forced to interrupt automated services to Vail Banks, Vail Banks could experience significant difficulties.

     Vail Banks has embarked upon a program to educate its depositors and borrowers regarding year 2000 issues. Vail Banks' educational programs focus on emphasizing the contractual obligations of its customers despite year 2000 issues.

VAIL BANKS' CONTINGENCY PLANS

     Vail Banks has finalized its contingency planning with respect to the year 2000 date change and believes that should its own systems fail, it could convert to a manual entry system for a period of approximately 14 days without significant losses. The Company believes any mission critical systems could be recovered and operating within approximately seven days.

     In addition, Vail Bank's preliminary contingency plan takes into account the risk that the Federal Reserve will not make the necessary modifications that will enable it to handle electronic funds transfers and check clearing by the year 2000. So long as Vail Banks is able to obtain the necessary information from the Federal Reserve in some manner, such as by telephone or facsimile transmissions, and manually post transactions, Vail Banks does not expect the resulting impact on its financial condition or result of operations to be material, unless protracted.

FORWARD LOOKING STATEMENTS

     The discussion in this report contains forward-looking statements including, without limitation, statements relating to the Company's Year 2000 compliance, which are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will be correct or realized. The forward-looking statements involve risks and uncertainties that affect the Company's operations, financial performance and other factors and discussed in the Company's filings with the Securities and Exchange Commission. These risks include the impact of economic conditions and interest rates, loan losses, risks related to the execution of the Company's growth strategy, the possible loss of key personnel, factors that could affect the Company's ability to complete in its trade areas, changes in regulations and government policies and other factors discussed in the Company's filing with the Securities and Exchange Commission. In particular, risks related to the Company's year 2000 compliance include those discussed under the heading "Data Processing Systems and Year 2000 compliance" in this report.

                            PART II OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 18, 1999, the Company held its annual meeting of shareholders. At that meeting, the following items were submitted to a vote of security holders with the following results:

1. The following directors were elected:

                                            VOTES CAST          VOTES CAST         VOTES                       BROKER NON-
           NAME                TERM        FOR ELECTION      AGAINST ELECTION     WITHHELD     ABSTENTIONS        VOTES
           ----                ----        ------------      ----------------     --------     -----------        -----

Kay H. Chester               3 years        4,370,061               0             162,278           0               0
James G. Flaum               3 years        4,370,461               0             161,878           0               0
Robert L. Knous              3 years        4,370,311               0             162,028           0               0
Byron A. Rose                3 years        4,369,911               0             162,428           0               0
Donald L. Vanderhoof         3 years        4,370,461               0             161,878           0               0


ITEM 6.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

             (A)      EXHIBITS

         The following exhibits are required to be filed with this Report on 10-QSB by Item 601 of Regulation S-B.

         EXHIBIT
           NO.       DESCRIPTION OF EXHIBIT
         -------     ----------------------

          27.1       Financial Data Schedule (for SEC use only)

             (B)     REPORTS ON FORM 8-K.

          None

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         VAIL BANKS, INC.
                                         (REGISTRANT)



     Date: August 16, 1999                 /s/ Lisa M. Dillon
          --------------------             -------------------------------------
                                           Lisa M. Dillon,
                                    Title: President and Chief Executive Officer



     Date: August 16, 1999                 /s/ Kirk S. Colburn
          --------------------             -------------------------------------
                                           Kirk S. Colburn,
                                    Title: Secretary
                                           (principal financial officer)