Form 10QSB
period 1999-09-30
VAIL BANKS INC
filed 1999-11-15
CIK 1035770

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR QUARTERLY PERIOD ENDED September 30, 1999

                        Commission File Number 000-25081


                                Vail Banks, Inc.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Colorado                                   84-1250561
  -------------------------------         -------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification
  incorporation or organization)                       Number)


               108 South Frontage Road West, Vail, Colorado     81657
               -------------------------------------------------------
               (Address of principal executive offices)     (Zip Code)


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

As of October 31, 1999 there were 6,040,608 shares of common stock ($1.00 par value per share) outstanding.

                                            VAIL BANKS, INC.


                                                  INDEX

PART I            FINANCIAL INFORMATION
         Item 1.       Financial Statements

                       Consolidated Balance Sheet at September 30, 1999 and December 31, 1998         3

                       Consolidated Statements of Income for the Three and Nine Months Ended
                       September 30, 1999 and 1998                                                    4

                       Consolidated Statements of Cash Flows for the Nine Months Ended
                       September 30, 1999 and 1998                                                    5

                       Notes to Unaudited Consolidated Financial Statements                           6

         Item 2.       Management's Discussion and Analysis of Financial Condition and
                       Results of Operations                                                          8

PART II           OTHER INFORMATION

         Item 6.       Exhibits and Reports on Form 8-K                                              14

                                           PART I FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                     VAIL BANKS, INC.
                                     AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS
                                      (in thousands)

                                     ASSETS                      September 30, December 31,
                                                                     1999          1998
                                                                 ------------    --------
                                                                 (unaudited)

Cash and due from banks                                          $  30,064        28,469
Federal Funds sold                                                    --          43,105
Investment securities:
    Available for sale, at market value                             34,811        33,022
    Held to maturity, at amortized cost                              5,445         7,713

Loans                                                              323,750       269,191
    Less allowance for loan losses                                  (2,597)       (2,590)
                                                                 ---------      --------
         Net loans                                                 321,153       266,601
                                                                 ---------      --------
Bank premises and equipment, net of accumulated depreciation
    and amortization                                                33,707        31,647
Accrued interest receivable                                          2,733         2,425
Deferred income taxes                                                  640           971
Intangible assets, net                                              24,166        22,959
Other assets                                                         1,538         2,211
                                                                 ---------      --------
                                                                 $ 454,257       439,123
                                                                 =========      ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits:
       Demand, non-interest bearing                              $  84,206        91,510
       Demand, interest bearing                                    165,808       151,889
       Savings                                                      34,055        42,165
       Time deposits of $100,000 and over                           27,443        44,472
       Time deposits under $100,000                                 60,863        47,536
                                                                 ---------      --------
                                                                   372,375       377,572

Notes Payable                                                         --           1,114
Accrued interest payable and other liabilities                      23,853         5,439
                                                                 ---------      --------
         Total liabilities                                         396,228       384,125
                                                                 ---------      --------
Minority interest                                                      643           621
                                                                 ---------      --------

Stockholders' equity:
    Common stock                                                     6,041         6,041
    Additional paid-in capital                                      46,772        46,772
    Retained earnings                                                4,971         1,522
    Accumulated other comprehensive income                            (398)           42
                                                                 ---------      --------
         Total stockholders' equity                                 57,386        54,377
                                                                 ---------      --------
                                                                 $ 454,257       439,123
                                                                 =========      ========

See accompanying notes to consolidated financial statements.

                                                          VAIL BANKS, INC.
                                                          AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                 (in thousands, except share data)

                                                                      Three months ended                   Nine months ended
                                                                         September  30,                       September 30,
                                                               -------------------------------     -------------------------------
                                                                   1999             1998               1999                1998
                                                               -------------    --------------     --------------     ------------
                                                               (unaudited)       (unaudited)        (unaudited)        (unaudited)
Interest income:
    Interest and fees on loans                                 $     8,478             4,886            23,233            13,394
    Interest on investment securities                                  574               291             1,614               815
    Interest on federal funds sold                                      42               316               848             1,120
                                                               -----------         ---------        ----------         ---------
         Total interest income                                       9,094             5,493            25,695            15,329
                                                               -----------         ---------        ----------         ---------
Interest expense:
    Demand deposits                                                  1,251               975             3,737             2,886
    Savings deposits                                                   265               105               907               302
    Time deposits                                                    1,085               885             3,133             2,252
    Notes payable                                                     --                  28                14                83
    Mandatorily convertible debentures                                --                  37              --                 114
    Interest on federal funds purchased
     and other borrowed funds                                           27                11                27                26
                                                               -----------         ---------        ----------         ---------
         Total interest expense                                      2,628             2,041             7,818             5,663
                                                               -----------         ---------        ----------         ---------
         Net interest income                                         6,466             3,452            17,877             9,666

Provision for loan losses                                              150              --                 230              --
                                                               -----------         ---------        ----------         ---------
         Net interest income after provision
     for loan losses                                                 6,316             3,452            17,647             9,666

Other income:
    Service charges on deposit accounts                                640               367             1,788               973
    Other income                                                       254               234               732               687
                                                               -----------         ---------        ----------         ---------
                                                                       894               601             2,520             1,660
Other expenses:
    Salaries and employee benefits                                   2,476             1,718             7,488             4,922
    Occupancy expense                                                  456               429             1,358             1,167
    Furniture and equipment expense                                    398               249             1,297               824
    Amortization of intangible assets                                  253                74               728               164
    Other operating expenses                                         1,253               788             3,698             2,174
                                                               -----------         ---------        ----------         ---------
                                                                     4,836             3,258            14,569             9,251
                                                               -----------         ---------        ----------         ---------

         Income before income taxes                                  2,374               795             5,598             2,075

Income tax expense                                                     894               285             2,149               730
                                                               -----------         ---------        ----------         ---------
         Net income                                            $     1,480               510             3,449             1,345
                                                               ===========         =========        ==========         =========
Unrealized gain (loss) on available for sale securities                (78)               56              (440)               55
                                                               -----------         ---------        ----------         ---------
             Comprehensive income                              $     1,402               566             3,009             1,400
                                                               ===========         =========        ==========         =========

Net income                                                     $     1,480               510             3,449             1,345
Preferred stock dividends                                             --                  59              --                 177
                                                               -----------         ---------        ----------         ---------
Net income available to common stockholders                    $     1,480               451             3,449             1,168
                                                               ===========         =========        ==========         =========
Weighted average common shares                                   6,040,608         2,650,203         6,040,608         2,408,616
                                                               ===========         =========        ==========         =========

Net income per common share (basic)                            $      0.25              0.17              0.57              0.48
                                                               ===========         =========        ==========         =========

Net income per common share (diluted)                          $      0.24              0.16              0.57              0.47
                                                               ===========         =========        ==========         =========

See accompanying notes to consolidated financial statements.

                                                  VAIL BANKS, INC.
                                                  AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (in thousands)

                                                                                        Nine months ended
                                                                                          September 30,
                                                                                 ---------------------------------
                                                                                     1999               1998
                                                                                 --------------    ---------------
                                                                                  (unaudited)       (unaudited)

  Cash flows from operating activities:
    Net income                                                             $            3,449             1,345
    Adjustments to reconcile net income to net cash provided (used) by operating activities:
        Amortization of intangible assets                                                 728               164
        Depreciation and amortization                                                   1,624               978
              Provision for loan losses                                                   230               ---
        Net amortization of premiums (accretion of discounts) on
           investment securities                                                          123               (14)
        Deferred income tax expense                                                       331               138
        Changes in operating assets and liabilities:
           Increase in accrued interest receivable                                       (308)             (113)
           Increase in intangible and other assets                                     (1,259)           (6,315)
           Decrease in accrued interest payable and other liabilities                  (2,504)           (2,933)
                                                                                 ---------------------------------
                  Net cash provided (used) by operating activities                      2,414            (6,750)
                                                                                 ---------------------------------

Cash flows from investing activities:
    Net decrease in federal funds sold                                                 43,105             3,163
    Purchase of investment securities available for sale                              (16,895)           (3,675)
    Proceeds from maturities of investment securities held to maturity                  2,230             2,089
    Proceeds from maturities of investment securities available for sale               14,442             1,524
    Net increase in loans                                                             (54,782)          (29,360)
    Purchase of bank premises and equipment                                            (3,683)           (4,148)
                                                                                 ---------------------------------
                  Net cash used by investing activities                               (15,583)          (30,407)
                                                                                 ---------------------------------

Cash flows from financing activities:
    Net increase (decrease) in deposits                                                (5,197)           31,232
    Net increase in federal funds purchased                                            21,075               927
      Proceeds from issuance of common stock                                              ---             5,714
    Dividends paid                                                                        ---              (158)
    Repayments of notes payable                                                        (1,114)             (150)
                                                                                 ---------------------------------
                  Net cash provided by financing activities                            14,764            37,565
                                                                                 ---------------------------------

                  Net increase in cash and due from banks                               1,595               408

Cash and due from banks at beginning of period                                         28,469            16,680
                                                                                 =================================
Cash and due from banks at end of period                                   $           30,064            17,088
                                                                                 =================================
Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest expense                                                       $            8,050             5,604
                                                                                 =================================
    Income taxes                                                           $            1,460                52
                                                                                 =================================

See accompanying notes to consolidated financial statements.

                        Vail Banks, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                            As of September 30, 1999



(1)      Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Vail Banks, Inc. (VBI or the Company) and its wholly owned subsidiary, WestStar Bank (WestStar). WestStar and VBI own a 54.04% interest in Avon 56 Limited which is also included in the accompanying consolidated financial statements. All entities are collectively referred to as "Vail Banks." All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the consolidated financial statements as of December 31, 1998. These interim consolidated financial statements and the notes thereto should be read in conjunction with VBI's Annual Report on Form 10-KSB as of and for the year ended December 31, 1998.

In the opinion of management all adjustments necessary, consisting of only normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

(2)      Provision and Allowance for Loan Losses

Vail Banks' lending personnel are responsible for the continuous monitoring of the quality of its loan portfolio. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties and assesses estimated future cash flows from borrowers' operations and the liquidation of loan collateral. The allowance for loan losses is based primarily on management's estimate of possible loan losses from these procedures and historical experiences. These estimates involve judgements and a certain level of subjectivity; changes in economic conditions may necessitate revisions in future years.

Various regulatory agencies, as an integral part of their examination process, periodically review Vail Banks' allowance for loan losses. Such agencies may require Vail Banks to record additional provisions for potential losses based upon their evaluation of information available at the time of their examination.

Vail Banks provides for loan losses by a charge to current year income based on the character of the loan portfolio, current economic conditions and such factors as, in management's best judgement, deserve current recognition in estimating loan losses. In addition, recoveries realized on loans previously charged off are credited to the allowance for loan losses.

(3)      Net Income Per Common Share

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

(4)      Comprehensive Income

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

Reclassification of financial statements for earlier periods provided for comparative purposes is required. The only component of comprehensive income consists of net unrealized holding gains (losses) on securities, net of related tax effects.

(5)      Operating Segments

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

(6)      Accounting for Derivative Instruments and Hedging Activities

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

(7)      Investment Securities

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

(8)      Income Taxes

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

(9)      Merger of Subsidiary Banks

In July 1999, the Division of Banking of the State of Colorado and the Federal Reserve Bank of Kansas City approved the application for the merger of WestStar Bank and VBI's other subsidiary banks, Western Colorado Bank and Bank of Telluride. The mergers closed August 6, 1999, with WestStar Bank as the surviving entity. The merger was accounted for at historical cost.

(10)     Acquisitions

On November 8, 1999, WestStar Bank entered into an agreement to acquire First Western Mortgage Services, Inc., a Colorado corporation, for consideration that includes cash, Vail Banks common stock, and installment notes. Subject to certain regulatory approvals and customary conditions to closing, the sale is expected to close in the first quarter of 2000 or shortly thereafter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


BASIS OF PRESENTATION

       The following discussion and analysis provides information regarding Vail Banks' financial condition as of September 30, 1999 and its historical results of operations for the three and nine months ended September 30, 1999 in comparison to the three and nine months ended September 30, 1998. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB.

       The following acquisitions occurred which impacted financial results during the time period between September 30, 1998 and September 30, 1999:

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

       The mergers with Independent and Telluride, and the purchase of assets of World have been accounted for under the purchase method of accounting, and accordingly, the purchase price for each has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values. The consolidated statements of income include the operations of Independent, Telluride, and World since the date of the respective transactions. The excess of purchase price over net assets acquired has been recorded as an intangible asset, which is being amortized over 25 years. With respect to the merger with Independent, the effect on results of operations for the first seven months of 1998, had the purchase transaction occurred at the beginning of the year, would have been material. With respect to the merger with Telluride, the effect on results of operations for the year 1998 was generally minimal as the transaction closed with only 16 days remaining in 1998. However, the effect on results of operations for the first eleven months of 1998, had the purchase transaction occurred at the beginning of the year, would have been material. With respect to the purchase of assets of World, the effect on results of operations for the first five months of 1999, had the purchase transaction occurred at the beginning of the year, would not have been material.

OVERVIEW

       Net income available to common shareholders was $3,449,000 for the nine months ended September 30, 1999 up from $1,168,000 for the nine months ended September 30, 1998, an increase of 195%. Net income available to common shareholders was $1,480,000 for the quarter ended September 30, 1999 compared with $1,253,000 for the quarter ended June 30, 1999 and $451,000 for the quarter ended September 30, 1998, increases of 18% and 228%, respectively.

       Net income per common share (diluted) for the nine months ended September 30, 1999 was $0.57 compared to $0.47 for the nine months ended September 30, 1998, an increase of 20%. Net income per common share (diluted) was $0.24 for the quarter ended September 30, 1999 compared with $0.21 for the quarter ended June 30, 1999 and $0.16 for the quarter ended September 30, 1998, an increase of 14% and 50%, respectively.

       On an operating basis, operating income (defined as net income plus amortization) totaled $4,177,000 ($0.69 per common share, diluted) and $1,509,000 ($0.49 per common share, diluted) for the nine months ended September 30, 1999 and September 30, 1998, respectively. Operating income for the quarter ended September 30, 1999 was $1,733,000 ($0.29 per common share, diluted) compared with $1,494,000 for the quarter ended June 30, 1999 ($0.25 per common share, diluted) and $584,000 for the quarter ended September 30, 1998 ($0.17 per common share, diluted), an increase of 16% and 197%, respectively.

       Operating income to average tangible assets was 1.0% and 0.6% for the nine months ending September 30, 1999 and September 30, 1998, respectively. Operating income to average tangible assets was 0.4% for the quarter ended
September 30, 1999 compared with 0.4% for the quarter ended June 30, 1999 and 0.2% for the quarter ended September 30, 1998.

       Net  income   available  to  common   shareholders   to  average   common
shareholders' equity was 6.2% for the nine months ended September 30, 1999 compared to 6.7% for the nine months ended September 30, 1998. Net income available to common shareholders to average common shareholders' equity was 2.6% for the quarter ended September 30, 1999, versus 2.3% for the quarter ended June 30, 1999 and 2.2% for the quarter ended September 30, 1998.

       Cash earnings (defined as net income plus depreciation and amortization) was $5,801,000, or $0.95 per common share (diluted), for the nine months ended September 30, 1999 versus $2,487,000, or $0.80 per common share (diluted), for the nine months ended September 30, 1998. Cash earnings for the quarter ended September 30, 1999 was $2,297,000, or $0.38 per common share (diluted), compared to $2,058,000, or $0.34 per common share (diluted), for the quarter ended June 30, 1999, and $929,000, or $0.28 per common share (diluted), for the quarter ended September 30, 1998.

       Cash earnings to average shareholders' equity was 10.4% for the nine months ended September, 1999 and 12.2% for the nine months ended September 30, 1998. Cash earnings to average shareholders' equity was 4.0% for the quarter ended September 30, 1999 compared to 3.7% for the quarter ended June 30, 1999, and 3.9% for the quarter ended September 30, 1998.


CONSOLIDATED CONDENSED BALANCE SHEETS

       The  Company's  total  assets   increased  by  $15,134,000,   or  3%,  to
$454,257,000 as of September 30, 1999, from $439,123,000 as of December 31, 1998 and by $186,861,000, or 70%, from $267,396,000 as of September 30, 1998.

       A healthy Colorado economy continues to fuel the Company's strong loan growth, particularly in its Western Slope markets. During the nine months ended September 30, 1999, the loan portfolio increased by $54,559,000, or 20%, from $269,191,000 as of December 31, 1998 to $323,750,000, and by $139,344,000, or
76%, from $184,406,000 as of September 30, 1998.

       Investment securities were $40,256,000 as of September 30, 1999 compared to $40,735,000 as of December 31, 1998 (a decrease of 1%) and $19,848,000 as of
September 30, 1998 (an increase of 103%).

       Deposits decreased by $5,197,000, or 1%, to $372,375,000 as of September 30, 1999, from $377,572,000 as of December 31, 1998 and increased by $134,928,000, or 57%, from $237,447,000 as of September 30, 1998. The decrease in deposits experienced in the first nine months of 1999 was largely attributable to seasonal factors and management's efforts to reduce higher cost certificates of deposit.

       During 1999, noninterest-bearing deposits decreased by $7,304,000, while interest-bearing deposits increased by $2,107,000. Noninterest-bearing demand deposits comprised 23% of total deposits as of September 30, 1999 and 24% of total deposits as of December 31, 1998, compared to 23% as of September 30, 1998.

       Federal funds sold decreased by $43,105,000 in the nine-month period ending September 30, 1999, while federal funds purchased increased to $21,075,000, which are included in the accrued interest payable and other liabilities category on the balance sheet. The decrease in federal funds sold and the subsequent increase in federal funds purchased is a result of funding growth in the loan portfolio.

RESULTS OF OPERATIONS

         NET INTEREST INCOME. Net interest income was $17,877,000 for the nine months ended September 30, 1999, an increase of $8,211,000, or 85%, from the nine-month period ended September 30, 1998. Net interest income was $6,466,000 for the quarter ended September 30, 1999, an increase of $333,000 or 5% compared with the quarter ended June 30, 1999 and an increase of $3,014,000 or 87% compared with the quarter ended September 30, 1998. The net interest margin was

6.8% for the nine months ended September 30, 1999, compared to 6.3% for the nine months ended September 30, 1998, and 7.2% for the quarter ended September 30, 1999, up from 7.0% for the quarter ended June 30, 1999 and up from 6.3% for the quarter ended September 30, 1998. These increases are due primarily to the yield on an increasing loan portfolio coupled with decreases in the level of higher cost deposits. Additionally, growth of the Company's average earning assets also supported the margin increase. Average earning assets increased 66%, or $141,670,000, to $357,657,000 as of September 30, 1999, from $215,987,000 as of
September 30, 1998.

         PROVISION AND ALLOWANCE FOR LOAN LOSSES. Provision expense for the nine months ending September 30, 1999 totaled $230,000 compared to none recorded in the nine months ending September 30, 1998. Although down slightly from the $2,590,000 level as of December 31, 1998, the allowance for loan losses increased during the third quarter ended September 30, 1999 by $85,000 to $2,597,000, or 0.80% of loans, from $2,512,000 as of June 30, 1999. The increase since June 30, 1999 is intended to support the normal potential loss content in the growth of the Company's loan portfolio. Key indicators of asset quality have remained positive, while average level of outstanding loans have increased to $311,778,000 for the quarter ending September 30, 1999 from $286,035,000 for the quarter ending June 30, 1999.

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

      ALLOWANCE FOR LOAN LOSSES ANALYSIS                                    Nine months ended
                                                                              September 30,
                                                                     --------------------------------
                                                                         1999              1998
                                                                     -------------     --------------
                                                                     (unaudited)        (unaudited)
      Average total loans                                       $         288,768            160,714
                                                                     =============     ==============

      Total loans at end of period                              $         323,750            184,406
                                                                     =============     ==============

      Allowance at beginning of period                          $           2,590              1,364
          Charge-offs                                                       (291)               (86)
          Recoveries                                                           68                 27
          Provision for loan losses                                           230                ---
            Allowance - merger                                                ---                192
                                                                     -------------     --------------
      Allowance at end of period                                $           2,597              1,497
                                                                     =============     ==============

      Net charge-offs to average total loans                                0.08%              0.04%

      Allowance to total loans at end of period                             0.80%              0.81%


         NONINTEREST INCOME. Total noninterest income increased by $860,000, or 52%, to $2,520,000 for the nine months ended September 30, 1999, from $1,660,000 for the nine months ended September 30, 1998. Total noninterest income increased by $54,000, or 6%, to $894,000 for the three months ended September 30, 1999, from $840,000 for the three months ended June 30, 1999 and by $293,000, or 49%, from $601,000 for the three months ended September 30, 1998. These increases were primarily attributable to increases in deposit volumes and service charges.

         NONINTEREST EXPENSES. Total noninterest expense, before amortization expense, increased by $4,754,000, or 52%, to $13,841,000 for the nine months ended September 30, 1999, from $9,087,000 for the nine months ended September 30, 1998. Noninterest expense, before amortization expense, decreased by $51,000, or 1%, to $4,583,000 for the three months ended September 30, 1999, from $4,634,000 for the three months ended June 30, 1999 and increased by $1,399,000, or 44%, from $3,184,000 for the three months ended September 30, 1998.

         The efficiency ratio, before amortization expense, decreased to 68% for the nine months ended September 30, 1999 from 80% for the nine months ended September 30, 1998. The efficiency ratio, before amortization expense, decreased to 62% for quarter ended September 30, 1999 from 66% for the quarter ended June 30, 1999 and 79% for the quarter ended September 30, 1998. The efficiency ratio, including amortization expense, decreased to 71% for the nine months ended September 30, 1999 from 82% for the nine months ended September 30, 1998. The efficiency ratio, including amortization expense, decreased to 66% for quarter ended September 30, 1999 from 70% for the quarter ended June 30, 1999 and 80% for the quarter ended September 30, 1998.

       The increase in noninterest expense from prior year periods is primarily attributed to recurring personnel, occupancy and other expenses associated with internal growth and acquisitions made by the Company. Such expenses have been necessary to accommodate the Company's overall growth. Recent improvements in the efficiency ratio have been achieved through management's concerted effort to consolidate operating activities of branches and recently acquired banks.

         FEDERAL INCOME TAX. For approximately five years, Vail Banks has utilized a net operating loss ("NOL") carryforward obtained from a 1993 merger. Under GAAP requirements, net income includes an equivalent expense that would be paid for taxation. A federal taxation rate of 34% is used for this purpose.

         NONPERFORMING ASSETS. The Company's nonperforming assets consist of nonaccrual loans, restructured loans, loans past due over 90 days and other real estate owned. Nonperforming assets were $2,100,000 as of September 30, 1999, (0.46% of total assets) compared with $1,788,000 as of December 31, 1998, (0.41% of total assets) and $296,000 as of September 30, 1998 (0.11% of total assets). The following table presents information regarding nonperforming assets as of the dates indicated:

      NONPERFORMING ASSETS                                                         September 30,
                                                                          --------------------------------
                                                                              1999              1998
                                                                          -------------     --------------
                                                                          (unaudited)        (unaudited)
      Nonaccrual loans                                               $           1,860                 78
      Other loans 90 days past due                                                   5                 39
      Other real estate                                                            235                179
                                                                          --------------    --------------
           Total nonperforming assets                                $           2,100                296
                                                                          ==============    ==============

      Nonaccrual and other loans 90 days past due to total loans                 0.58%              0.06%

      Nonperforming assets to total loans plus other real estate                 0.65%              0.16%

      Nonperforming assets to total assets                                       0.46%              0.11%

         The increase in nonperforming assets is attributable to two loans, both of which were in Telluride's loan portfolio at the time of acquisition.

CAPITAL RESOURCES

       Stockholders' equity as of September 30, 1999 increased $32.2 million, or 128%, to $57.4 million from $25.2 million as of September 30, 1998. This increase was due to the Common Stock issued in connection with the merger with Independent and Telluride, the retention of current period earnings, and the stock issued in the IPO. Stockholders' equity was reduced by $467,000 in December 1998, due to a one-time early conversion payment upon the required conversion of preferred stock to common stock in connection with the IPO.

       Vail Banks currently maintains risk-weighted capital and leverage (Tier 1 capital to average total assets) ratios in excess of the minimum for a "well capitalized" designation. The company's Tier 1 leverage ratio increased to 8.2% as of September 30, 1999, from 7.7% as of December 31, 1998 and 6.2% as of September 30, 1998, while the total risk-based capital ratio decreased to 11.6% as of September 30, 1999 from 12.3% as of December 31, 1998, but was up from 9.9% as of September 30, 1998. The decrease in the total risk-based capital ratio experienced in 1999 was largely attributable to a shift from federal funds to loans, which are assigned a higher risk weight.

LIQUIDITY

         The Company's liquidity management objective is to ensure its ability to satisfy the cash requirements of depositors and borrowers and allow the Company to meet its own cash needs. Historically, the Company's primary source of funds has been customer deposits. Scheduled loan repayments are a relatively stable source of funds. Deposit inflows and unscheduled loan repayments, which are influenced by fluctuations in the general level of interest rates, returns available on other investments, competition, economic conditions and other factors, are relatively unstable. Company borrowing may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Company borrowing may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.


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

VAIL BANKS' STATE OF READINESS

         Since 1995, Vail Banks has been assessing its year 2000 readiness. It has formed a committee charged with the task of identifying and remediating date recognition problems in both information technology ("IT") and non-IT systems that include microcontrollers and other embedded computer technology. Guided by requirements of and examination by banking regulators, the committee has developed a comprehensive plan to assess Vail Banks' year 2000 readiness with respect the both IT and non-IT systems. Its inventory of such systems is complete, and Vail Banks believes its IT systems are year 2000 ready. Primarily for operational reasons, Vail Banks replaced critical mainframe and PC-based systems in 1996 and 1997, incurring a capital expenditure of approximately $2 million. The systems vendor certified to Vail Banks that the system is year 2000 ready, and Vail Banks continues the validation process. Vail Banks' inventory of the year 2000 readiness of its non-IT systems is also complete, and no mission critical systems were found deficient.

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

RISK OF THIRD PARTY YEAR 2000 ISSUES

         The impact of year 2000 non-compliance by outside parties with whom Vail Banks transacts business cannot be accurately gauged. Vail Banks has surveyed its major business partners to ascertain their year 2000 readiness. All major third party providers are year 2000 compliant at this time. Vail Banks relies upon the Federal Reserve for electronic funds transfers and check clearing and understands that the Federal Reserve has upgraded its systems to be year 2000 ready.

         Vail Banks has embarked upon a program to educate its depositors and borrowers regarding year 2000 issues. Vail Banks' educational programs focus on emphasizing sound financial preparations for year 2000 issues.

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

         In addition, Vail Bank's preliminary contingency plan takes into account the risk that the Federal Reserve will not make the necessary modifications that will enable it to handle electronic funds transfers and check clearing by the year 2000. So long as Vail Banks is able to obtain the necessary information from the Federal Reserve in some manner, such as by telephone or facsimile transmission, and manually post transactions, Vail Banks does not expect the resulting impact on its financial condition or result of operations to be material, unless protracted.

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


                                              VAIL BANKS, INC.
                                              (Registrant)



         Date:  November 15, 1999              /S/ LISA M. DILLON
                                                   Lisa M. Dillon,
                                          Title:   President and Chief
                                                   Executive Officer



         Date:  November 15, 1999              /S/ KIRK S. COLBURN
                                                   Kirk S. Colburn,
                                          Title:   Secretary
                                                   (principal financial officer)