Form 10KSB
period 1999-12-31
VAIL BANKS INC
filed 2000-03-30
CIK 1035770

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


[X]           Annual Report Pursuant to Section 13 or 15(d) of
              The Securities Exchange Act of 1934

              For the Fiscal Year Ended December 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

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

               108 South Frontage Road West, Vail, Colorado 81657
               --------------------------------------------------
               (Address of principal executive office) (Zip Code)

Registrant's telephone number, including area code:  (970) 476-2002
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:  None

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

                      Yes [ ]       No [X]

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     State issuer's revenues for its most recent fiscal year.  $28,184,000
                                                               -----------
     Transitional Small Business Disclosure format.  Yes [ ]     No [X]

     State the aggregate market value of the voting stock held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors): As of March 8, 2000: 6,081,180 shares of common stock $1.00 par value (the "Common Stock"), were issued and outstanding with an aggregate value of $37,242,041 held by non-affiliates (based on market value of $9.28/share) (computed by reference to the average bid and asked price of the Common Stock on March 8, 2000)

     State the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date: As of March 8, 2000, there were issued and outstanding 6,081,186 shares of Common Stock.

                                     PART I


ITEM 1. BUSINESS.

GENERAL

     Vail Banks, Inc. ("Vail Banks") is a bank holding company headquartered in Vail, Colorado with consolidated assets of $465 million at December 31, 1999. Vail Banks' wholly owned subsidiary, WestStar Bank ("WestStar"), is a Colorado state bank with 25 retail offices located primarily in the western slope region of Colorado. On July 31, 1998, Vail Banks merged with Independent Bankshares, Inc. ("Independent") and WestStar merged with Glenwood Independent Bank ("Glenwood"), expanding its presence into Garfield County, Colorado. In connection with the merger, Vail Banks issued 318,770 shares of its Common Stock and paid $3.8 million in cash to holders of Independent common stock. On December 15, 1998, Vail Banks merged with Telluride Bancorp, Ltd. ("Telluride") and WestStar acquired the capital stock of Telluride's former subsidiaries, Bank of Telluride and Western Colorado Bank (both recently merged into WestStar), expanding its presence into Ouray, San Miguel and Montrose Counties, Colorado. Vail Banks issued 908,913 shares of Common Stock and paid $13.3 million in cash to the holders of Telluride common stock.

     In July 1999, the Division of Banking of the State of Colorado ("CDB") and the Federal Reserve Bank of Kansas City approved the application for the mergers of WestStar and Vail Banks' other subsidiary banks, Western Colorado Bank and Bank of Telluride. The mergers closed August 6, 1999, with WestStar as the surviving entity. The mergers were accounted for under the purchase method of accounting.

     In May 1999, Vail Banks acquired $36.8 million of deposits and the branch office of the Glenwood Springs, Colorado branch of World Savings of Oakland, California. World Savings retained its mortgage loans. The acquisition makes WestStar one of the largest depository institutions in the Glenwood Springs market. Additionally, on November 8, 1999, WestStar entered into an agreement to acquire First Western Mortgage Services, Inc., a Colorado corporation ("First Western"), for consideration that included cash, Vail Banks Common Stock, and installment notes. The acquisition closed on January 1, 2000, and added mortgage brokerage to WestStar's lending services. First Western continues to operate as a wholly-owned subsidiary of WestStar.

     WestStar was formed in 1977 as a community bank to serve the local residents and businesses of Vail. In 1993, Vail Banks was formed as a bank holding company for WestStar. Vail Banks has maintained WestStar's position as an institution offering a relatively broad range of convenient banking services, delivered with personalized customer service. WestStar currently has offices in the region of Colorado locally referred to as the "Western Slope," including Summit County (which includes the Breckenridge and Keystone ski resorts), Eagle County (which includes the Vail and Beaver Creek ski resorts), Delta County, Garfield County (which serves the Aspen and Snowmass ski resorts), Montrose County, Ouray County, San Miguel County (which includes the town and ski resort of Telluride), Routt County (which includes the town and ski resort of Steamboat Springs) and offices in Denver. These areas of Colorado are home to a variety of commercial, recreational, entertainment, and cultural enterprises.

     The Western Slope has experienced significant growth in recent years, primarily as a result of an expanding market for first and second homes, and summer and winter tourism. As the year-round population of this region has grown, local businesses have prospered by servicing this growth. Consequently, a large concentration of Vail Banks' business is in construction lending and providing banking services for small-to-medium size businesses in its markets. The acquisition of Western Colorado Bank, which was located in a more rural area and thus less dependent on customers involved in the tourism industry than WestStar, has diversified the economic base in which Vail Banks operates. To meet the growing needs of its customers and to prepare for future growth throughout the Western Slope, Vail Banks has developed a stronger infrastructure by (1) expanding its computer technology, (2) entering emerging growth markets by building and staffing new facilities, and (3) centralizing certain administrative, processing, accounting and other operations functions. Although this investment in infrastructure has adversely affected net income since 1994, management believes that the desired infrastructure is now substantially in place to absorb growth in existing markets and to allow for the efficient integration of retail offices in new markets. Management also believes that some of these capital and one-time expenses will be reduced in the future.

     Vail Banks' growth has been designed to maintain customer loyalty through continuity of operations and personnel. Historically, shareholders of entities merged into Vail Banks, who are typically members of the local community, elect to hold ownership stakes in Vail Banks after the merger. Also, local executives and employees of banks and branches merged into Vail Banks are generally interested in and encouraged to continue their employment with Vail Banks. The additions of Bank of Telluride (founded in 1969), Western Colorado Bank (founded in 1950) and Glenwood (founded in 1955) expanded Vail Banks' presence in Western Slope markets, as these were well-established community banks that had significant local sponsorship. Several directors of WestStar, as well as its chief executive officer, have been associated with WestStar for more than ten years. The director of Independent and one of the two directors of Telluride who joined the Board of Vail Banks have also been associated with those banks for more than ten years. James Brenner, who has been with First Western for over 25 years, is continuing to manage the mortgage business as a part of WestStar.

         In this Form 10-KSB, most percentage and dollar amounts have been rounded to aid presentation; as a result, all such figures are approximations. References to such approximations have generally been omitted.

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

     Vail Banks believes that it will continue to grow through expansion of its existing market share, de novo establishment of retail offices, and mergers and acquisitions. Vail Banks' loan portfolio increased from $78.7 million to $336.7 million from December 31, 1995 to December 31, 1999, for a compound annual growth rate of 44%. During the same period, Vail Banks opened six de novo branches. Additionally, the First Western acquisition represents the sixth acquisition completed by Vail Banks since January 1, 1997.

     EXPANSION OF MARKET SHARE. Vail Banks intends to continue to increase its overall market share in its markets by solidifying relationships with current customers and attracting new customers who desire a local banking relationship. Management believes that this can be accomplished by (1) evaluating the needs of its existing and potential customers to determine ways to enhance services and products, (2) continuing a focus on training and motivating its associates, (3) providing personalized customer service, and (4) further implementing technological advances to make banking more efficient and convenient.

     DE NOVO ESTABLISHMENT OF RETAIL OFFICES. Vail Banks intends to continue to expand by opening new retail offices. Management believes that initially establishing a small presence in a growing community positions Vail Banks to expand with the community, thereby fostering a local identity with existing businesses and consumers in the community as well as offering new customers an alternative to impersonal, institutional banks.

     MERGERS AND ACQUISITIONS. Vail Banks' merger and acquisition strategy is to increase its market share in its existing markets and to enter attractive new markets by merging with well established community banks. In assessing potential mergers, Vail Banks focuses on credit quality, financial performance, market share, management, location, community demographics, strength of the local economy, potential merger synergies and the terms of the transaction. Management believes that there are a number of community banks that meet Vail Banks' criteria and whose owners may be interested in merging their banks with a community-based organization like Vail Banks. Additionally, management believes that merging with established banks and then methodically integrating their operations into Vail Banks allows Vail Banks to offer its relatively broad range of products and services while maintaining the merged bank's reputation and community ties. Vail Banks' strategy is to streamline operations judiciously, in order to optimize the balance between cost savings and not interrupting the community-based services of the acquired bank.

COMMUNITY BANKING PHILOSOPHY

     WestStar is a community bank that provides a relatively broad range of banking products and services to consumers and businesses in all of its retail offices. Retail offices are operated with the goal of offering individualized customer service and providing superior financial services. Many administrative operations, such as data processing, loan administration, account reconciliation and maintenance, accounting, compliance and broad policy decisions are centralized in order to ensure consistency, accuracy and efficiency and to allow retail office personnel to concentrate on providing superior customer service. The managers and associates of each retail office focus on day-to-day customer service, business development and selling. Management of Vail Banks believes that this organizational structure allows retail offices to offer the individualized customer service of a community bank while maximizing the benefits of technological expertise, operating synergies and other cost saving administrative efficiencies.

     Management is committed to investing in its communities. Executive officers and market managers live in the communities served by their retail offices, and Vail Banks encourages board members and bank associates to be actively involved in civic and public service activities in their communities. Additionally, most charitable contribution decisions are made by WestStar's market managers.

HISTORY

     In December 1993, Vail Banks commenced operations by acquiring 100% of the outstanding shares of WestStar, which opened in December 1977. Since that time, Vail Banks has grown through a combination of internal growth, de novo establishment of retail offices and external growth, including the acquisition of community banks. In 1994, WestStar converted from a national bank to a state bank. In January 1994, WestStar opened a retail office in Avon to begin serving that growing community located west of Vail. In June 1995, Vail Banks acquired Snow Bancorp, a bank holding company located in Dillon, and merged its bank subsidiary into WestStar. In 1996, taking advantage of changes to Colorado bank branching laws that permitted subsidiary banks of Colorado bank holding companies to branch into additional locations, WestStar opened retail offices in Frisco and Edwards. In 1997, Vail Banks merged with Cedaredge Financial Services, Inc. ("Cedaredge"), a bank holding company with retail offices in Basalt, Cedaredge, Delta and Montrose that were converted to WestStar retail offices. WestStar's Gypsum, Breckenridge and Eagle retail offices were opened in 1997. The acquisition of Independent added retail offices in Glenwood Springs and New Castle; and the acquisition of Telluride added retail offices in Telluride, Norwood and Montrose. The acquisition of World Savings added another office in Glenwood Springs, and the acquisition of First Western in early 2000 added offices in Eagle-Vail and Steamboat Springs.

SERVICES AND PRODUCTS

     Vail Banks serves the banking needs of its business and consumer customers by providing a relatively broad range of commercial and consumer banking products and services in all of its communities. These products and services include short-term and medium-term loans, revolving credit facilities, inventory and accounts receivable financing, equipment financing, short-term commercial mortgage lending and mortgage brokerage, installment loans, home improvement loans, short-term loans for the purchase or refinancing of principal residences or second homes, personal banking through computer and telephone access, safe deposit box services and various savings accounts, money market accounts, time certificates of deposit and checking accounts, automated teller machines, depository services, and corporate cash management services.

     LENDING. Vail Banks offers loans for business and consumer purposes and focuses its lending activities on individuals and small-to-medium size businesses. Lending activities are funded primarily from core deposits gathered in the local communities. Loan products are concentrated in relatively short-term, variable rate loans, with a majority of the loans at December 31, 1999 having remaining terms of less than two years. Collateral for loans is concentrated in real estate and operating business assets. The mergers with Independent and Telluride brought an expanded focus on consumer lending. The acquisition of First Western added an expanded array of residential mortgage products through its mortgage operations. Vail Banks also participates in many Small Business Administration ("SBA") programs. It has experienced significant growth in its SBA lending division since 1995, and in January 1999 the SBA designated WestStar as one of the top 25 SBA lenders in Colorado during 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition" in Item 6.

     DEPOSITS. Vail Banks offers a relatively broad range of depository products including checking, savings and money market accounts, and certificates of deposit. Deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to statutory limits. Within ranges set by policies determined on a centralized basis, retail office managers have local authority to determine the type, mix and pricing of the depository products offered to best compete in a retail office's particular marketplace. Additionally, because some of Vail Banks' markets are located in resort areas, deposits tend to peak during the ski season. However, increases in deposits in non-resort markets have reduced the overall impact of such seasonality.

     OTHER SERVICES. WestStar offers its customers the flexibility of monitoring their loan and deposit account activity and conducting some banking transactions 24 hours a day through personal computers from their home or business. Additionally, telephone access allows customers to receive current account balances, deposit status, checks paid, withdrawals made, loan status, loan amounts due and other specifics relating to services provided by WestStar. WestStar has 21 automated teller machines, 15 of which are located at retail offices and six of which are located at remote locations.

ADMINISTRATION OF WESTSTAR

         The retail offices operate through a customer driven organization. Market managers and retail office managers operate with significant customer service-oriented local autonomy, within criteria established by WestStar, to provide financial services, make lending decisions, sell products and present a favorable impression of WestStar to the community in order to attract new customers. Administrative functions that can be centralized have been placed in an operations center in Gypsum.

         At the operation center, Vail Banks provides administrative services, oversight and support to the retail offices, including data processing, accounting services, investments, credit policy formulation, loan administration, a customer service center, PC banking support and other customer service assistance.

         Management believes that by standardizing products, services and systems, and providing appropriate holding company support, retail office personnel can concentrate on customer service and community relations. Management also believes that continued centralization of services will benefit the individual retail offices by lowering expenses of administration and data processing services, streamlining credit administration and supervision, and facilitating compliance with the requirements of increasingly complex banking regulations. Ultimately, such standardization and centralization is intended to contribute to Vail Banks' acquisition strategy by improving the results of operations of acquired banks and retail offices. Vail Banks believes that autonomy at the retail office level allows its banking subsidiary to better serve customers in their respective communities, and thus enhances business opportunities and operations. This structure also has served in the past to ease the integration of banks acquired by Vail Banks because it allows Vail Banks to maintain customer familiarity (by maintaining existing management and retail office culture), while at the same time transitioning new retail offices to Vail Banks' policies and procedures.

TECHNOLOGY

     Vail Banks' use of advanced technology enables it to offer customers fast, efficient services and connects all of Vail Banks' financial service representatives with on-line access to information concerning all customer account data. Additionally, advanced hardware and software has been installed that allows images (or photographs) to be taken of all items (checks, deposit tickets and payments). Once processed, the images of checks and deposit tickets are simultaneously associated with the appropriate customer's account, where they are stored and retrieved to be printed with customer statements. The imaging system also will allow, via a data network, instant access at all retail offices to loan files, customer signature cards and other data that is available currently only at the originating retail office. Vail Banks believes that its technology platform is among the most advanced for banks of Vail Banks' size in Colorado and provides Vail Banks with the resources to continue to offer leading-edge services to customers. Vail Banks believes the integrity of client information is well protected by its data security system and its off-site disaster back-up storage facilities.

COMPETITION

     The banking business is highly competitive, and the profitability of Vail Banks depends principally upon Vail Banks' ability to compete in its markets. The financial services industry is currently highly fragmented, but consolidation in the industry continues to reduce the number of independent banks. Vail Banks competes with other commercial banks, savings institutions, credit unions, finance companies, brokerage and investment banking firms, insurance companies, asset-based lenders and certain other nonfinancial institutions, including retail stores that offer credit programs and governmental organizations which offer financing programs. Many competitors of Vail Banks have much greater financial resources, greater name recognition and more offices than Vail Banks. Some of these entities and institutions are not subject to the same regulatory restrictions as Vail Banks. Vail Banks believes it has been able to compete effectively with other financial institutions by emphasizing customer service, technology and local office decision-making, by establishing long-term customer relationships and building customer loyalty, and by providing products and services designed to address the specific needs of its customers.

     Congress has enacted legislation allowing full nationwide interstate banking and branching. Additionally, Colorado law permits interstate branching (the acquisition of a bank in Colorado by an out-of-state bank without the requirement of maintaining a Colorado banking charter). These laws may lead to increased competition from out-of-state banks in Vail Banks' markets. See "Supervision and Regulation" in this Item 1.

     Management believes that WestStar will continue to compete successfully in its communities. Vail Banks believes its competitive strengths include its reputation for developing and continuing banking relationships, responsiveness to customer needs and individualized customer service, and skilled, resourceful personnel. Management believes that large, institutional banks cannot or are unwilling to offer a high level of individualized customer service, and that Vail Banks' customers and potential customers choose to bank with Vail Banks to take advantage of this attention while also receiving products and services at competitive prices. The factors affecting competition include banking and financial services provided, customer service and responsiveness, customer convenience and office location. Vail Banks further believes that the community commitment and involvement of its personnel and its commitment to providing quality financial services are factors that should allow it to continue to maintain and improve its competitive position.

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

ASSOCIATES

     As of March 1, 2000 Vail Banks, WestStar and First Western employed approximately 227 persons, 224 on a full-time basis and 3 on a part-time basis. Neither Vail Banks nor WestStar is a party to any collective bargaining agreement, and Vail Banks believes that its employee relations are good.

                             SELECTED FINANCIAL DATA

        The selected historical data set forth below should be read in conjunction with "General," "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and notes thereto and other financial data contained elsewhere in this Annual Report on Form 10-KSB.

(Dollars in thousands, except for share data)

EARNINGS                                                     1999             1998            1997
                                                          ----------      ----------      ----------
Net interest income                                       $   24,214          13,574           9,508
Provision for loan losses                                        455              --             232
Non-interest income                                            3,970           2,388           1,273
Non-interest expense                                          19,832          13,048           9,787
Net income                                                     4,856           1,959             474
Cash earnings (1)                                              5,840           2,256             607
                                                          ----------      ----------      ----------
PER SHARE DATA

Basic earnings                                                  0.80            0.47            0.23
Basic cash earnings (1)                                   $     0.97            0.58            0.29
Diluted earnings                                                0.80            0.47            0.23
Diluted cash earnings (1)                                       0.96            0.58            0.29
Book value per common share at year end                         9.68            9.00            5.91
Tangible book value per common share at year end                5.69            5.20            4.07
Closing market price                                            9.88           12.19            N/A
                                                          ----------      ----------      ----------
AT YEAR END

Total assets                                              $  464,962         439,123         231,191
Earning assets                                               373,526         353,031         191,708
Loans                                                        336,735         269,191         154,913
Allowance for loan losses                                      2,739           2,590           1,364
Non-interest bearing deposits                                 86,991          91,510          56,929
Total deposits                                               372,742         377,572         206,215
Shareholders' equity                                          58,727          54,377          17,868
Shares outstanding                                         6,069,370       6,040,608       2,250,980
                                                          ----------      ----------      ----------
AVERAGE BALANCES

Total assets                                              $  443,014         261,604         162,028
Earning assets                                               359,552         218,687         140,837
Loans                                                        301,052         170,667         115,179
Non-interest bearing deposits                                 86,377          56,392          40,955
Total deposits                                               374,825         235,201         145,480
Shareholders' equity                                          56,318          22,301          12,783
Shares outstanding:
           Basic                                           6,040,618       2,691,987       2,100,423
           Diluted                                         6,091,635       3,361,560       2,153,653
                                                          ----------      ----------      ----------
PERFORMANCE

Return on assets                                                1.10%           0.75%           0.29%
Return on equity                                                8.62            8.78            3.71
Net interest margin (2),(3)                                     6.78            6.31            6.77
Efficiency ratio (1)                                              67              80              90
Loan to deposit ratio (at year end)                               90              71              75
                                                          ----------      ----------      ----------
ASSET QUALITY (at year end)

Net charge-offs to average loans                                0.10%           0.07%           0.03%
Allowance for loan losses to loans                              0.81            0.96            0.88
Allowance for loan losses to non-performing loans (4)         148.62          804.35         1002.94
Non-performing assets to loan-related assets (5),(6)            0.63            0.27            0.09
Risk assets to loan-related assets (6),(7)                      0.64            0.67            0.14
                                                          ----------      ----------      ----------
CAPITAL (at year end)

Equity to assets                                               12.63%          12.38%           7.73%
Tangible equity to assets                                       7.43            7.15            5.93
Leverage ratio                                                  8.14            7.69            7.33
Risk-based capital ratios:
                  Tier 1                                       10.76           11.42            8.26
                  Total                                        11.59           12.34           10.15
                                                          ----------      ----------      ----------

(1) Cash earnings and selected financial ratios are based on income that excludes amortization of intangible assets.

(2) Expenses associated with the mandatorily convertible debentures of $141 and $13 in 1998 and 1997, respectively, are not reflected in interest expense in calculating the margin as the debentures were converted to common stock in connection with the December 1998 Initial Public Offering.

(3)  Net interest margin is reported on a fully taxable equivalent basis.

(4) Non-performing loans consist of nonaccrual and restructured loans that are in noncompliance with their revised terms.

(5) Non-performing assets consist of non-performing loans and foreclosed properties.

(6)  Loan related assets consist of total loans and foreclosed properties.

(7) Risk assets consist of non-performing assets and loans 90 days or more past due but continuing to accrue interest.

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

  RISKS INVOLVED IN MERGER AND ACQUISITION STRATEGY

     Vail Banks believes that a portion of its growth will come from mergers with and acquisitions of banks and other financial institutions. Vail Banks merged with Telluride (the "Telluride merger") in December 1998. It merged with Independent (the "Independent merger") in July 1998. Mergers and acquisitions involve risk of (1) changes in results of operations, (2) unforeseen liabilities relating to the merged institutions, (3) asset quality problems of the merged entity and (4) other conditions not within the control of Vail Banks. Such other conditions include adverse personnel relations, loss of customers because of change of identity, deterioration in local economic conditions and other risks affecting the merged institutions.

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

     In addition, as a result of the growth from mergers, Vail Banks' management must successfully integrate the operations of merged institutions. Vail Banks must (1) consolidate data processing operations, (2) combine employee benefit plans, (3) integrate deposit and lending products, (4) develop unified marketing plans and (5) consolidate other related areas. Vail Banks will incur additional expenses to accomplish these goals. These expenditures could negatively impact Vail Banks' net income. Completion of these tasks could divert management's attention from other important issues. In addition, the process of merging and acquiring banks and other financial institutions could have a material adverse effect on the operation of their businesses. These effects could have an adverse impact on combined operations. Vail Banks may also incur additional unexpected costs in connection with the integration of merged and acquired banks, which could negatively impact Vail Banks' net income.

  NEED FOR ADDITIONAL FINANCING

     Vail Banks' ability to merge with and acquire financial institutions may depend on its ability to obtain additional debt or equity funding. Vail Banks cannot assure that it will be successful in consummating any future financing transactions. Factors which could affect Vail Banks' access to the capital markets, or the costs of such capital, include (1) changes in interest rates,
(2) general economic conditions and the perception in the capital markets of Vail Banks' business, (3) results of operations, (4) leverage, (5) financial condition and (6) business prospects. Each of these factors is to a large extent subject to economic, financial, competitive and other factors beyond Vail Banks' control. Borrowing restrictions contained in certain regulations which apply to Vail Banks and its subsidiary may also have an effect on Vail Banks' ability to obtain additional financing. Vail Banks' future credit facilities may significantly restrict its ability to incur additional indebtedness. Vail Banks' ability to repay any then outstanding indebtedness at maturity may depend on its ability to refinance such indebtedness. Its ability to refinance could be adversely affected if Vail Banks is not able to sell additional debt or equity securities on terms reasonably satisfactory to Vail Banks.

  LOCAL ECONOMIC CONDITIONS

     The success of Vail Banks depends to a great extent upon general economic conditions in the communities it serves. Vail Banks primarily operates on the Western Slope. Some parts of the Western Slope are largely dependent on seasonal tourism that particularly affects small-to-medium size businesses. These businesses are a significant portion of Vail Banks' customers. The seasonality of Vail Banks' business in those areas results in fluctuations in deposit and credit needs. Deposits tend to peak during the ski season. In addition, a decline in the economy of these areas could have a material adverse effect on Vail Banks' business. A decline could affect (1) the demand for new loans, (2) refinancing activity, (3) the ability of borrowers to repay outstanding loans and (4) the value of loan collateral. A decline could also adversely affect asset quality and net income. See "Business--General" in this Item 1.

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

  CERTAIN ANTI-TAKEOVER PROVISIONS

     Vail Banks' Articles of Incorporation and Bylaws contain certain provisions that may delay, discourage or prevent an attempted acquisition or change in control of Vail Banks. These provisions include (1) a Board of Directors classified into three classes of directors with the directors of each class having staggered, three-year terms and providing for the removal of directors only for cause, and (2) noncumulative voting for directors. Vail Banks' Articles of Incorporation authorize the Board of Directors of Vail Banks to issue shares of preferred stock of Vail Banks without shareholder approval. The preferred stock may be issued upon any terms that the Board of Directors may determine. The issuance of preferred stock may provide desirable flexibility in connection with possible mergers, acquisitions, financings and be used for other corporate purposes. However, the preferred stock makes it more difficult for a third party to acquire, or discourage a third party from acquiring, a controlling interest in Vail Banks.

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

     Financial institution regulation has been the subject of significant legislation in recent years. This regulation may be the subject of further significant legislation in the future. Vail Banks has no control over changes in regulation. Regulations substantially affect the business and financial results of all financial institutions and holding companies, including Vail Banks and WestStar. Vail Banks cannot predict the impact of changes in such regulations on Vail Banks' business and profitability. Changes in regulation could adversely affect Vail Banks' financial condition and results of operations. See "Supervision and Regulation" in this Item 1.

  COMPETITION

     The banking business is highly competitive. The profitability of Vail Banks depends principally upon its ability to compete in its market areas. Vail Banks competes with other commercial banks, savings institutions, credit unions, finance companies, brokerage and investment banking firms, insurance companies, asset-based lenders and certain other nonfinancial institutions, including retail stores which offer credit programs and governmental organizations that offer financing programs. Many competitors may have greater financial and other resources than Vail Banks. Vail Banks has been able to compete effectively with other financial institutions by (1) emphasizing customer service, technology and local office decision-making, (2) establishing long-term customer relationships and building customer loyalty, and (3) providing products and services designed to address the specific needs of its customers. Vail Banks may not be able to continue to compete effectively in the future. Further, changes in government regulation of banking, particularly recent legislation which removes restrictions on interstate banking and permits interstate branching, are likely to increase competition by out-of-state banking organizations or by other financial institutions in Vail Banks' market areas. See "Business--Competition" in this Item 1.

  CONTROL BY MANAGEMENT

     The directors and executive officers of Vail Banks beneficially own approximately 35% of the outstanding Common Stock. Furthermore, E. B. Chester, Jr., Chairman of Vail Banks, beneficially owns approximately 20% of the outstanding Common Stock. Accordingly, these persons will have substantial influence over the business, policies and affairs of Vail Banks, including the ability to potentially control the election of directors and other matters requiring shareholder approval by simple majority vote.

  INTEREST RATE RISK

     Vail Banks' earnings depend to a great extent on its net interest income. Net interest income is the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings. The net interest margin is highly sensitive to many factors that are beyond Vail Banks' control. These factors include general economic conditions and the policies of various governmental and regulatory authorities. Changes in the discount rate or targeted federal funds rate by the Federal Reserve usually lead to general changes in interest rates. These interest rate shifts affect Vail Banks' interest income, interest expense and investment portfolio. Also, governmental policies, such as the creation of a tax deduction for individual retirement accounts, can increase savings and affect the cost of funds. From time to time, the interest rate structures of earning assets and liabilities may not be balanced, and a rapid increase or decrease in interest rates could have an adverse effect on the net interest margin and results of operations of Vail Banks. Vail Banks cannot predict the nature, timing and effect of any future changes in federal monetary and fiscal policies.

  YEAR 2000 COMPLIANCE

         Vail Banks did not experience any material disruptions in its or its subsidiary's operations or activities as a result of the so-called "Year 2000" problem. In addition, Vail Banks or its subsidiary did not incur material expenses in correcting perceived or suspected Year 2000 problems. Furthermore, Vail Banks is not aware that any of its suppliers or customers have experienced any material disruptions in their operations or activities due to Year 2000 problems. Vail Banks does not expect to encounter any such problems in the foreseeable future, although it continues to monitor its computer operations for signs or indications of such problems.

         It is possible, however, that Year 2000 problems could still disrupt Vail Banks' or its subsidiary's operations and the systems of other companies upon which their systems rely. If Vail Banks' or its subsidiary's systems or the systems of their customers, product vendors, utility vendors, and suppliers experience unforeseen Year 2000 problems in the future, such problems may negatively impact Vail Banks' systems, operations and financial performance.

SUPERVISION AND REGULATION

         The following discussion of statutes and regulations affecting bank holding companies and banks is a summary thereof and is qualified in its entirety by reference to such statutes and regulations.

         GENERAL. Vail Banks is a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "Act"). Vail Banks is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve.

         The Act requires every bank holding company to obtain the Federal Reserve's prior approval before (1) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (2) it or any of its non-bank subsidiaries may acquire all or substantially all of the assets of a bank; and (3) it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities listed in the Act or found by the Federal Reserve, by order or regulation, to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking include:

         o        making or servicing loans and certain types of leases;

         o        performing certain data processing services;

         o        acting as fiduciary or investment or financial advisor;

         o        providing brokerage services;

         o        underwriting bank eligible securities;

         o underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and

         o making investments in corporations or projects designed primarily to promote community welfare.

         Although, the activities of bank holding companies have traditionally been limited to the business of banking and activities closely related or incidental to banking, as discussed above, on November 12, 1999 the Gramm-Leach-Bliley Act was signed into law which will, effective March 11, 2000, relax the previous limitations and permit bank holding companies to engage in a broader range of financial activities. Specifically, bank holding companies may elect to become financial holding companies which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Among the activities that will be deemed "financial in nature" include:

         o lending, exchanging, transferring, investing for others or safeguarding money or securities;

         o insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker with respect thereto;

         o providing financial, investment, or economic advisory services, including advising an investment company;

         o issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and

         o        underwriting, dealing in or making a market in securities.

         A bank holding company may become a financial holding company under the new statute only if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. A bank holding company that falls out of compliance with such requirement may be required to cease engaging in certain activities. Any bank holding company which does not elect to become a financial holding company remains subject to the current restrictions of the Bank Holding Company Act.

         Under the new legislation, the Federal Reserve Board serves as the primary "umbrella" regulator of financial holding companies with supervisory authority over each parent company and limited authority over its subsidiaries. The primary regulator of each subsidiary of a financial holding company will depend on the type of activity conducted by the subsidiary. For example, broker-dealer subsidiaries will be regulated largely by securities regulators and insurance subsidiaries will be regulated largely by insurance authorities.

         Implementing regulations under the Gramm-Leach-Bliley Act have not yet been promulgated and Vail Banks cannot predict the full impact of the new legislation and has not yet determined whether it will ever elect to become a financial holding company.

         Vail Banks must also register with the CDB and file periodic information with the CDB. As part of such registration, the CDB requires information with respect to, among other matters, the financial condition, operations, management and intercompany relationships of Vail Banks and its subsidiary. The CDB may also require such other information as is necessary to ascertain whether the provisions of Colorado law and the regulations and orders issued thereunder by the CDB have been complied with, and the CDB may examine Vail Banks and its subsidiary.

         Vail Banks is an "affiliate" of its banking subsidiary under the Federal Reserve Act, which imposes certain restrictions on (1) loans by WestStar to Vail Banks, (2) investments in the stock or securities of Vail Banks by its banking subsidiary, (3) its banking subsidiary's taking the stock or securities of an "affiliate" as collateral for loans by it to a borrower and (4) the purchase of assets from Vail Banks by its banking subsidiary. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

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

         PAYMENT OF DIVIDENDS. Vail Banks is a legal entity separate and distinct from its banking subsidiary. Most of the revenues of Vail Banks result from dividends paid to it by its banking subsidiary. There are statutory and regulatory requirements applicable to the payment of dividends by Vail Bank's banking subsidiary, as well as by Vail Banks to its shareholders.

         WestStar is a state chartered bank regulated by the CDB and the Federal Reserve. Under the regulations of the CDB and the Federal Reserve, approval of the regulators will be required if the total of all dividends declared by such state bank in any calendar year shall exceed the total of its net profits of that year combined with its retained net profits of the preceding two years, less any required transfers to a fund for the retirement of any preferred stock.

     The payment of dividends by Vail Banks and WestStar may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of a bank's total capital in relation to its assets. Capital adequacy considerations could further limit the availability of dividends. At December 31, 1999, net assets available from WestStar to pay dividends without prior approval from regulatory authorities totaled $5.6 million.

     MONETARY POLICY. The results of operations of WestStar are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of Vail Banks' banking subsidiary.

     CAPITAL ADEQUACY. The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. To be considered "adequately capitalized," banks and bank holding companies are required to have (i) a minimum level of total capital (as defined) to risk-weighted assets of 8%; (ii) a minimum Tier 1 capital (as defined) to risk-weighted assets of 4%; and (iii) a minimum shareholders' equity to risk-weighted assets of 4%. In addition, the Federal Reserve and the FDIC have established a minimum 3% leverage ratio (Tier 1 capital to average assets) for the most highly-rated banks and bank holding companies. "Tier 1 capital" generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the FDIC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than 3% if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The FDIC and the Federal Reserve have amended, effective January 1, 1997, the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain greater capital for the risk.

     In addition, Section 38 of the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "1991 Act"). The "prompt corrective action" provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches 2%. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser capital ratios.

         The FDIC and the Federal Reserve have adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios
(i) a "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage ratio of at least 5%; (ii) an "adequately capitalized" institution has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a leverage ratio of at least 4%; (iii) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier 1 capital risk-based ratio of under 4% or a leverage ratio of under 4%; (iv) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier 1 risk-based ratio of under 3% or a leverage ratio of under 3%; and (v) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The Federal Reserve regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital.

         Under the Federal Reserve's regulations, Vail Banks exceeded "well capitalized" minimum requirements at December 31, 1999, with Tier 1 and total risk-based capital ratios of 10.8% and 11.6%, respectively, and a leverage ratio of 8.1%.

         RECENT DEVELOPMENTS.

         On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act, a very significant piece of legislation intended to modernize the financial services industry. The bill repeals the anti-affiliation provisions of the 1933 Glass-Steagall Act to allow for the merger of banking and securities organizations and permits banking organizations to engage in insurance activities including insurance underwriting. The bill also allows bank holding companies to engage in financial activities that are "financial in nature or complementary to a financial activity." The act lists the expanded areas that are financial in nature and includes insurance and securities underwriting and merchant banking among others. The bill also:

         o prohibits non-financial entities from acquiring or establishing a thrift while grandfathering existing thrifts owned by non-financial entities.

         o establishes state regulators as the appropriate functional regulators for insurance activities but provides that state regulators cannot "prevent or significantly interfere" with affiliations between banks and insurance firms.

         o contains provisions designed to protect consumer privacy. The bill requires financial institutions to disclose their policy for collecting and protecting confidential information and allows consumers to "opt out" of information sharing except with unaffiliated third parties who market the institutions' own products and services or pursuant to joint agreements between two or more financial institutions.

         o provides for functional regulation of a bank's securities activities by the Securities and Exchange Commission.

         Various portions of the bill have different effective dates, ranging from immediately to more than a year for implementation.




EXECUTIVE OFFICERS OF VAIL BANKS

        Certain information regarding the executive officers of the Company is set forth in the following table and paragraphs.

          NAME                          AGE            POSITION
          ----                          ---            --------
          E.B. Chester, Jr.             57             Chairman of the Board
          Lisa M. Dillon                46             President and Chief Executive Officer

         Mr. Chester, who formed Vail Banks through a series of acquisitions, has served as Chairman of the Board of Directors of Vail Banks since 1993 and the Chairman of the Board of Directors of WestStar since 1989. Mr. Chester is also currently Manager of King Creek Ranch LLC, a ranching business. From 1986 to 1997, Mr. Chester served as the Chief Executive Officer of First Carolina Cable TV, LP, a cable television company, and from 1987 to 1997 served as the Chief Executive Officer of the corporate general partner of Outdoor East, LP, an outdoor advertising firm.

         Ms. Dillon has served as the President and Chief Executive Officer and director of Vail Banks since 1993. Ms. Dillon, who started her career with WestStar in 1979, also has served as President of WestStar from 1989 to 1999 and Chief Executive Officer of WestStar since 1989.

ITEM 2. DESCRIPTION OF PROPERTIES.

         As of March 1, 2000, Vail Banks had 26 offices, 15 of which are leased and 11 of which are owned. The properties range in size from 1,400 square feet to 34,000 square feet. None of the properties owned by Vail Banks secures the outstanding balance of the purchase prices for the properties. The aggregate annual lease payments for properties in 1999 were $590,000. Leases for the facilities expire at various periods between 2000 and 2011. Vail Banks considers its properties adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS.

     Vail Banks and its banking subsidiary periodically are parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans and other issues incident to their business. Management does not believe that there is any pending or threatened proceeding against Vail Banks or its banking subsidiary which, if determined adversely, would have a material effect on the business, results of operations, or financial position of Vail Banks or its banking subsidiary.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to security holders during the fourth quarter of the 1999 fiscal year.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKETS FOR CAPITAL STOCK

         Vail Banks' Common Stock began trading on The Nasdaq Stock Market under the symbol "VAIL" on December 10, 1998. Prior to that time, there was no formal trading market for the Common Stock. The following table sets forth for the periods indicated the high and low sales prices of the Common Stock on The Nasdaq Stock Market.

                                                                            HIGH         LOW
                                                                            ----         ---
1998
         Fourth Quarter (from December 10, 1998).........................   $14.00      $12.00
1999
         First Quarter...................................................   $12.88      $12.06
         Second Quarter..................................................    12.13        9.50
         Third Quarter...................................................    12.25        8.88
         Fourth Quarter..................................................    10.88        8.75

HOLDERS

         As of March 1, 2000, there were 145 holders of record of the Common Stock. Investors who beneficially own Common Stock that is held in street name by brokerage firms or similar holders are not included in this number. Vail Banks believes that there are approximately 2,436 beneficial holders of the Common Stock.

DIVIDENDS

     Holders of Common Stock will be entitled to receive dividends when, as and if declared by Vail Banks' Board of Directors out of funds legally available therefor. Vail Banks has not paid cash dividends on its Common Stock since 1996. The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of the Board of Directors. It will depend on conditions then existing, including Vail Banks' profitability, financial condition, capital requirements, future growth plans and other relevant factors. The principal source of Vail Banks' income is dividends from its banking subsidiary. The payment of dividends by WestStar is subject to certain restrictions imposed by the federal and state banking laws and regulations. See "Supervision and Regulation" in Item 1.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

INTRODUCTION

       The following discussion and analysis presents management's review of the operating results and financial condition of Vail Banks, Inc. ("Vail Banks"). It provides information that is not otherwise apparent from the Consolidated Financial Statements and related footnotes and is intended to assist readers in evaluating Vail Banks' performance. The following analysis should be read in conjunction with the Consolidated Financial Statements and accompanying notes as well as the selected financial information presented in other sections of the report.

CORPORATE PROFILE

       Vail Banks is a bank holding company headquartered in Vail, Colorado with assets of $465.0 million at December 31, 1999. Vail Banks' wholly owned subsidiary, WestStar Bank ("WestStar"), is a Colorado state bank with 25 retail offices located primarily in the western slope region of Colorado.

MERGERS

         Mergers and acquisitions continue to be part of Vail Banks' overall growth strategy, providing over half of Vail Banks' growth since 1996. All mergers listed below have been accounted for under the purchase method of accounting, and accordingly, the purchase price of each transaction has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of the merger. The Consolidated Financial Statements include the operations of each of the acquired entities since the dates of the respective transactions. The excess of purchase price over net assets has been recorded as goodwill, which is amortized over 25 years. Although the amortization of goodwill does not result in a cash expense, it has a substantial effect on reported earnings. See "Cash Operating Results" below for further discussion on the effects of goodwill amortization on reported earnings.

         Telluride Bancorp, Ltd. ("Telluride"). On December 15, 1998, Vail Banks consummated the Telluride merger by paying cash of $13.3 million and issuing 908,913 shares of Vail Banks Common Stock. As of the merger date, Telluride had assets of $132.9 million, net loans of $80.6 million, deposits of $119.9 million and equity capital of $10.8 million. The Telluride merger had only minimal effect on income and average balances for the year 1998, as the transaction closed with only 16 days remaining in the year. The effect on results of operations for the first eleven months of 1998, had the purchase transaction occurred at the beginning of the year, would have been material.

         Independent Bankshares, Inc. ("Independent"). On July 31, 1998, Vail Banks consummated the Independent merger by paying cash of $3.8 million and issuing 318,770 shares of Vail Banks Common Stock. As of the merger date, Independent had assets of $30.3 million, net loans of $17.0 million, deposits of $27.4 million and equity capital of $2.6 million. The effect on results of operations for the first seven months of 1998, had the purchase transaction occurred at the beginning of the year, would have been material.

         Cedaredge Financial Services, Inc. ("Cedaredge"). On December 1, 1997, Vail Banks consummated the Cedaredge merger by paying cash of $3.3 million, and assuming certain obligations of $458,000 and the Series I and Series II Convertible Notes (the "Mandatorily Convertible Debentures") totaling $1.6 million. As of the date of the merger, Cedaredge had assets of $45.5 million, net loans of $33.9 million, deposits of $42.0 million and equity capital of $3.0 million. The Mandatorily Convertible Debentures were converted to Vail Banks Common Stock subsequent to Vail Banks' initial public offering in December 1998 (the "Offering"). The effect on results of operations for the first eleven months of 1997, had the purchase transaction occurred at the beginning of the year, would have been material.

         Other Transactions. On May 21, 1999, Vail Banks acquired $36.8 million of deposits and the real estate of the Glenwood Springs, Colorado branch of World Savings of Oakland, California ("World Savings"). World Savings retained the mortgage loans it owned in Glenwood Springs. The acquisition makes WestStar one of the largest depository institutions in the Glenwood Springs market. Additionally, on November 8, 1999, WestStar entered into an agreement to acquire First Western Services, Inc. ("First Western"), for consideration that included cash, Vail Banks Common Stock, and installment notes. The acquisition closed on January 1, 2000, adding mortgage brokerage to WestStar's lending services. See
Item 1. "Business-- Recent Mergers" for further information on these transactions and the mergers described above.

FINANCIAL OVERVIEW

       Net income for 1999 increased $2.9 million, or 147.9%, to $4.9 million from $2.0 million in 1998. This increase is largely the result of the Telluride and Independent mergers, as discussed above, quality loan growth, and improvements in operating efficiency, coupled with a strong net interest margin. Net income for 1998 increased $1.5 million, or 313.3%, from $474,000 in 1997.

       The return on average assets was 1.10% for the year ended December 31, 1999 compared to 0.75% for year ended December 31, 1998. The return on average assets was 0.29% for the year ended December 31, 1997.

       The return on average equity was 8.62% for the year ended December 31, 1999 compared to 8.78% for the year ended December 31, 1998. The return on average equity was 3.71% for the year ended December 31, 1997.

       Year-end assets increased by $25.8 million, or 5.9%, to $465.0 million in 1999. This growth was a result of internally generated loan growth, spurred by a strong local economy, and the May 1999 World Savings acquisition. In 1998, assets grew by 89.9%, to $439.1 million from $231.2 million in 1997. Growth in 1998 was primarily achieved through the acquisitions of Independent and Telluride, as discussed above, and, to a lesser extent, through internal growth.

       The increase in net interest income on a fully taxable equivalent basis ("FTE") of 76.7% to $24.4 million in 1999 from $13.8 million in 1998 was primarily from the growth in average loans. Average loans rose to $301.1 million in 1999 from $170.7 million in 1998, an increase of 76.4%. Similarly, average earning assets were $359.6 million in 1999, up 64.4% from $218.7 million in 1998. The full-year impact of the loans obtained in the 1998 Telluride and Independent mergers significantly contributed to higher average loan and earning asset balances in 1999. The 48.2% increase in average loans in 1998, including the impact of the $33.9 million in loans obtained from the Cedaredge acquisition, was the most significant factor for the increase in that year's FTE net interest income.

       Vail Banks is utilizing its tax loss carryforward position, obtained from a merger in 1993, by taking funds that would normally have been used to pay taxes and using those funds to expand its banking business and facilities. Under GAAP requirements, however, net income must be reported net of an equivalent expense that would have been paid for taxation. Therefore, both the expenses associated with these investments and the "equivalent taxation" amount reduce net income. These investments, such as de novo retail offices, advanced real-time information technology networks, and item imaging systems, have increased expenses and put downward pressure on returns on assets and equity in the current and immediate historical periods. Vail Banks believes such investments will yield significant returns in future periods.

CASH OPERATING RESULTS

         As a result of the acquisitions of Telluride, Independent, Cedaredge, World Savings and an acquisition occurring in 1995, Vail Banks had goodwill of $24.2 million and $23.0 million at December 31, 1999 and 1998, respectively. Since the amortization of goodwill does not result in a cash expense, Vail Banks believes that supplemental reporting of its operating results on a "cash" (or "tangible") basis (which excludes the after-tax effect of amortization of goodwill and the related asset balance) represents a relevant measure of financial performance. The supplemental cash basis data presented herein does not exclude the effect of other non-cash operating expenses such as depreciation, provision for loan losses, or deferred income taxes associated with the results of operations.

         Cash earnings rose 158.9% to $5.8 million in 1999 from $2.3 million in 1998. Diluted cash earnings per share in 1999 were up 65.5% to $0.96, from $0.58 in 1998. In 1997, cash earnings were $607,000 while diluted cash earnings per share were $0.29.

         Based on cash earnings, return on average tangible assets was 1.39% in 1999, compared with 0.88% in 1998, and return on average tangible common equity was 17.89% in 1999, compared with 13.72% in 1998.

RESULTS OF OPERATIONS

         Net Interest Income. Net interest income continues to be Vail Banks' principal source of income, representing the difference between interest and fees earned on loans and investments, and interest paid on interest bearing liabilities. In this discussion, FTE net interest income is presented whereby tax exempt income, such as interest on securities of state and municipalities, has been increased to an amount that would have been earned had such income been taxable. This adjustment places taxable and nontaxable income on a common basis and permits comparisons of rates and yields. Additionally, expenses associated with the Mandatorily Convertible Debentures are not reflected in interest expense as the debentures were converted to common shares in connection with the Offering.

         In 1999, FTE net interest income rose $10.6 million, or 76.7%, to $24.4 million from $13.8 million in 1998, largely the result of growth in average earning assets, which increased $140.9 million, or 64.4%, to $359.6 million in 1999 from $218.7 million in 1998. FTE net interest income and average earning assets in 1997 were $9.5 million and $140.8 million, respectively.

         The following table sets forth the average balances, net interest income and expense and average yields and rates for Vail Banks' earnings assets and interest bearing liabilities for the periods indicated on a taxable equivalent basis.

NET INTEREST INCOME ANALYSIS

                                                      1999                          1998                        1997
                                          --------------------------     --------------------------   -------------------------
(in thousands on a fully taxable          Average               Avg.     Average               Avg.   Average             Avg.
equivalent basis)                         Balance   Interest    Rate     Balance  Interest     Rate   Balance  Interest   Rate
--------------------------------         --------   --------   -----     -------  --------    -----   -------  --------   -----
ASSETS

Federal funds sold and other
   short-term investments                $ 18,262        854    4.68%     27,779     1,459     5.25%     9,396      496    5.28%
Investment securities:
   Taxable                                 32,719      1,848    5.65      16,845       981     5.82     15,780      934    5.92
   Tax exempt (1)                           7,519        462    6.14       3,396       236     6.95        482       33    6.85
Loans (2)                                 301,052     32,076   10.65     170,667    18,787    11.01    115,179   12,570   10.91
                                         --------   --------   -----     -------    ------    -----    -------   ------   -----

   TOTAL EARNING ASSETS                   359,552     35,240    9.80     218,687    21,463     9.81    140,837   14,033    9.96
Non-earning assets                         83,462                         42,917                        21,191
                                         --------                        -------                       -------

   TOTAL ASSETS                          $443,014                        261,604                       162,028
                                         ========                        =======                       =======

LIABILITIES

Interest bearing deposits:
   Interest being transaction accounts   $202,887      6,219    3.07%    122,052     4,298     3.52%    81,750    2,971    3.63%
   Certificates of deposit                 85,561      4,159    4.86      56,757     3,228     5.69     22,775    1,280    5.62
                                         --------   --------   -----     -------    ------    -----    -------   ------   -----

   TOTAL INTEREST BEING DEPOSITS          288,448     10,378    3.60     178,809     7,526     4.21    104,525    4,251    4.07

Short-term borrowings                       8,033        476    5.93         734        31     4.22      2,057      127    6.17
Notes payable                                 170         14    8.24       1,105       111    10.05      1,275      123    9.65
                                         --------   --------   -----     -------    ------    -----    -------   ------   -----

   TOTAL INTEREST BEARING
   LIABILITIES (3)                        296,651     10,868    3.66     180,648     7,668     4.24    107,857    4,501    4.17

Non-interest bearing demand deposits       86,377                         56,392                        40,955
Other liabilities                           3,668                          2,263                           433
                                         --------                        -------                       -------

   TOTAL LIABILITIES                      386,696                        239,303                       149,245

SHAREHOLDERS' EQUITY (3)                   56,318                         22,301                        12,783
                                         --------                        -------                       -------

   TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                  $443,014                        261,604                       162,028
                                         ========                        =======                       =======

TOTAL DEPOSITS                           $374,825     10,378    2.77%    235,201     7,526     3.20%   145,480    4,251    2.92%
                                         ========   ========   =====     =======    ======    =====    =======   ======   =====

RECAP: (4)

Interest income                                     $ 35,240    9.80%               21,463     9.82%             14,033    9.97%
Interest expense (3)                                  10,868    3.02                 7,668     3.51               4,501    3.20
                                                    --------   -----                ------    -----              ------   -----
   NET INTEREST INCOME/MARGIN                       $ 24,372    6.78%               13,795     6.31%              9,532    6.77%
                                                    ========   =====                ======    =====              ======   =====

(1) Tax exempt securities have been adjusted to a fully taxable equivalent basis using a marginal tax rate of 34%.

(2) Loans are presented net of unearned income and include nonaccrual loans.

(3) Mandatorily convertible debentures are included in the "Shareholders' equity" account, and expenses associated with the debentures are not reflected in interest expense in this table as they were converted in connection with the Initial Public Offering in December 1998.

(4)  Average rates have been computed by dividing by total earning assets.

       The amount of net interest income is affected by changes in the volume and mix of earning assets and interest bearing liabilities, and the interest rates on these assets and liabilities. An analysis of how changes in volumes and rates affected net interest income for the years ended December 31, 1999 and 1998 is presented below.

ANALYSIS OF CHANGES IN NET INTEREST INCOME*


                                                         1999 over 1998                            1998 over 1997
(in thousands)                                VOLUME          RATE         TOTAL         Volume          Rate         Total
                                             --------        ------        ------        ------          ----         -----
Interest Income:

   Federal funds sold and other
      short-term investments                 $   (500)         (105)         (605)          970            (7)          963
   Investment securities
      Taxable                                     924           (57)          867            63           (16)           47
      Tax exempt                                  287           (61)          226           200             3           203
   Loans                                       14,353        (1,064)       13,289         6,056           161         6,217
                                             --------        ------        ------         -----          ----         -----
        Total interest income                  15,064        (1,287)       13,777         7,289           141         7,430
                                             --------        ------        ------         -----          ----         -----

Interest Expense:

   Interest bearing transaction accounts        2,847          (926)        1,921         1,465          (138)        1,327
   Certificates of deposit                      1,638          (707)          931         1,910            38         1,948
   Short-term borrowings                          308           137           445           (82)          (14)          (96)
   Notes payable                                  (94)           (3)          (97)          (16)            4           (12)
                                             --------        ------        ------         -----          ----         -----
        Total interest expense                  4,699        (1,499)        3,200         3,277          (110)        3,167
                                             --------        ------        ------         -----          ----         -----
Change in net interest income                $ 10,365           212        10,577         4,012           251         4,263
                                             ========        ======        ======         =====          ====         =====

*Fully taxable equivalent.

Notes: The change in interest that cannot be attributed to only a change in rate or a change in volume, but instead represents a combination of the two factors, has been allocated to the rate variance. Expenses associated with convertible debentures are not included in interest expense.

         The growth in average earning assets in 1999 and 1998 was largely attributable to higher average loans outstanding. Average loans were $301.1 million in 1999, up 76.4% from $170.7 million in 1998 and 161.4% greater than $115.2 million in 1997. The full-year impact of the loans obtained in the December 1998 Telluride merger and the July 1998 Independent merger significantly contributed to higher average loan balances in 1999 compared with 1998. Additionally, growth generated internally also contributed to higher loan levels, with total loans increasing by $67.5 million, or 25.1%, to $336.7 million at year-end 1999 from $269.2 million in 1998.

         Improvement in 1999's net interest income resulting from loan growth contributed significantly to the increase in net interest margin, or taxable-equivalent net interest income expressed as a percentage of average earning assets. Vail Banks' net interest margin in 1999 was 6.78%, compared with 6.31% in 1998 and 6.77% in 1997, remaining well above industry averages. Net interest margin is influenced by the level and relative mix of earning assets, interest bearing liabilities and non-interest bearing liabilities.

         Interest income increased to $35.2 million in 1999 from $21.5 million in 1998 almost entirely as a result of the increase in loans as discussed above. Commercial and Industrial loans increased by $34.7 million, while Real Estate--Construction loans increased by $25.3 million, combining for 88.9% of the increase. Somewhat offsetting the positive effect of the increased loan volume, however, was a decrease in the average yield on the loan portfolio, which is consistent with the overall decrease in the average prime rate in 1999 to 8.00% from 8.35% in 1998.

         Interest expense increased to $10.9 million in 1999 from $7.7 million in 1998. The full-year impact of the interest bearing liabilities obtained in the December 1998 Telluride merger and the July 1998 Independent merger significantly contributed to higher average interest bearing deposit balances in 1999 compared with 1998. Interest bearing deposits acquired in the Telluride acquisition were approximately $91.6 million, significantly contributing to the $109.6 million increase in average interest bearing deposits experienced in 1999. The decrease in the cost of interest bearing liabilities to 3.66% in 1999 from 4.24% in 1998 was largely due to management's efforts to reduce high cost certificates of deposit, specifically those from public entities. Similarly, the $3.2 million increase in interest expense in 1998 resulted primarily from the increases in interest bearing deposits obtained in the Cedaredge merger. The cost of interest bearing deposits increased to 4.21% for 1998, from 4.07% in 1997.

         Provision for Loan Losses. The amount of the provision for loan losses is based on continual evaluations of the loan portfolio, with particular attention directed toward non-performing, delinquent, and other potential problem loans. During these evaluations, consideration is also given to such factors as management's evaluation of specific loans, the level and composition of delinquent and non-performing loans, historical loan loss experience, results of examinations by regulatory agencies, external and internal asset review processes, the market value of collateral, the strength and availability of guarantees, concentrations of credit and other judgmental factors.

         The provision for loan losses was $455,000 in 1999. In comparison, Vail Banks recorded no provision for loan losses in 1998 and $232,000 in 1997. Net charge-offs during 1999 equaled $306,000, resulting in a net increase in the allowance for loan losses of $149,000 compared to a net decrease of $120,000, excluding the effects of acquisitions, in 1998. At December 31, 1999, the allowance to total loans was .81% and 149% of non-performing loans.

         Non-Interest Income. The following table sets forth Vail Banks' non-interest income for the periods indicated.

NON-INTEREST INCOME


(in thousands)                           1999        1998       1997
                                        ------      -----      -----
Service charges on deposit accounts     $  912        489        335
NSF and return check charges             1,502        915        581
Other fee income                           738        420        220
Rental income                              565        489         12
Other                                      253         75        125
                                        ------      -----      -----
        Total non-interest income       $3,970      2,388      1,273
                                        ======      =====      =====

         Non-interest income rose $1.6 million, or 66.2%, to $4.0 million in 1999 from $2.4 million in 1998. Growth in service charges and other fees on deposit accounts obtained in the Telluride and Independent acquisitions contributed substantially to the increase. Approximately 56% of the increase in non-interest income in 1999 was attributable to the former Telluride locations.

         During 1998, total non-interest income increased $1.1 million, or 87.6%, to $2.4 million from $1.3 million for the comparable period in 1997 due to increases in service charges and fees on deposit accounts in approximate proportion to growth in those deposit levels achieved through both internal growth and the Cedaredge acquisition. Also contributing to the increase was rental income from third parties associated with the acquisition of Vail Banks' main Vail location and a 54% interest in its Avon retail office building.

       Non-Interest Expense. The following table sets forth Vail Banks' non-interest expense for the periods indicated.

NON-INTEREST EXPENSE


(in thousands)                           1999        1998         1997
                                       -------      ------       -----
Salaries and employee benefits         $ 9,929       6,954       5,086
Occupancy                                2,174       1,626       1,325
Furniture and equipment                  1,696       1,151         852
Amortization of intangible assets          984         297         133
Service fees                               894         660         366
Professional fees                          773         293         238
Telephone and data communications          708         359         209
Supplies and printing                      463         425         342
Marketing and promotions                   317         204         399
Postage and freight                        312         195         137
Other                                    1,582         884         700
                                       -------      ------       -----
        Total non-interest expense     $19,832      13,048       9,787
                                       =======      ======       =====

       In 1999 non-interest expense was $19.8 million, an increase of $6.8 million, or 52.0%, from $13.0 million in 1998, which had increased from $9.8 million in 1997. The increase in non-interest expense during 1999 was primarily due to the incremental increase in expenses associated with the Telluride merger and, to a lesser extent, the Independent merger, including the amortization of intangible assets associated with those purchase accounting transactions. The increase in 1998 was largely the result of the addition of eight retail offices; one through expansion, four from the Cedaredge merger, and three from the Independent merger, which occurred mid-year 1998 and, thus, materially affected both 1999 and 1998 operating results.

       Salaries and employee benefits expense for 1999 were $9.9 million, an increase of $3.0 million from $6.9 million in 1998. Although this represents an increase of 42.8% in 1999, salaries and employee benefits as a percentage of average assets declined to 2.2% from 2.7% in 1998, which was primarily the result of efficiencies realized in the last half of 1999 largely due to the Telluride merger. Salaries and employee benefits increased by $1.9 million from $5.1 million in 1997. This increase was due to expansion through de novo branches and the Independent and Cedaredge mergers. The number of full-time equivalent associates at December 31, 1999, 1998, and 1997 were 227, 263, and 187, respectively.

       Expenses associated with fixed assets, including occupancy and furniture and equipment, rose $1.1 million and $600,000 in 1999 and 1998, respectively. Increases in 1999 were the result of aforementioned mergers and the opening of Vail Banks' new operations facility in Gypsum in March 1999. All of these capital outlays have resulted, or are expected to result, in operating synergies and cost savings. Similarly, increases is 1998 are attributable to expansion of operations due to the Independent and Cedaredge mergers, as well as the purchase of imaging equipment for check processing and distribution in June 1998.

       Other expenses associated with the recent mergers have also increased in both 1999 and 1998. Specifically, the amortization of intangibles increased 231.3% in 1999 to $984,000 from $297,000 in 1998, which had increased from $133,000 in 1997. Additionally, normal operating expenses have increased in categories such as telephone and communications, postage, courier, travel, training, insurance, and deposit insurance, largely resulting from expansion.

       The efficiency ratio represents non-interest expense (excluding the amortization of intangible assets) as a percentage of the sum of FTE net interest income and non-interest income; and is a measure of cost to generate a dollar of revenue. The efficiency ratio improved in 1999 to 67% from 80% in 1998 and also in 1998 from 90% in 1997. This steady improvement has been achieved through top line earnings growth and cost efficiencies realized from mergers.

         Income Taxes. For six years, Vail Banks has utilized a net operating loss ("NOL") carryforward obtained from a 1993 merger. Under GAAP requirements, net income includes an equivalent expense that would be paid for taxation. A federal taxation rate of approximately 34% is used for this purpose. The taxes saved by use of the NOL carryforward before 1999 have been recorded directly to additional paid-in capital, resulting in a reduction in reported earnings which is offset by an increase to additional paid-in capital. In 1999, the benefit of the NOL carryforward was realized through a reduction in taxable earnings offset by an adjustment to the deferred tax asset account.

         Income tax expense as a percentage of pre-tax income was 38.5% for 1999 compared with 32.8% and 37.8% in 1998 and 1997, respectively. Certain of the acquisition related charges recorded in all three years were not deductible for income tax purposes, affecting the effective tax rates. Factoring out this amortization for 1999, 1998, and 1997, the effective tax in each period would have been 34.2%, 29.7%, and 32.2%, respectively. The variation in effective tax rates during these periods was largely precipitated by the mergers closed since 1996. A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to pre-tax income is provided in note 10 of Notes to Consolidated Financial Statements.

FINANCIAL CONDITION

         Loan Portfolio Composition. The following table sets forth the composition of Vail Banks' loan portfolio by type of loan at the dates indicated. Management believes that the balance sheet information as of the dates indicated should be read in conjunction with the average balance information in the tables above under "Net Interest Income." Vail Banks has followed a policy to manage the loan portfolio composition to hedge risks in specific markets by diversifying the loan portfolio. However, Vail Banks does have a concentration of loans in the Commercial and Industrial and Real Estate--Construction categories. As a result of seasonal trends in the retail, service and real estate markets, balances of commercial loans may fluctuate significantly. The Independent merger initially increased the mix of loans in the Consumer category. This initial change in loan type mix, however, was only temporary as increased lending capacity was utilized across all markets and loan types. The Telluride merger shifted the mix back toward Commercial and Industrial and Real Estate- Construction. Therefore, the data below is not necessarily indicative of longer-term trends within a particular category.


LOANS OUTSTANDING AT DECEMBER 31,


                                   1999                  1998                 1997                 1996              1995
(dollars in thousands)        AMOUNT      %         Amount      %        Amount      %       Amount       %      Amount      %
                             --------    ---        -------    ---      -------     ---      -------     ---     ------     ---
Commercial and industrial    $165,373     49%       130,677     48%      77,801      50%      46,850      44%    33,995      43%
Real estate-construction       80,959     24         55,642     21       25,163      16       23,852      22     19,524      25
Real estate-mortgage           59,898     18         51,000     19       31,618      21       31,815      30     21,479      27
Consumer                       30,505      9         31,872     12       20,331      13        4,269       4      3,689       5
                             --------    ---        -------    ---      -------     ---      -------     ---     ------     ---
         Total               $336,735    100%       269,191    100%     154,913     100%     106,786     100%    78,687     100%
                             ========    ===        =======    ===      =======     ===      =======     ===     ======     ===

         At December 31, 1999, loans were $336.7 million, which was an increase of $67.5 million, or 25.1%, over $269.2 million at December 31, 1998. All categories of loans except for Consumer increased over this period, primarily due to internal loan growth precipitated by a healthy local economy and active and successful solicitation by banking officers. Loans increased in 1998 by $114.3 million, or 73.8%, over $154.9 million in

1997. This growth was the result of the Independent merger ($17.2 million in loans), the Telluride merger ($81.8 million in loans), as well as core business growth.

         Commercial and Industrial loans principally include loans to service, real estate and retail businesses and farmers. These loans are primarily secured by real estate and operating business assets and are made on the basis of the financial strength and repayment ability of the borrowers as well as the collateral securing the loans.

         Real Estate--Construction loans principally include short-term loans to fund the construction of buildings and residences and/or to purchase land for planned and near-term commercial or residential development. These loans are primarily non-revolving lines of credit and secured by real estate, typically well margined with a first security lien.

         Real Estate--Mortgage loans principally include short-term financing for existing one-to-four family residences. The majority of these loans have maturities of less than five years. These loans are secured by the subject real estate, typically well margined with a first lien position.

         Consumer loans to individuals principally include one-to-five year loans for consumer items, such as automobiles, snowmobiles, motor homes and other goods. These loans are typically secured, at minimum, by the value of the items being financed.

         Banking officers are assigned various levels of loan approval authority based upon their respective levels of experience and expertise. Loan relationships exceeding $1.0 million are evaluated and acted upon by the Directors' Loan Committee, which meets weekly, and are reported to the Board of Directors. Vail Banks' strategy for approving or disapproving loans is to follow a conservative loan policy and underwriting practices which include: (i) granting loans on a sound and collectible basis; (ii) investing funds for the benefit of shareholders and the protection of depositors; (iii) serving the needs of the community and Vail Banks' general market area while obtaining a balance between maximum yield and minimum risk; (iv) ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan; (v) developing and maintaining diversification in the loan portfolio as a whole and of the loans within each loan category; and (vi) ensuring that each loan is properly documented and, if appropriate, insurance coverage is adequate. Vail Banks' loan review and compliance personnel interact daily with commercial and consumer lenders to identify potential underwriting or technical exception variances. In addition, Vail Banks has placed increased emphasis on early identification of problem loans in an effort to aggressively seek resolution of the situations. Management believes that adherence to conservative loan policy guidelines has contributed to Vail Banks' below average level of loan losses compared to its industry peer group.

         Loan Maturities. The following table presents loans by maturity in each major category at December 31, 1999. Actual maturities may differ from the contractual repricing maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications.

LOAN MATURITIES AT DECEMBER 31, 1999

                               Within         1-5         Over 5
(in thousands)                 1 Year        Years         Years       Total
                              --------      -------       ------      -------
Commercial and industrial     $ 58,184       72,854       34,335      165,373
Real estate-construction        53,472       26,848          639       80,959
Real estate-mortgage            11,411       34,426       14,061       59,898
Consumer                         7,974       19,833        2,698       30,505
                              --------      -------       ------      -------
       Total                  $131,041      153,961       51,733      336,735
                              ========      =======       ======      =======

Of the loans with maturities over one year, $89.8 million had floating interest rates and the remainder had fixed interest rates.

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

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES


(dollars in thousands)                       1999         1998        1997        1996         1995
                                            ------       -----       -----       -----        -----
Allowance at beginning of the year          $2,590       1,364         823         620          361

Charge-offs
    Commercial and industrial                   86          23           6          83           31
    Real estate-construction                    --          --          --          --           --
    Real estate-mortgage                        50           2          --          --           --
    Consumer                                   245         143          52          39            7
                                            ------       -----       -----       -----        -----
       Total charge-offs                       381         168          58         122           38

Recoveries
    Commercial and industrial                   58          22          17         167           54
    Real estate-construction                    --          --          --          --           --
    Real estate-mortgage                        --          --          --          --           20
    Consumer                                    17          26           7           4            3
                                            ------       -----       -----       -----        -----
       Total recoveries                         75          48          24         171           77
                                            ------       -----       -----       -----        -----

    Net charge-offs (recoveries)               306         120          34         (49)         (39)

Provision for loan losses                      455          --         232         154           40
Allowance acquired through acquisitions         --       1,346         343          --          180
                                            ------       -----       -----       -----        -----

Allowance at the end of the year            $2,739       2,590       1,364         823          620
                                            ======       =====       =====       =====        =====

Net charge-offs (recoveries) to
    average loans                             0.10%       0.07%       0.03%      (0.05%)      (0.07%)
                                            ======       =====       =====       =====        =====
Provision for loan losses to
    average loans                             0.15        0.00        0.20        0.17         0.08
                                            ======       =====       =====       =====        =====
Allowance for loan losses to
    total loans at year-end                   0.81        0.96        0.88        0.77         0.79
                                            ======       =====       =====       =====        =====

         Net charge-offs during 1999 totaled $306,000, or 0.10% of average loans, compared to $120,000 or 0.07% of average loans in 1998. Net charge-offs during 1997 totaled $34,000, or 0.03% of average loans, compared to net recoveries of $49,000, or 0.05% of average loans in 1996.

         Vail Banks' lending personnel are responsible for ongoing reviews of the quality of the loan portfolio. Additionally, Vail Banks has engaged an external bank auditing firm to conduct loan reviews on a periodic basis. A list containing any potential problem loans is updated and reviewed by management and the Board of Directors monthly. These reviews assist in the identification of potential and probable losses, and also in the determination of an appropriate level of the allowance for loan losses. The allowance for loan losses is based primarily on management's estimates of possible loan losses from the foregoing processes and historical experience. These estimates involve ongoing judgments and may be adjusted over time depending on economic conditions, changing historical experience and changing mix of the loan portfolio between the different types of loans.

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

         In order to comply with certain regulatory requirements, management has prepared the following allocation of Vail Banks' allowance for loan losses among various categories of the loan portfolio for each of the years in the five-year period ended December 31, 1999. In management's opinion, such allocation has, at best, a limited utility. It is based on management's assessment as of a given point in time of the risk characteristics for each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component part change. Such allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. In addition, by presenting such allocation, management does not mean to imply that the allocation is exact or that the allowance has been precisely determined from such allocation.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                      Amount                        Loans by Type to Total Loans
(dollars in thousands)         1999     1998      1997     1996     1995       1999      1998      1997      1996      1995
                              ------   ------    ------   ------   ------     ------    ------    ------    ------    ------
Commercial and industrial     $  784      992       110       41       --         49%       48%       50%       44%       43%
Real estate-construction         513      411       334      675      351         24        21        16        22        25
Real estate-mortgage             642      584        55       68       84         18        19        21        30        27
Consumer                         380      292       141       32      154          9        12        13         4         5
Unallocated                      420      311       724        7       31
                              ------   ------    ------   ------   ------     ------    ------    ------    ------    ------
Total                         $2,739    2,590     1,364      823      620        100%      100%      100%      100%      100%
                              ======   ======    ======   ======   ======     ======    ======    ======    ======    ======

         Non-performing Assets. Non-performing assets consist of nonaccrual loans, restructured loans and foreclosed properties. When, in the opinion of management, a reasonable doubt exists as to the collectibility of interest, regardless of the delinquency status of the loan, the accrual of interest income is discontinued and interest accrued during the current year is reversed through a charge to current year's earnings. While the loan is on nonaccrual status, interest income is recognized only upon receipt and then only if, in the judgment of management, there is no reasonable doubt as to the collectibility of the principal balance. Loans 90 days or more delinquent generally are changed to nonaccrual status unless the loan is in the process of collection and management determines that full collection of principal and accrued interest is probable.

         Restructured loans are those for which concessions, including reduction of interest rate below a rate otherwise available to the borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur.

         The following table sets forth information concerning the non-performing and risk assets of Vail Banks as of the dates indicated.


ASSET QUALITY AT DECEMBER 31,


(dollars in thousands)                           1999         1998        1997         1996        1995
                                                ------       -----        ----         ----        ----
Nonaccrual loans                                $1,843         322         136           --         353
Restructured loans                                  --          --          --           --          --
                                                ------       -----        ----         ----        ----

       Total non-performing loans                1,843         322         136           --         353

Foreclosed properties                              287         412          --           --         128
                                                ------       -----        ----         ----        ----

       Total non-performing assets               2,130         734         136           --         481

Loans 90 days or more past due and accruing         11       1,061          78           65           3
                                                ------       -----        ----         ----        ----

       Total risk assets                        $2,141       1,795         214           65         484
                                                ======       =====        ====         ====        ====

Non-performing loans to total loans               0.55%       0.12%       0.09%        0.00%       0.45%
                                                ======       =====        ====         ====        ====
Non-performing assets to total loans
  plus foreclosed properties                      0.63        0.27        0.09         0.00        0.61
                                                ======       =====        ====         ====        ====

Non-performing assets to total assets             0.46        0.17        0.06         0.00        0.35
                                                ======       =====        ====         ====        ====
Risk assets to total loans plus
  foreclosed properties                           0.64        0.67        0.14         0.06        0.61
                                                ======       =====        ====         ====        ====

         Non-performing assets as a percentage of total loans plus foreclosed properties at December 31, 1999 was 0.63% compared to 0.27%, and 0.09%, at December 31, 1998, and 1997, respectively. The $1.8 million in nonaccrual loans at December 31, 1999, is comprised primarily of two loans, both of which were in Telluride's loan portfolio at the time of acquisition. Management believes Vail Banks is adequately collateralized to recover the majority of the balance of these nonaccrual loans. Vail Banks has reviewed and analyzed each of these loans and has implemented strategies to resolve the issues with the few loans that caused these measures to rise. Management generally obtains and maintains appraisals on real estate collateral. Management is not aware of any adverse trends relating to Vail Banks' loan portfolio.

         At December 31, 1999, there were no loans excluded from non-performing loans set forth above where known information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in such loans becoming non-performing.

         Investments. Vail Banks' investment policy is designed primarily to ensure liquidity and to meet pledging requirements and secondarily to provide acceptable investment income. Management's focus is on maintaining a high-quality investment portfolio oriented toward U.S. Treasury and U.S. Government agency securities. None of the securities in the investment portfolio is classified as "high-risk" as defined by the Federal Financial Institutions Examinations Council. The determination of the amount and maturity of securities purchased is a function of liquidity and income projections based on the existing, and expected, balance sheet and interest rate forecasts.

         Vail Banks accounts for investment securities according to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. At the date of purchase, Vail Banks is required to classify debt and equity securities into one of three categories: held to maturity, trading, or available for sale. Investments in debt securities are classified as held to maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the statements with unrealized gains and losses included in earnings. Since its inception, Vail Banks has not had any trading account activities. Investments not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of other comprehensive income until realized. The following tables set forth information regarding the investment composition of Vail Banks as of the dates indicated.

INVESTMENT SECURITIES AVAILABLE FOR SALE AT DECEMBER 31,

                                       1999                1998                1997
(dollars in thousands)            Amount     %        Amount     %        Amount     %
                                 -------    ---       ------    ---       ------    ---
U.S. Treasury                    $ 1,804      6%       8,491     26%       1,865     19%
Government agencies               13,418     43       13,729     42        3,843     40
State and municipal                6,055     19        7,952     24        2,978     31
Mortgage-backed securities         7,806     25          812      2           --      0
Federal Home Loan Bank stock       1,387      4        1,090      3          500      5
Federal Reserve stock                793      2          764      2          371      4
Other equity securities              183      1          184      1           50      1
                                 -------    ---       ------    ---        -----    ---
  Total available for sale       $31,446    100%      33,022    100%       9,607    100%
                                 =======    ===       ======    ===        =====    ===

INVESTMENT SECURITIES HELD TO MATURITY AT DECEMBER 31,

                                    1999               1998               1997
(dollars in thousands)         Amount     %       Amount     %       Amount     %
                               ------    ---      ------    ---      ------    ---
U.S. Treasury                  $3,994     75%      5,986     77%      7,960     79%
State and municipal                --      0          50      1          85      1
Mortgage-backed securities      1,351     25       1,677     22       2,080     20
                               ------    ---       -----    ---      ------    ---

  Total held to maturity       $5,345    100%      7,713    100%     10,125    100%
                               ======    ===       =====    ===      ======    ===

       Investment Maturities and Yield. The following tables set forth the estimated market value and approximate yield of the securities in the investment portfolio by type and maturity at December 31, 1999.

MATURITIES FOR AVAILABLE FOR SALE INVESTMENTS AT DECEMBER 31, 1999

                                           Within                1-5                 5-10           Over 10
(dollars in thousands)                     1 Year               Years                Years           Years                Total
                                      Amount     Yield     Amount    Yield      Amount   Yield   Amount   Yield      Amount   Yield
                                     --------    -----     ------    -----      ------   -----   ------   -----      ------   -----
U.S. Treasury                        $  1,503     4.77%       301     5.89%         --    0.00%      --    0.00%      1,804    4.96%
Government agencies                     3,455     5.10      7,497     5.36       1,911    6.19      555    5.40      13,418    5.41
State and municipal                     2,086     4.04      2,937     4.07         746    5.34      286    4.61       6,055    4.25
Mortgage-backed securities                 17     6.61        217     6.76          55    6.69    7,517    6.12       7,806    6.14
Equity securities (1)                      --                  --                   --            2,363               2,363
                                     --------     ----     ------     ----       -----    ----   ------    ----      ------   -----

  Total and weighted average yield   $  7,061     4.72%    10,952     5.06%      2,712    5.97%  10,721    6.02%     31,446    5.35%
                                     ========     ====     ======     ====       =====    ====   ======    ====      ======   =====


   (1)  Equity securities do not have stated maturity dates.


MATURITIES FOR HELD TO MATURITY INVESTMENTS AT DECEMBER 31, 1999

                                           Within                1-5                 5-10           Over 10
(dollars in thousands)                     1 Year               Years                Years           Years                Total
                                      Amount     Yield     Amount    Yield      Amount   Yield   Amount   Yield      Amount   Yield
                                     --------    -----     ------    -----      ------   -----   ------   -----      ------   -----
U.S. Treasury                        $     --     0.00%     3,994     5.40%         --    0.00%      --    0.00%      3,994    5.40%
Mortgage-backed securities                 --     0.00         --     0.00         381    6.75      970    7.23       1,351    7.10
                                     --------     ----     ------     ----       -----    ----   ------    ----      ------   -----

  Total and weighted average yield   $     --     0.00%     3,994     5.40%        381    6.75%     970    7.23%      5,345    5.83%
                                     ========     ====     ======     ====       =====    ====   ======    ====      ======   =====

       Deposits. Vail Banks' primary source of funds has historically been in-market customer deposits. Deposit products are concentrated in business and personal checking accounts, including interest bearing and non-interest bearing accounts. Generally, deposits are short-term in nature with approximately 79% of deposits having a committed term less than three months and approximately 96% having a committed term of less than one year. Vail Banks' resort locations experience a seasonality of deposits; however, increases in deposits in non-resort-oriented markets due to recent mergers have somewhat mitigated such seasonality.

       Total deposits were $372.7 million at December 31, 1999, a decrease of $4.8 million, or 1.3%, from $377.5 million at December 31, 1998. Management attributes this decline in deposits to several factors, including: the intentional reduction of high-cost public certificates of deposit, cash withdrawals at year-end related to the public's Year 2000 liquidity concerns, and the general movement from bank deposits to stock market investments by the consumer. In 1998 deposits increased by $171.4 million, or 83.1% from $206.2 million, at December 31, 1997. The increase in 1998 was primarily attributable to the Telluride merger in which deposits of $119.9 million were obtained. Deposits are relatively concentrated in lower cost transaction accounts with 23% in non-interest bearing checking and 17% in interest bearing checking at December 31, 1999. Savings deposits made up 8% and money market deposits made up 28% of deposits at year-end.

       The following table sets forth the composition of Vail Banks' deposits by type at December 31, 1999 and 1998.

DEPOSIT COMPOSITION AT DECEMBER 31,

                                         1999                1998                  1997
(dollars in thousands)             AMOUNT      %        Amount     %         Amount    %
                                  --------    ---      -------    ---       -------   ---
Non-interest bearing checking     $ 86,991     23%      91,510     24%       56,929    28%
Interest bearing checking           64,753     17       61,050     16        64,592    31
Money market                       102,784     28       90,839     24        30,187    15
Savings                             31,451      9       42,165     11        13,537     6
Certificates of deposit             86,763     23       92,008     25        40,970    20
                                  --------    ---      -------    ---       -------   ---
   Total                          $372,742    100%     377,572    100%      206,215   100%
                                  ========    ===      =======    ===       =======   ===

       The following table sets forth the amount and maturity of certificates of deposit that had balances equal to or greater than $100,000 at December 31, 1999 and 1998.

MATURITIES OF CERTIFICATES OF DEPOSIT EQUAL TO OR GREATER THAN $100,000 AT DECEMBER 31,

(in thousands)         1999        1998
                     -------      ------
3 months or less     $ 9,290      22,907
3 - 6 months           6,825       9,036
6 - 12 months         10,424       7,888
Over 12 months         1,978       4,641
                     -------      ------
          Total      $28,517      44,472
                     =======      ======

       Vail Banks' secondary sources of funding include federal funds purchased lines and Federal Home Loan Bank ("FHLB") borrowings. At December 31, 1999 federal funds purchased totaled $11.1 million and FHLB borrowings totaled $19.0 million. While the federal funds purchased were overnight borrowings, the FHLB borrowings had maturities between one and five months.

LIQUIDITY AND INTEREST RATE SENSITIVITY

       Sources of Liquidity. Liquidity is a measure of Vail Banks' ability to meet its customers' present and future deposit withdrawals and/or increased loan demand without unduly penalizing earnings. Interest rate sensitivity involves the relationship between rate sensitive assets and liabilities and is an indication of the probable effects of interest rate movements on Vail Banks' net interest income. Vail Banks manages both its liquidity and interest sensitivity by projecting credit demand and other financial needs and then maintaining sufficient funding sources and assets readily convertible into cash to meet these requirements.

       Vail Banks has provided for its liquidity needs by maintaining adequate cash balances, through growth in core deposits, maturing loans and investments in its securities portfolio and by maintaining various short-term borrowing sources. Vail Banks generally does not accept brokered deposits. Management believes that maturing investment securities and unused borrowing sources will be adequate to meet the liquidity needs for the foreseeable future.

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

       The following table sets forth the interest rate sensitivity of Vail Banks' assets and liabilities at December 31, 1999, and sets forth the repricing dates of Vail Banks' interest-earning assets and interest-bearing liabilities as of that date, as well as Vail Banks' interest rate sensitivity gap percentages for the periods presented. The table is based on assumptions as to when assets and liabilities will reprice in a changing interest rate environment, and since such assumptions can be no more than estimates, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes than those estimated. Also, the renewal or repricing of certain assets and liabilities can be discretionary and subject to competitive and other pressures. Therefore, the following table does not and cannot necessarily indicate the actual future impact of general interest rate movements on Vail Banks' net interest income.

STATIC INTEREST RATE SENSITIVITY AT DECEMBER 31, 1999

(dollars in thousands)                                                    Maturing or Repricing
                                              -----------------------------------------------------------------------------
                                                                                                 Non-Sensitive
                                               1 - 90           91 Days           1 Year           and Over
                                                Days           to 1 Year        to 5 Years          5 Years          Total
                                              --------         ---------        ----------       -------------      -------
Assets

   Investment securities                      $  2,112            5,657            14,474           14,548           36,791
   Loans                                       175,145           29,917           104,578           27,095          336,735
   Non-earning assets                                                                               91,436           91,436
                                              --------          -------           -------          -------          -------
     Total assets                              177,257           35,574           119,052          133,079          464,962

Liabilities and shareholders' equity

   Interest-bearing deposits:
     Interest bearing checking*                 32,377           19,426            12,950                            64,753
     Money market and other savings*            67,118           40,271            26,846                           134,235
     Certificates of deposit                    25,415           49,744            11,588               16           86,763
                                              --------          -------           -------          -------          -------
       Total interest bearing deposits         124,910          109,441            51,384               16          285,751

   Federal funds purchased and other
     short-term borrowings                      24,060            6,000                                              30,060
   Non-interest bearing liabilities                                                                 89,769           89,769
   Minority interest                                                                                   655              655
   Shareholders' equity                                                                             58,727           58,727
                                              --------          -------           -------          -------          -------
     Total liabilities and equity              148,970          115,441            51,384          149,167          464,962

Interest sensitivity gap                      $ 28,287          (79,867)           67,668          (16,088)
                                              ========          =======           =======          =======

Cumulative interest sensitivity gap           $ 28,287          (51,580)           16,088
                                              ========          =======           =======
Cumulative gap as a percentage
   of total assets                                 6.1%           (11.1)%             3.5%
                                              ========          =======           =======

*Vail Banks' experience with interest bearing checking accounts, money market and savings deposits has been that, although these deposits are subject to immediate withdrawal or repricing, a portion of the balances has remained relatively constant in periods of both rising and falling rates. Therefore, a portion of these deposits is included in all categories except for the "Non-Sensitive and Over 5 Years" category.

CAPITAL RESOURCES

         On December 10, 1998 Vail Banks sold 1,680,000 shares of common stock in the Offering, which generated $17.6 million in new equity. At the same time, shareholders' equity was reduced by $467,000 due to the early conversion payment upon the required conversion of preferred stock to common stock.

         Shareholders' equity at December 31, 1999 increased to $58.7 million, or 8.0%, from $54.4 million at December 31, 1998. Shareholders' equity increased $36.5 million, or 204.3%, from $17.9 million at December 31, 1997. The increase in 1999 was solely due to the retention of current period earnings. In contrast, the increase in 1998 was due to the Common Stock issued in connection with the Independent merger, Telluride merger, a private offering of $2.0 million in Common Stock, the stock issued in the Offering, and, to a lesser extent, the retention of current period earnings. After netting the effects of the tax loss carryforward and the "equivalent taxation" entry, the total increase in shareholders' equity due to retention of earnings was $3.3 million at December 31, 1998, up $2.6 million from $748,000 at December 31, 1997.

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

YEAR 2000 COMPLIANCE

         Vail Banks did not experience any material disruptions in its operations or activities as a result of the so-called "Year 2000" problem. In addition, Vail Banks did not incur material expenses in correcting perceived or suspected Year 2000 problems. Furthermore, Vail Banks is not aware that any of its suppliers or customers have experienced any material disruptions in their operations or activities due to Year 2000 problems. Vail Banks does not expect to encounter any such problems in the foreseeable future, although it continues to monitor its computer operations for signs or indications of such problems.

         It is possible, however, that Year 2000 problems could still disrupt Vail Banks' operations and the systems of other companies upon which their systems rely. If Vail Banks' systems or the systems of its customers, product vendors, utility vendors, and suppliers experience unforeseen Year 2000 problems in the future, it may negatively impact Vail Banks' systems, operations and financial performance.

EFFECT OF INFLATION AND CHANGING PRICES

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 ("the Statement') establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses from derivatives to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions for which hedge accounting is applied.

         Initially, the Statement was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB amended SFAS No. 133, deferring the effective date by one year. It may be implemented earlier provided adoption occurs as of the beginning of any fiscal quarter after issuance. The Statement may not be applied retroactively. Vail Banks expects to adopt the Statement in the first quarter of 2001. Based upon information available, the impact of adoption is not expected to be material to the Consolidated Financial Statements. Nevertheless, the adoption of the Statement could increase the volatility of reported earnings and shareholders' equity in future periods.

ITEM 7. FINANCIAL STATEMENTS.

         The response to this item is included in Part IV, Item 13 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On January 15, 1999, the Audit Committee of the Board of Directors of Vail Banks, Inc. (the "Company") approved the dismissal of Fortner Bayens Levkulich & Co., P.C. and the hiring of KPMG LLP. The decision to dismiss Fortner Bayens Levkulich & Co., P.C. by the Audit Committee was based on the need to hire a larger accounting firm to meet the Company's needs after the public offering in December 1998.

         The report of Fortner, Bayens, Levkulich & Co., P.C. on the Company's financial statements for the fiscal year ended on December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

         In connection with the audit of the Company's financial statements for the year ended December 31, 1997, and in the subsequent interim period, there were no disagreements with Fortner, Bayens, Levkulich & Co., P.C. on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of Fortner, Bayens, Levkulich & Co., P.C., would have caused Fortner, Bayens, Levkulich & Co., P.C. to make reference to the matter in their report.

         During the fiscal year ended on December 31, 1997 and through January 15, 1999, the Company did not consult with KPMG LLP on matters (i) regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements, or
(ii) which concerned the subject matter of a disagreement or event identified in response to paragraph (a) (1) (iv) of Item 304 of Regulation S-B with the former auditor.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The information contained under the headings "Information About Nominees For Director and Continuing Directors" and "Compliance with Section 16(a) of the Exchange Act" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for Vail Banks' annual meeting of shareholders to be held on May 16, 2000, to be filed with the Securities and Exchange Commission ("SEC"), is incorporated herein by reference. Information regarding executive officers is included in "Executive Officers of Vail Banks" in Item 1 of this Form 10-KSB.


ITEM 10. EXECUTIVE COMPENSATION.

        The information contained under the heading "Executive Compensation" in the definitive proxy statement to be used in connection with the solicitation of proxies for Vail Banks' annual meeting of shareholders to be held on May 16, 2000, to be filed with the SEC, is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information contained under the heading "Beneficial Ownership of Securities " in the definitive proxy statement to be used in connection with the solicitation of proxies for Vail Banks' annual meeting of shareholders to be held on May 16, 2000, to be filed with the SEC, is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information contained under the heading "Certain Relationships and Related Transactions" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for all Vail Banks' annual meeting of shareholders to be held on May 16, 2000, to be filed with the SEC, is incorporated herein by reference.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

         (a)      FINANCIAL STATEMENTS.

        The following financial statements and notes thereto of Vail Banks begin on page F-1 of this report.

         Independent Auditors' Reports
         Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Income for the years ended December 31,
           1999, 1998 and 1997
         Consolidated Statements of Shareholders' Equity for the years ended
           December 31, 1999, 1998 and 1997
         Consolidated Statements of Cash Flows for the years ended December 31,
           1999, 1998 and 1997
         Notes to Consolidated Financial Statements as of December 31, 1999 and
           1998 and for the years ended December 31, 1999, 1998, and 1997.

                                    EXHIBITS

         The following exhibits are required to be filed with this Report on 10-KSB by Item 601 of Regulation S-B.

EXHIBIT
   NO.                                    DESCRIPTION
-------                                   -----------
  2.1       Merger Agreement and Plan of Reorganization by and between Vail Banks, Inc. and
                 Telluride Bancorp, Ltd., dated April 16, 1998, as amended*
  2.2       Merger Agreement and Plan of Reorganization by and between Vail Banks, Inc.,
                 WestStar Bank, Independent Bankshares, Inc., and Glenwood Independent Bank,
                 dated March 10, 1998*
  3.1       Amended and Restated Articles of Incorporation of the Registrant*
  3.2       Amended and Restated Bylaws of the Registrant*
 10.1       Stock Purchase Agreement by and between Vail Banks, Inc., WestStar Bank,
                 Cedaredge Financial Services, Inc., Western Community Bank, and certain
                 Company Shareholders, dated July 3, 1997*
 10.2       Stock Incentive Plan, as amended*(1)
 10.3       Change in Control Severance Payment Agreement by and between Vail Banks, Inc. and
                 E.B. Chester, dated November 19, 1999
 10.4       Change in Control Severance Payment Agreement by and between Vail Banks, Inc. and
                 Lisa M. Dillon, dated November 19, 1999
 10.5       Amended and Restated Stock Incentive Plan Restricted Stock Award Agreement by and
                 between Vail Banks, Inc. and Lisa M. Dillon, dated November 19, 1999
 10.6       Amended and Restated Stock Incentive Plan Restricted Stock Award Agreement by and
                 between Vail Banks, Inc. and E.B. Chester, dated November 19, 1999
 16.1       Letter of change of certifying accountant*
 21.1       Subsidiaries of the Registrant
 24.1       Power of Attorney (on signature page)
 27.1       Financial Data Schedule

--------------------

(1) Management contract or compensatory plan required to be filed as an exhibit.

* Incorporated by reference from the Registrant's Form SB-2, as amended, Commission File No. 333-60347.

** Incorporated by reference from the Registrant's Form SB-2, Commission File No. 333-74571.

         (b) REPORTS ON FORM 8-K.

NO REPORTS ON FORM 8-K WERE FILED.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Vail, State of Colorado, on the 27th day of March, 2000.

                                    VAIL BANKS, INC.
                                    (REGISTRANT)



                                    By:      /s/  Lisa M. Dillon
                                             -----------------------------------
                                        Title:  Lisa M. Dillon, President and
                                                Chief Executive Officer


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

     Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-KSB has been signed by the following persons in the capacities indicated on the 27th day of March, 2000.

SIGNATURE                                           TITLE
---------                                           -----
/s/  E. B. Chester, Jr.                       Chairman
-----------------------------------------
     E.B. Chester, Jr.

/s/  Lisa M. Dillon                           President and Chief Executive Officer,
-----------------------------------------     director (principal executive officer)
     Lisa M. Dillon

/s/  Kay H. Chester                           Director
-----------------------------------------
     Kay H. Chester

/s/  Dennis R. Devor                          Director
-----------------------------------------
     Dennis R. Devor

/s/  James G. Flaum                           Director
-----------------------------------------
     James G. Flaum

/s/  S. David Gorsuch                         Director
-----------------------------------------
     S. David Gorsuch

/s/  James M. Griffin                         Director
-----------------------------------------
     James M. Griffin

/s/  Martin T. Hart                           Director
-----------------------------------------
     Martin T. Hart

/s/  Garner F. Hill II                        Director
-----------------------------------------
     Garner F. Hill II

/s/  Robert L. Knous, Jr.                     Director
-----------------------------------------
     Robert L. Knous, Jr.

/s/  Kent Myers                               Director
-----------------------------------------
     Kent Myers

/s/  Byron A. Rose                            Director
-----------------------------------------
     Byron A. Rose

/s/  Donald L. Vanderhoof                     Director
-----------------------------------------
     Donald L. Vanderhoof

/s/  E. William Wilto                         Director
-----------------------------------------
     E. William Wilto

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of
Vail Banks, Inc.:

We have audited the accompanying consolidated balance sheets of Vail Banks, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vail Banks, Inc. and subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1999 in conformity with generally accepted accounting principles.


/s/ KPMG LLP


Denver, Colorado
February 25, 2000

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Vail Banks, Inc.
Vail, Colorado

         We have audited the accompanying consolidated statements of income, stockholders' equity and comprehensive income, and cash flows of Vail Banks, Inc. and Subsidiary for the year ended December 31, 1997. These financial statements are the responsibility of Vail Banks' management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Vail Banks, Inc. and Subsidiary and their cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.



/s/ FORTNER, BAYENS, LEVKULICH & CO., P.C.




Denver, Colorado
February 20, 1998

                                VAIL BANKS, INC.

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998
                        (In thousands, except share data)


                                                                                 1999            1998
                                                                               ---------      ---------
ASSETS
Cash and due from banks                                                        $  29,971         28,469
Federal funds sold and other short-term investments                                   --         43,105
Investment securities, available for sale                                         31,446         33,022
Investment securities, held to maturity (market value of
    $5,289 and $7,814 in 1999 and 1998, respectively)                              5,345          7,713

Loans                                                                            336,735        269,191
Allowance for loan losses                                                         (2,739)        (2,590)
                                                                               ---------      ---------
             Net loans                                                           333,996        266,601
                                                                               ---------      ---------

Premises and equipment, net                                                       34,954         31,647
Interest receivable                                                                2,724          2,425
Intangible assets                                                                 24,177         22,959
Other assets                                                                       2,349          3,182
                                                                               ---------      ---------
                                                                               $ 464,962        439,123
                                                                               =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits:
       Non-interest bearing                                                    $  86,991         91,510
       Interest bearing                                                          285,751        286,062
                                                                               ---------      ---------
             Total deposits                                                      372,742        377,572

    Short-term borrowings:
         Federal funds purchased                                                  11,060             --
         FHLB advances                                                            19,000             --
                                                                               ---------      ---------
             Total short-term borrowings                                          30,060             --

    Notes payable                                                                     --          1,114
    Interest payable and other liabilities                                         2,778          5,439
                                                                               ---------      ---------
             Total liabilities                                                   405,580        384,125
                                                                               ---------      ---------

Minority interest                                                                    655            621
                                                                               ---------      ---------

Shareholders' equity
    Preferred stock -- $1 par value; 2,250,000 shares authorized, no shares issued and outstanding at December 31, 1999 and
       1998, respectively                                                             --             --
    Common stock -- $1 par value; 20,000,000 shares authorized,
       6,069,370 and 6,040,608 shares issued and outstanding at
       December 31, 1999 and 1998, respectively                                    6,069          6,041
    Additional paid-in capital                                                    46,747         46,772
    Retained earnings                                                              6,378          1,522
    Accumulated other comprehensive income (loss), net of taxes                     (467)            42
                                                                               ---------      ---------
             Total shareholders' equity                                           58,727         54,377
                                                                               ---------      ---------

                                                                               $ 464,962        439,123
                                                                               =========      =========

See accompanying notes to consolidated financial statements.

                                VAIL BANKS, INC.

                        Consolidated Statements of Income

                  Years ended December 31, 1999, 1998 and 1997
                        (In thousands, except share data)


                                                         1999           1998           1997
                                                     ----------     ----------     ----------
Interest income
    Interest and fees on loans                       $   32,076         18,787         12,570
    Interest on investment securities                     2,152          1,137            956
    Interest on federal funds sold and other
       short-term investments                               854          1,459            496
                                                     ----------     ----------     ----------
             Total interest income                       35,082         21,383         14,022
                                                     ----------     ----------     ----------
Interest expense
    Deposits                                             10,378          7,526          4,251
    Short-term borrowings                                   476             31            127
    Notes payable                                            14            111            123
    Mandatorily convertible debentures                       --            141             13
                                                     ----------     ----------     ----------
             Total interest expense                      10,868          7,809          4,514
                                                     ----------     ----------     ----------
             Net interest income                         24,214         13,574          9,508
Provision for loan losses                                   455             --            232
                                                     ----------     ----------     ----------
             Net interest income after provision
               for loan losses                           23,759         13,574          9,276
Non-interest income
    Deposit related                                       2,414          1,404            916
    Other                                                 1,556            984            357
                                                     ----------     ----------     ----------
                                                          3,970          2,388          1,273

Non-interest expense
    Salaries and employee benefits                        9,929          6,954          5,086
    Occupancy                                             2,174          1,626          1,325
    Furniture and equipment                               1,696          1,151            852
    Amortization of intangible assets                       984            297            133
    Other                                                 5,049          3,020          2,391
                                                     ----------     ----------     ----------
                                                         19,832         13,048          9,787
                                                     ----------     ----------     ----------

             Income before income taxes                   7,897          2,914            762
Income taxes                                              3,041            955            288
                                                     ----------     ----------     ----------
             Net income                              $    4,856          1,959            474
                                                     ==========     ==========     ==========

Net income                                           $    4,856          1,959            474
Preferred stock dividends                                    --            690             --
                                                     ----------     ----------     ----------
Net income available to common shareholders          $    4,856          1,269            474
                                                     ==========     ==========     ==========
Earnings per share - basic and diluted               $     0.80           0.47           0.23
                                                     ==========     ==========     ==========

Average common shares
    Basic                                             6,040,618      2,691,987      2,100,423
    Diluted                                           6,091,635      3,361,560      2,153,653

See accompanying notes to consolidated financial statements.

                                VAIL BANKS, INC.

    Consolidated Statements of Shareholders' Equity and Comprehensive Income

                  Years ended December 31, 1999, 1998 and 1997
                        (In thousands, except share data)


                                                                           SERIES A                                COMMON STOCK
                                                                        PREFERRED STOCK       MANDATORY            $1 PAR VALUE
                                                                    ---------------------    CONVERTIBLE      ---------------------
                                                                      SHARES     AMOUNT       DEBENTURES        SHARES     AMOUNT
                                                                    ---------   ---------    -----------      ---------   ---------
Balance at December 31, 1996                                               --   $      --             --      1,782,510   $   1,782
Issuance of common stock for services                                      --          --             --         13,580          14
Sale of common stock                                                       --          --             --        454,890         455
Debentures assumed in acquisition                                          --          --          1,600             --          --
Issuance of preferred stock                                            34,258       2,960             --             --          --
Comprehensive income
    Net income                                                             --          --             --             --          --
    Net change in unrealized gains on investment
      securities available for sale (net of taxes)                         --          --             --             --          --
                                                                    ---------   ---------      ---------      ---------   ---------
            Total comprehensive income                                     --          --             --             --          --
Income tax benefit credited to shareholders' equity                        --          --             --             --          --
                                                                    ---------   ---------      ---------      ---------   ---------
Balance at December 31, 1997                                           34,258       2,960          1,600      2,250,980       2,251
Issuance of common stock for services                                      --          --             --         34,840          35
8% dividends declared on preferred stock                                   --          --             --             --          --
Issuance of common stock at  $10 per share, less
selling expenses of $36                                                    --          --             --        204,540         204
Issuance of common stock in conjunction with acquisitions                  --          --             --      1,227,683       1,228
Issuance of common stock in conjunction with initial public
    offering at $12 per share less selling expenses of $2,571              --          --             --      1,680,000       1,680

Conversion of preferred stock to common stock including
    preferred stock dividend in conjunction with initial public
    offering less conversion costs of $20                             (34,258)     (2,960)            --        342,565         343
Conversion of mandatorily convertible debentures to
    common stock in conjunction with initial public offering               --          --         (1,600)       300,000         300
Comprehensive income
    Net income                                                             --          --             --             --          --
    Net change in unrealized gains on investment
      securities available for sale (net of taxes)                         --          --             --             --          --
                                                                    ---------   ---------      ---------      ---------   ---------
            Total comprehensive income                                     --          --             --             --          --
Income tax benefit credited to shareholders' equity                        --          --             --             --          --
                                                                    ---------   ---------      ---------      ---------   ---------
Balance at December 31, 1998                                               --          --             --      6,040,608       6,041
Issuance of restricted common stock                                        --          --             --         28,762          28
Recognition of stock compensation on restricted stock                      --          --             --             --          --
Comprehensive income
    Net income                                                             --          --             --             --          --
    Net change in unrealized losses on investment
      securities available for sale (net of taxes)                         --          --             --             --          --
                                                                    ---------   ---------      ---------      ---------   ---------
            Total comprehensive income                                     --          --             --             --          --
                                                                    ---------   ---------      ---------      ---------   ---------
Balance at December 31, 1999                                               --   $      --             --      6,069,370   $   6,069
                                                                    =========   =========      =========      =========   =========


                                                                                                    ACCUMULATED
                                                                       ADDITIONAL     RETAINED         OTHER
                                                                        PAID-IN        EARNINGS    COMPREHENSIVE
                                                                        CAPITAL       (DEFICIT)        INCOME           TOTAL
                                                                       ----------     ---------    -------------      ---------
Balance at December 31, 1996                                               7,871           (221)            (3)         9,429
Issuance of common stock for services                                         62             --             --             76
Sale of common stock                                                       2,571             --             --          3,026
Debentures assumed in acquisition                                             --             --             --          1,600
Issuance of preferred stock                                                   --             --             --          2,960
Comprehensive income
    Net income                                                                --            474             --            474
    Net change in unrealized gains on investment
      securities available for sale (net of taxes)                            --             --             29             29
                                                                       ---------      ---------      ---------      ---------
            Total comprehensive income                                        --            474             29            503
Income tax benefit credited to shareholders' equity                          274             --             --            274
                                                                       ---------      ---------      ---------      ---------
Balance at December 31, 1997                                              10,778            253             26         17,868
Issuance of common stock for services                                        172             --             --            207
8% dividends declared on preferred stock                                      --           (243)            --           (243)
Issuance of common stock at  $10 per share, less
selling expenses of $36                                                    1,806             --             --          2,010
Issuance of common stock in conjunction with acquisitions                 12,867             --             --         14,095
Issuance of common stock in conjunction with initial public
    offering at $12 per share less selling expenses of $2,571             15,909             --             --         17,589
Conversion of preferred stock to common stock including
    preferred stock dividend in conjunction with initial public
    offering less conversion costs of $20                                  2,597           (447)            --           (467)
Conversion of mandatorily convertible debentures to
    common stock in conjunction with initial public offering               1,300             --             --             --
Comprehensive income
    Net income                                                                --          1,959             --          1,959
    Net change in unrealized gains on investment
      securities available for sale (net of taxes)                            --             --             16             16
                                                                       ---------      ---------      ---------      ---------
            Total comprehensive income                                        --          1,959             16          1,975
Income tax benefit credited to shareholders' equity                        1,343             --             --          1,343
                                                                       ---------      ---------      ---------      ---------
Balance at December 31, 1998                                              46,772          1,522             42         54,377
Issuance of restricted common stock                                          (28)            --             --             --
Recognition of stock compensation on restricted stock                          3             --             --              3
Comprehensive income
    Net income                                                                --          4,856             --          4,856
    Net change in unrealized losses on investment
      securities available for sale (net of taxes)                            --             --           (509)          (509)
                                                                       ---------      ---------      ---------      ---------
            Total comprehensive income                                        --          4,856           (509)         4,347
                                                                       ---------      ---------      ---------      ---------
Balance at December 31, 1999                                              46,747          6,378           (467)        58,727
                                                                       =========      =========      =========      =========


See accompanying notes to consolidated financial statements.

                                VAIL BANKS, INC.

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997
                                 (In thousands)


                                                                                       1999          1998          1997
                                                                                     --------      --------      --------
Cash flows from operating activities
    Net income                                                                       $  4,856         1,959           474
    Adjustments to reconcile net income to net cash provided from operating activities, net of effects of purchase business combinations:
         Amortization of intangible assets                                                984           297           133
         Depreciation and amortization of premises and equipment                        2,026         1,421           885
         Provision for loan losses                                                        455            --           232
         Recognition of stock compensation on restricted stock                              3            --            --
         Net amortization of premiums (accretion of discounts) on
            investment securities                                                          92            11           (82)
         Deferred income tax expense                                                      593           902           274
         Changes in operating assets and liabilities:
            Decrease (increase) in interest receivable                                   (298)          119          (348)
            Decrease (increase) in intangible and other assets                           (723)         (903)           20
            Increase (decrease) in interest payable and other liabilities              (2,839)       (1,406)        3,954
            Other, net                                                                     34            (9)          (11)
                                                                                     --------      --------      --------
                   Net cash provided by operating activities                            5,183         2,391         5,531
                                                                                     --------      --------      --------
Cash flows from investing activities, net of effects of
    purchase business combinations
       Net decrease (increase)  in federal funds sold                                  43,105       (12,867)      (10,403)
       Purchase of investment securities available for sale                           (16,869)         (575)         (238)
       Proceeds from maturities of investment securities held to maturity               2,368         7,760           450
       Proceeds from maturities of investment securities available for sale            17,516         2,412         4,610
       Net increase in loans                                                          (67,819)      (15,467)      (13,943)
       Purchase of premises and equipment                                              (4,822)       (5,252)       (2,205)
       Net cash received in (paid for) acquisitions                                    35,551        (8,259)       (1,353)
                                                                                     --------      --------      --------
                   Net cash provided (used) by investing activities                     9,030       (32,248)      (23,082)
                                                                                     --------      --------      --------
Cash flows from financing activities, net of effects of
    purchase business combinations
       Net increase (decrease) in deposits                                            (41,657)       24,058        19,857
       Net increase in federal funds purchased                                         11,060            --            --
       Net increase in FHLB advances                                                   19,000            --            --
       Net decrease in repurchase agreements                                               --          (308)       (1,339)
       Proceeds from issuance of common stock                                              --        19,806         3,026
       Cash paid in conversion of preferred stock to common stock                          --           (20)           --
       Dividends paid                                                                      --          (690)           --
       Repayments of notes payable                                                     (1,114)       (1,200)       (4,765)
                                                                                     --------      --------      --------
                   Net cash provided (used) by financing activities                   (12,711)       41,646        16,779
                                                                                     --------      --------      --------
                   Net increase (decrease) in cash and due from banks                   1,502        11,789          (772)
Cash and due from banks at beginning of year                                           28,469        16,680        17,452
                                                                                     --------      --------      --------
Cash and due from banks at end of year                                               $ 29,971        28,469        16,680
                                                                                     ========      ========      ========
Supplemental disclosures of cash flow information
    Cash paid during the year for:
       Interest                                                                      $ 10,991         7,584         4,360
                                                                                     ========      ========      ========
       Income taxes                                                                  $  2,470            71             8
                                                                                     ========      ========      ========
Noncash investing and financing transactions
    Foreclosure of collateralized loans, net of reserve                              $    306            --            --
                                                                                     ========      ========      ========

See accompanying notes to consolidated financial statements.

                                VAIL BANKS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
                        (In thousands, except share data)


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    ORGANIZATION AND BASIS OF PRESENTATION

              The accompanying consolidated financial statements include the accounts of Vail Banks, Inc. (VBI) and its wholly owned subsidiary, WestStar Bank (WestStar). WestStar and VBI own a 54.04% interest in Avon 56 Limited which is also included in the accompanying consolidated financial statements. All entities are collectively referred to as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

              On December 10, 1998, the Company sold shares of its $1 par value common stock in an initial public offering (the offering). In conjunction with the offering, VBI issued 1,680,000 new shares at $12 per share. Also in conjunction with the offering, the Company acquired Telluride Bancorp, Ltd., which was merged into VBI, and its two subsidiary banks, Bank of Telluride and Western Colorado Bank, both of which are now operated as branches of WestStar.

       (b)    CASH AND CASH EQUIVALENTS

              For purposes of the statements of cash flows, the Company considers cash equivalents to represent cash and due from banks. Cash equivalents include uninsured deposits in financial institutions approximating $20,828 and $6,597 at December 31, 1999 and 1998, respectively, other than amounts on deposit at the Federal Home Loan Bank of Topeka and the Federal Reserve Bank.

       (c)    INVESTMENT SECURITIES

              Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at cost, adjusted for amortization or accretion of premiums or discounts. Other investment securities are classified as available-for-sale and reported at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of shareholders' equity, and the annual change of such gains and losses are reported as other comprehensive income. Transfer of securities between categories are recorded at fair value on the date of transfer.

              Realized gains and losses on the sale of investment securities are determined using the specific identification method at the time of sale or redemption at maturity. Discounts or premiums are accreted or amortized using the level-yield method to the earlier of call date or maturity of the related held-to-maturity security.

                                VAIL BANKS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
                        (In thousands, except share data)


       (d)    LOANS AND INTEREST INCOME

              Loans are reported net of unearned interest and unamortized deferred fees and costs. Interest income on loans is accrued daily on the principal balance outstanding, if such income is deemed collectible. Generally, the Company places loans on nonaccrual status when payments are more than 90 days past due or when management believes it is probable that the Company will not collect all of its outstanding principal. When placing a loan on nonaccrual status, interest accrued to date is generally reversed unless the net realizable value of the underlying collateral is sufficient to cover principal and accrued interest. When such a reversal is made, interest accrued during prior years is charged to the allowance for loan losses. All other interest reversed on nonaccrual loans is charged against current year interest income.

              Loans are considered impaired when it is probable that the Company will be unable to fully collect amounts due in accordance with the contractual terms of the loans. Impaired loans are measured by using discounted cash flows, except when it is determined that the sole source of repayment for the loan is operation or liquidation of the collateral. In such case, the current fair value of the collateral, reduced by estimated selling costs, is used in place of discounted cash flows. If the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating or adjusting an existing allocation of the allowance for losses on loans.

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

       (e)    PROVISION AND ALLOWANCE FOR LOAN LOSSES

              The Company's allowance for loan losses (the allowance) is increased by provisions charged to expenses and reduced by loans charged off, net of recoveries. It is maintained at a level considered adequate to absorb potential loan losses determined on the basis of management's continuing review and evaluation of the loan portfolio and its judgment as to the impact of economic conditions on the portfolio. The evaluation by management includes consideration of past loan loss experience and trends, changes in the composition of the loan portfolio, the current volume and condition of loans outstanding and the probability of collecting all amounts due. The allowance is based primarily on management's estimates of possible loan losses from these procedures and historical experiences. These estimates involve judgments and a certain level of subjectivity; changes in economic conditions may necessitate revisions in future years.

              Various regulatory agencies, as an integral part of their examination process, periodically review the allowance. Such agencies may require the Company to record additional provisions for potential losses based upon their evaluation of information available at the time of their examination.

                                VAIL BANKS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
                        (In thousands, except share data)


       (f)    PREMISES AND EQUIPMENT

              Premises and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets, which are estimated at up to 50 years for buildings and three to seven years for equipment.

              In 1999, the Company changed the estimated useful lives of certain buildings from 36 to 50 years. The effect on income before income taxes, net income, basic earnings per share and diluted earnings per share for the year ended December 31, 1999 was $160, $98, $0.01 and $0.02, respectively.

       (g)    INTANGIBLE ASSETS

              Intangible assets primarily represent goodwill related to the excess of cost paid in purchase transactions over the fair value of the net assets acquired. Amortization is computed using the straight-line method over 25 years. Capitalized costs and accumulated amortization for costs in excess of fair value of net assets acquired as of December 31 are as follows:

                                                             1999         1998
                                                            -------      ------
                      Capitalized costs                     $25,773      23,545
                      Accumulated amortization               (1,596)       (586)
                                                            -------      ------
                                                            $24,177      22,959
                                                            =======      ======

              The Company assesses the recoverability of intangible assets by determining whether the amortization of goodwill over its remaining life can be recovered through undiscounted future net cash flows of the acquired institutions. The assessment of the recoverability of goodwill will be impacted if estimated undiscounted future net cash flows are not achieved.

       (h)    FORECLOSED PROPERTIES

              Included in other assets on the accompanying consolidated balance sheets are foreclosed properties which were acquired through foreclosure, deed in lieu of foreclosure, or repossession. Foreclosed properties are recorded at the lower of cost or fair value less estimated costs to sell. Losses at the time of transfer from loans are charged to the allowance for loan losses. Subsequent adjustments to value and gains or losses on sales are included in operating expenses. Rental income and costs of maintaining the properties are also included in operations.

        (i)   INCOME TAXES

              Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. VBI and its subsidiary file consolidated income tax returns.

       (j)    CONCENTRATIONS OF CREDIT RISK

              Concentrations of credit risk arise when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Company's loan portfolio consists primarily of

                                VAIL BANKS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
                        (In thousands, except share data)


              commercial and real estate loans located in Colorado, making the value of the portfolio more susceptible to declines in real estate values and other changes in economic conditions in Colorado. The Company does not believe it has a significant exposure to any individual customer.

       (k)    DISCLOSURES OF FAIR VALUE OF FINANCIAL INSTRUMENTS

              Statement of Financial Accounting Standards (SFAS) No. 107, Disclosure about Fair Value of Financial Instruments, requires the Company to disclose estimated fair values of its financial instruments. Fair value estimates are made at a specific point in time, based on relevant market information. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

              Fair value estimates are based on financial instruments owned at December 31, 1999 and 1998 without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments, including deferred tax assets and premises and equipment. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in these estimates.

       (l)    EARNINGS PER SHARE

              The Company computes basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share (Statement 128). Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in net income that would have resulted from the assumed conversion of the potential common shares and includes the preferred stock dividends.

       (m)    STOCK INCENTIVE PLAN

              The Company accounts for its stock incentive plans in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (Statement 123), which permits entities to expense over the vesting period the fair value of stock-based awards as measured on the date of grant. Alternatively, Statement 123 allows entities to apply the provisions of APB Opinion No. 25 while disclosing pro forma net income and pro forma earnings per share for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of Statement 123.

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

       (o)    RECLASSIFICATIONS

              Certain reclassifications have been made to the previous financial statements to conform to their 1999 presentation.

(2)    BUSINESS COMBINATIONS

       (a)    WORLD SAVINGS BRANCH

              On May 21, 1999, WestStar Bank purchased certain assets and assumed certain liabilities of the Glenwood Springs, Colorado branch of World Savings Bank, FSB, Oakland, California for $1,346 in cash. Cash and deposits of $36,897 and $36,835, respectively, were acquired in the purchase, and goodwill of $997 was recorded.

       (b)    TELLURIDE BANCORP, LTD.

              On December 15, 1998, the Company purchased all of the outstanding stock of Telluride Bancorp, Ltd. (Telluride) and its wholly owned subsidiaries, Bank of Telluride and Western Colorado Bank, for $13,331 in cash and 908,913 shares of stock.

              The acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair value at the date of acquisition. The excess of purchase price over the fair value of net assets acquired has been recorded as goodwill and is being amortized over 25 years. The estimated fair values of assets and liabilities acquired are summarized as follows (in thousands):

                    Cash and due from banks                            $   7,340
                    Federal funds sold                                    10,825
                    Investment securities                                 23,078
                    Loans, net of allowance for loan losses of $1,153     80,598
                    Premises and equipment                                 9,366
                    Other assets                                           1,703
                    Goodwill                                              14,395
                    Deposits                                            (119,897)
                    Notes payable                                         (1,114)
                    Other liabilities                                     (1,510)
                                                                       ---------

                        Consideration and expenses paid                $  24,784
                                                                       =========

                                VAIL BANKS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
                        (In thousands, except share data)


       (c)    INDEPENDENT BANKSHARES, INC.

              On July 31, 1998, the Company purchased all of the outstanding stock of Independent Bankshares, Inc. (Independent) and its subsidiary bank, Glenwood Independent Bank (Glenwood), for $3,816 in cash and 318,770 shares of stock.

              The acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the net assets acquired of $7,120 has been recorded as goodwill and is being amortized over 25 years.

       (d)    CEDAREDGE FINANCIAL SERVICES, INC.

              On November 30, 1997, the Company purchased all of the outstanding stock of Cedaredge Financial Services, Inc. (Cedaredge) and its wholly owned subsidiary, Western Community Bank. These entities were merged into the Company. The Company paid cash of $3,250 and assumed Cedaredge's mandatorily convertible debentures of $1,600.

              The acquisition has been accounted for under the purchase method of accounting, and the excess of the purchase price over the fair value of net assets acquired of $1,831 has been recorded as goodwill and is being amortized over 25 years.

                                VAIL BANKS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
                        (In thousands, except share data)


              The Company has entered into consulting and non-complete agreements with two of Cedaredge's executives. Under the agreement, annual payments of $110 are payable to these individuals for five years, beginning in 1997. Future maturities of the remaining obligation are as follows:

                   YEAR ENDING          PRINCIPAL
                   DECEMBER 31,         MATURITIES      INTEREST      TOTAL
                   ------------         ----------      --------      -----
                      2000              $       93            17        110
                      2002                     102             8        110
                                        ----------      --------      -----

                                        $      195            25        220
                                        ==========      ========      =====

       (e)    VNB BUILDING CORPORATION

              In 1994, the Company purchased a 28% interest in Vail 108 Limited (Vail 108), the only asset owned at the time by VNB Building Corporation (VNB). In December 1997, the Company acquired the remaining interest in Vail 108 through a merger with VNB. VNB owned the property in which the Company's main branch in Vail is located. In connection with the merger, the Company issued 34,258 shares of Series A Preferred Stock for $2,960 and cash of $300. Such preferred stock was converted to common shares on a share-for-share basis in conjunction with the Company's initial public offering.

       (f)    PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)

              The operating results of the Company's acquisitions are included in the Company's consolidated results of operations from the dates of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions of Telluride and Independent had occurred at the beginning of 1997, after giving effect to certain adjustments, including depreciation, amortization of intangible assets, debt repayment, dividends on preferred stock and income taxes. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either what would have occurred had the acquisitions been made as of those dates or results which may occur in the future.

                                                                        1998        1997
                                                                      -------     -------
              Interest income                                         $32,053      28,303
              Interest expense                                         11,519       9,801
                                                                      -------     -------

                                                                       20,534      18,502
              Provision for loan losses                                   442         475
                                                                      -------     -------

              Net interest income after provision for loan losses      20,092      18,027
              Non-interest income                                       3,418       3,181
              Non-interest expense                                     19,581      19,092
                                                                      -------     -------

              Income before income taxes                                3,929       2,116
              Income taxes                                              1,464         907
                                                                      -------     -------

              Net income                                              $ 2,465       1,209
                                                                      =======     =======

                                VAIL BANKS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
                        (In thousands, except share data)


(3)    INVESTMENT SECURITIES

       Investment securities at December 31 consist of the following:

                                                             1999
                                    -------------------------------------------------------
                                                     GROSS          GROSS
                                    AMORTIZED      UNREALIZED     UNREALIZED         MARKET
                                      COST           GAINS          LOSSES           VALUE
                                    ---------      ----------     ----------        -------
Available-for-sale
   U.S. Treasury                     $ 1,808             --              (4)          1,804
   Government agencies                13,664             --            (246)         13,418
   State and municipal                 6,128             10             (83)          6,055
   Mortgage-backed securities          8,190             --            (384)          7,806
   Equity securities                   2,363             --              --           2,363
                                     -------        -------         -------         -------

                                     $32,153             10            (717)         31,446
                                     =======        =======         =======         =======

Held-to-maturity
   U.S. Treasury                     $ 3,994             --             (25)          3,969
   Mortgage-backed securities          1,351             --             (31)          1,320
                                     -------        -------         -------         -------

                                     $ 5,345             --             (56)          5,289
                                     =======        =======         =======         =======


                                                             1998
                                    -------------------------------------------------------
                                                     GROSS          GROSS
                                    AMORTIZED      UNREALIZED     UNREALIZED         MARKET
                                      COST           GAINS          LOSSES           VALUE
                                    ---------      ----------     ----------        -------

Available-for-sale
   U.S. Treasury                     $ 8,466             27              (2)          8,491
   Government agencies                13,723              8              (2)         13,729
   State and municipal                 7,928             29              (5)          7,952
   Mortgage-backed securities            811              1              --             812
   Equity securities                   2,038             --              --           2,038
                                     -------        -------         -------         -------

                                     $32,966             65              (9)         33,022
                                     =======        =======         =======         =======

Held-to-maturity
   U.S. Treasury                     $ 5,986             63              --           6,049
   State and municipal                    50             --              --              50
   Mortgage-backed securities          1,677             38              --           1,715
                                     -------        -------         -------         -------

                                     $ 7,713            101              --           7,814
                                     =======        =======         =======         =======

                                VAIL BANKS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
                        (In thousands, except share data)


       Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturities of investment securities at December 31, 1999 are as follows:

                                                      AVAILABLE FOR SALE             HELD TO MATURITY
                                                    -----------------------       -----------------------
                                                    AMORTIZED       MARKET        AMORTIZED       MARKET
                                                      COST           VALUE          COST           VALUE
                                                    ---------       -------       ---------       -------
       Due within one year                           $ 7,076          7,061             --             --
       Due after one year through five years          11,139         10,952          3,994          3,968
       Due after five years through ten years          2,807          2,712            381            375
       Due after ten years                            11,131         10,721            970            946
                                                     -------        -------        -------        -------

                                                     $32,153         31,446          5,345          5,289
                                                     =======        =======        =======        =======

       Securities with a carrying value of $21,739 and $30,329 at December 31, 1999 and 1998, respectively, are pledged as collateral to secure public deposits and for other purposes as permitted or required by law.

       As a member of the Federal Home Loan Bank (FHLB) system, the Company is required to maintain an investment in stock of the FHLB equal to the greater of 1% of certain residential mortgages or 5% of FHLB advances. The Company has a blanket pledge with the FHLB and has pledged all of its stock in the FHLB, and all otherwise unpledged or unencumbered federal funds sold, government agency securities, certain qualifying loans and mortgaged-backed securities.

(4)    LOANS

       Loans at December 31 consist of the following:

                                              1999            1998
                                            --------        --------
          Commercial and industrial         $165,373         130,677
          Real estate - construction          80,959          55,642
          Real estate - mortgage              59,898          51,000
          Consumer and other                  30,505          31,872
                                            --------        --------

                                            $336,735         269,191
                                            ========        ========

       Transactions in the allowance for loan losses are summarized as follows:

                                                           1999            1998            1997
                                                         -------         -------         -------
       Allowance at beginning of year                    $ 2,590           1,364             823
       Loans charged off                                    (381)           (168)            (58)
       Recoveries on loans previously charged off             75              48              24
       Provision for loan losses                             455              --             232
       Acquired through acquisition                           --           1,346             343
                                                         -------         -------         -------

       Allowance at end of year                          $ 2,739           2,590           1,364
                                                         =======         =======         =======

                                VAIL BANKS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
                        (In thousands, except share data)


       The principal balance of loans on which the accrual of interest has been discontinued was $1,843 and $322 at December 31, 1999 and 1998, respectively. Interest income that would have been recorded for nonaccrual loans had they been performing in accordance with their contractual requirements was $127 and $74 for the years ended December 31, 1999 and 1998, respectively. Actual interest income recorded for these loans was $84 and $44 for the years ended December 31, 1999 and 1998, respectively.

       The recorded investment in impaired loans and the related impairment allowance determined under SFAS No. 114, Accounting by Creditors for Impairment of a Loan and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (collectively referred to as Statement 114), was $854 and $494, respectively, at December 31, 1999 and $1,616 and $350, respectively, at December 31, 1998. All impaired loans have associated impairment allowances. The majority of impaired loans requiring a Statement 114 allowance are measured using the fair value of the underlying collateral since these loans are considered collateral dependent.

       The average recorded investment in impaired loans for the years ended December 31, 1999 and 1998 was $890 and $108, respectively. Interest recorded on impaired loans for the years ended December 31, 1999 and 1998 was $42 and $266, respectively.

(5)    PREMISES AND EQUIPMENT

       Premises and equipment at December 31 consist of the following:

                                                             1999             1998
                                                           --------         --------
          Land                                             $  6,207            5,922
          Buildings                                          22,377           19,521
          Leasehold improvements                              2,141            3,662
          Furniture, fixtures and equipment                   9,504            8,510
                                                           --------         --------

                                                             40,229           37,615

          Accumulated depreciation and amortization          (5,275)          (5,968)
                                                           --------         --------

               Premises and equipment, net                 $ 34,954           31,647
                                                           ========         ========

       Depreciation and amortization expense on premises and equipment was $2,026, $1,421 and $885 for the years ended December 31, 1999, 1998 and 1997, respectively.

                                VAIL BANKS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
                        (In thousands, except share data)


(6)    DEPOSITS

       Deposits at December 31 consist of the following:

                                                             1999            1998
                                                           --------        --------
          Non-interest bearing checking                    $ 86,991          91,510
          Interest bearing checking                          64,753          61,050
          Money market                                      102,784          90,839
          Savings                                            31,451          42,165
          Certificates of deposit under $100,000             58,246          47,536
          Certificates of deposit $100,000 and over          28,517          44,472
                                                           --------        --------

                                                           $372,742         377,572
                                                           ========        ========

       Scheduled maturities of time deposits at December 31, 1999 are as follows:

                                                                                           2004 AND
                                 2000           2001           2002           2003        THEREAFTER       TOTAL
                               -------        -------        -------        -------       ----------      -------
Certificates of deposit
under $100,000                 $48,620          6,049          2,264            863            450         58,246
Certificates of deposit
$100,000 and over               26,539          1,034            742            202             --         28,517
                               -------        -------        -------        -------        -------        -------

                               $75,159          7,083          3,006          1,065            450         86,763
                               =======        =======        =======        =======        =======        =======

(7)    RELATED PARTY TRANSACTIONS

       The Company had net loans receivable from directors, executive officers and principal shareholders (more than ten percent ownership through attribution) of the Company and their related businesses at December 31 as follows:

                                                       1999          1998
                                                      ------        ------
          Directors and principal shareholders        $6,124           322
          Executive officers                              99            85
                                                      ------        ------

                                                      $6,223           407
                                                      ======        ======

(8)      SHORT-TERM BORROWINGS

       Short-term borrowings at December 31, 1999 consist of the following:

                                                                           WEIGHTED
                                                                            AVERAGE
                                         AMOUNT         MATURITY         INTEREST RATE
                                         -------        --------         -------------
          Federal funds purchased        $11,060              --                  6.00%
          FHLB advances                   19,000            2000                  5.92%
                                         -------

                                         $30,060
                                         =======

                                VAIL BANKS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
                        (In thousands, except share data)


       Advances from the FHLB are secured by the Company's FHLB stock, qualifying loans receivable and investment securities.

(9)    COMMITMENTS

       LEASES

       The Company leases facilities and equipment under leases that expire through the year 2010. Several leases have renewal options. Future minimum rental commitments under the leases as of December 31, 1999 are as follows:

                                        FACILITIES     EQUIPMENT      TOTAL
                                        ----------     ---------      ------
               2000                       $  570            40           610
               2001                          436            18           454
               2002                          416            --           416
               2003                          417            --           417
               2004 and thereafter         1,020            --         1,020
                                          ------        ------        ------

                                          $2,859            58         2,917
                                          ======        ======        ======

       Rental expense for December 31, 1999, 1998 and 1997 was $590, $587 and $749, respectively.

(10)   INCOME TAXES

       Income taxes for the years ended December 31 were allocated as follows:

                                                                 1999            1998           1997
                                                                -------         -------        -------
       Income from continuing operations                        $ 3,041             955            288
       Shareholders' equity for unrealized gains (losses)
          on investment securities                                 (254)              5              9
                                                                -------         -------        -------

                                                                $ 2,787             960            297
                                                                =======         =======        =======

       Income taxes (benefit) for the years ended December 31, consists of the following:

                                              CURRENT      DEFERRED        TOTAL
                                              -------      --------        ------
          Year ended December 31, 1999
              Federal                         $2,183           537          2,720
              State                              265            56            321
                                              ------        ------         ------

                                              $2,448           593          3,041
                                              ======        ======         ======

          Year ended December 31, 1998
              Federal                         $   53           960          1,013
              State                               --           (58)           (58)
                                              ------        ------         ------

                                              $   53           902            955
                                              ======        ======         ======

                                VAIL BANKS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
                        (In thousands, except share data)


                                             CURRENT     DEFERRED     TOTAL
                                             -------     --------     -----
          Year ended December 31, 1997
              Federal                         $ 14         274         288
              State                             --          --          --
                                              ----        ----        ----

                                              $ 14         274         288
                                              ====        ====        ====

       Income taxes differs from the amounts computed by applying the U.S. federal income tax rate to pretax earnings as a result of the following:

                                           1999            1998            1997
                                          -------         -------         -------
Computed "expected" tax expense           $ 2,685             991             259
State income taxes, net of federal
    income tax effects                        175             (38)             --
Decrease in valuation allowance on
    deferred tax assets                        --             (58)             --
Tax-exempt interest                           (91)            (53)             (8)
Goodwill amortization                         334              93              41
Other, net                                    (62)             20              (4)
                                          -------         -------         -------

                                          $ 3,041             955             288
                                          =======         =======         =======

       The significant components of deferred income taxes attributable to income from continuing operations for the years ended December 31 are as follows:

                                                  1999        1998         1997
                                                  ----        ----         ----
Deferred tax expense (exclusive of the
    effects of other components below)            $593         960          274
Decrease in beginning-of-the-year
    balance of the valuation allowance for
    deferred tax assets                             --         (58)          --
                                                  ----        ----         ----

                                                  $593         902          274
                                                  ====        ====         ====

                                VAIL BANKS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
                        (In thousands, except share data)


       Temporary differences between financial statement carrying amounts and tax bases of assets and liabilities resulting in significant components of deferred income taxes at December 31 are as follows:

                                                                 1999          1998
                                                                ------        ------
          Deferred tax assets
              Net operating loss carryforwards                  $  845         1,349
              Allowance for loan losses                            277           425
              Unrealized losses on investment securities
                 available for sale                                240            --
              Other                                                306           380
                                                                ------        ------

                       Total deferred tax assets                 1,668         2,154
                                                                ------        ------

          Deferred tax liabilities
              Allowance for loan losses                             --           307
              Basis of premises and equipment                    1,004           815
              Unrealized gains on investment securities
                 available for sale                                 --            14
              Other                                                 79            47
                                                                ------        ------

                       Total deferred tax liabilities            1,083         1,183
                                                                ------        ------

          Net deferred tax asset                                $  585           971
                                                                ======        ======

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

       The Company's net operating loss carryforwards are attributable to the prior operations of a bank that was merged into the Company in January 1993 for which a quasi reorganization was effected. Therefore, the realization of such carryforwards were recognized as a direct addition to shareholders' equity in accordance with SFAS No. 109, Accounting for Income Taxes.

       At December 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of $1,600, the components of which expire in the years 2006 and 2007. The Company also has $8,800 of additional net operating loss carryforwards for state income tax purposes, the components of which expire in the years 2006 through 2010. These net operating loss carryforwards are subject to separate return limitations.

                                VAIL BANKS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
                        (In thousands, except share data)


(11)   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

       The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31 these commitments are as follows:

                                                           1999       1998
                                                         -------     ------
           Financial instruments whose contractual
               amounts represent credit risk
                  Commitments to extend credit           $52,600     54,963
                  Letters of credit                        2,193      3,502
                                                         -------     ------

                                                         $54,793     58,465
                                                         =======     ======

       Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the commitments do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management's credit evaluation. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment and income producing commercial properties.

       Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

                                VAIL BANKS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
                        (In thousands, except share data)


(12)   SHAREHOLDERS' EQUITY

       (a)    SHAREHOLDERS' AGREEMENTS

              During 1996 through 1998, the Company and certain of its shareholders entered into shareholder agreements containing terms and conditions affecting the ownership of shares covered by such agreements. In December 1998, these agreements were terminated in conjunction with the initial public offering.

              In 1998 and 1997, shares of common stock totaling 34,840, and 13,580, respectively, were issued for services under the agreements. The services were valued at the book value of the stock issued of $207 and $76, respectively. These amounts were charged to income in the year incurred.

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

              At December 31, 1999, there were 444,118 shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1999 was $3.55 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1999 - expected dividend yield of 0.0%, risk-free interest rate of 6.6%, expected life of 4 years, and calculated volatility of the stock over the life of the options of 27.0%.

              The Company applies APB Opinion No. 25 in accounting for options granted under the Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements.

                                VAIL BANKS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
                        (In thousands, except share data)


              Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                1999             1998
                                              ---------        ---------
          Net income
             As reported                      $   4,856            1,959
             Pro forma                            4,626            1,855

          Earnings per share - diluted
             As reported                      $    0.80             0.47
             Pro forma                             0.76             0.47

              Stock option activity since the Plan's inception in 1999 is as follows:

                                                                              WEIGHTED
                                                                              AVERAGE
                                                             NUMBER OF        EXERCISE
                                                              SHARES           PRICE
                                                             ---------        --------
              Options outstanding at December 31, 1997             --         $   --

                    Granted                                   319,000           8.66
                    Forfeited                                  (3,000)          8.54
                                                              -------

              Options outstanding at December 31, 1998        316,000           8.66

                    Granted                                   124,270          11.48
                    Forfeited                                  (7,150)          9.65
                                                              -------

              Options outstanding at December 31, 1999        433,120         $ 9.46
                                                              =======         ======

              Options exercisable at December 31, 1999         83,000         $ 8.66
                                                              =======         ======

              At December 31, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $8.54 to $12.25 and 3.3 to 9.9 years, respectively.

              In November 1999, the Company granted 28,762 restricted shares of common stock to officers of the Company. These shares were granted under the Plan. The Company will recognize compensation expense of $302 ratably over the vesting period of 10 years. For the year ended December 31, 1999, compensation expense related to the vested shares was $3.

       (c)    MANDATORILY CONVERTIBLE DEBENTURES

              In connection with its acquisition of Cedaredge, the Company assumed mandatorily convertible debentures totaling $1,600. In connection with the Company's initial public offering, the debentures were mandatorily converted to 300,000 shares of the Company's common stock.

                                VAIL BANKS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
                        (In thousands, except share data)


       (d)    PREFERRED STOCK

              In connection with the Company's initial public offering, each share of Series A preferred stock, was mandatorily converted into one share of common stock. Dividends on the stock were payable quarterly at the rate of 8% in either cash or in shares of Series B Preferred stock at the option of the Board of Directors. Series A and Series B preferred stock of 200,000 and 50,000 shares, respectively, remain authorized as of December 31, 1999.

              In December 1998, the Company's Board of Directors authorized an additional 2,000,000 shares of preferred stock. None of these shares were issued in 1999 or 1998.


       (e)    EARNINGS PER SHARE

              The following table presents the income and average outstanding share amounts used to calculate earnings per share for the years ended December 31:

                                                            1999              1998               1997
                                                         ----------        ----------         ----------
Basic earnings per share computation
    Net income                                           $    4,856             1,959                474
    Preferred stock dividends                                    --              (690)                --
                                                         ----------        ----------         ----------

             Income available to shareholders            $    4,856             1,269                474
                                                         ==========        ==========         ==========

    Average shares outstanding - basic                    6,040,618         2,691,987          2,100,423

    Basic earnings per share                             $     0.80              0.47               0.23
                                                         ==========        ==========         ==========

Diluted earnings per share computation
    Income available to shareholders                     $    4,856             1,269                474
    Income impact of assumed conversions:
       Preferred stock                                           --               690                 --
       Mandatorily convertible debentures                        --               141                 13
                                                         ----------        ----------         ----------

             Net income available to shareholders
    plus assumed conversions                             $    4,856             2,100                487
                                                         ==========        ==========         ==========

    Weighted-average shares
       Average shares outstanding - basic                 6,040,618         2,691,987          2,100,423
       Shares assumed issued:
          Options                                            50,136            65,723                 --
          Restricted stock plan                                 881                --                 --
          Preferred stock                                        --           321,931             28,230
          Mandatorily convertible debentures                     --           281,919             25,000
                                                         ----------        ----------         ----------

       Average shares outstanding - diluted               6,091,635         3,361,560          2,153,653
                                                         ==========        ==========         ==========

             Diluted earnings per share                  $     0.80              0.47               0.23
                                                         ==========        ==========         ==========

                                VAIL BANKS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
                        (In thousands, except share data)


(13)   NOTES PAYABLE

       At December 31, 1998, notes payable consist of three notes with maturities ranging from January 1, 1999 to August 29, 2001, with interest rates ranging from 8.25% to 8.75%. In February 1999, the Company repaid all outstanding balances on its notes payable.

(14)   401(K) PLAN

       In August 1996, the Company established a qualified 401(k) Plan (the 401(k) Plan) covering all full-time employees, as defined in the 401(k) Plan. Employees who are eligible may defer up to 15% of their compensation, subject to the annual limitations imposed by the Internal Revenue Code. The Company matches a discretionary percentage of the employees' contributions; these matches vest ratably over five years. In addition, the Company may make additional profit sharing contributions. Employers' contributions to the 401(k) Plan for the years ended December 31, 1999, 1998 and 1997 were $56, $50 and $40, respectively. The Company does not have a defined benefit plan.

(15)   REGULATORY MATTERS

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

       Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company meets all capital adequacy requirements to which it is subject.

                                VAIL BANKS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
                        (In thousands, except share data)


       The most recent notification from the Federal Reserve categorized the Company as "well capitalized" under the regulatory framework. To be categorized as "well capitalized" the Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage capital ratios as set forth in the following table:

                                                                           ADEQUATELY                           WELL
                                                    ACTUAL                 CAPITALIZED                       CAPITALIZED
                                              ------------------   ------------------------------   -------------------------------
                                              AMOUNT      RATIO    AMOUNT             RATIO         AMOUNT              RATIO
                                              -------     ------   -------       ----------------   -------       -----------------
          As of December 31, 1999
            Total capital
               (to risk weighted assets)      $38,411     11.59%   $26,510       > or equal to 8%   $33,138       > or equal to 10%
            Tier 1 capital
               (to risk weighted assets)      $35,672     10.76%   $13,255       > or equal to 4%   $19,883        > or equal to 6%
            Tier 1 leverage capital
               (to average assets)            $35,672      8.14%   $13,150       > or equal to 3%   $21,916        > or equal to 5%

          As of December 31, 1998
            Total capital
               (to risk weighted assets)      $34,586     12.34%   $22,414       > or equal to 8%   $28,017       > or equal to 10%
            Tier 1 capital
               (to risk weighted assets)      $31,996     11.42%   $11,207       > or equal to 4%   $16,810        > or equal to 6%
            Tier 1 leverage capital
               (to average assets)            $31,996      7.69%   $12,485       > or equal to 3%   $20,808        > or equal to 5%

(16)   FAIR VALUE OF FINANCIAL INSTRUMENTS

       The following summary presents the methodologies and assumptions used to estimate the fair value of the Company's financial instruments. The Company operates as a going concern and, except for its investment portfolio, no active market exists for its financial instruments. Much of the information used to determine fair value is highly subjective and judgmental in nature and, therefore, the results may not be precise. The subjective factors include, among other things, estimates of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of the balance sheet date, the amounts which will actually be realized or paid upon settlement or maturity of the various financial instruments could be significantly different.

       Cash and due from banks are valued at their carrying amounts, which are reasonable estimates of fair value, due to the relatively short period to maturity of the instruments.

       Investments securities are valued based on quoted bid prices, if available. If quoted bid prices are not available, fair value is estimated using quoted market prices for similar securities.

       The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For variable rate loans, the carrying amount is a reasonable estimate fair value.

                                VAIL BANKS, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
                        (In thousands, except share data)

       The fair value of non-interest bearing and interest bearing demand deposits and savings accounts is determined to be the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

       For short-term borrowings, the carrying amount is a reasonable estimate of fair value.

       The fair value of long-term borrowings is estimated by discounting the future cash flows using the current rate at which a similar borrowing could be financed.

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

       The carrying amounts and estimated fair values of financial instruments at December 31 are as follows:

                                                        1999                                  1998
                                              -------------------------            --------------------------
                                              CARRYING           FAIR              CARRYING            FAIR
                                               AMOUNT            VALUE              AMOUNT             VALUE
                                              --------          -------            --------           -------
       Financial assets
         Cash and due from banks              $ 29,971           29,971              28,469            28,469
         Investment securities                  36,791           36,735              40,735            40,837
         Loans, net                            333,996          329,985             266,601           266,429

       Financial liabilities
         Deposits, demand and savings          285,979          285,979             285,564           285,564
         Deposits with stated maturities        86,763           86,778              92,008            92,289
         Short-term borrowings                  30,060           30,060                  --                --
         Notes payable                              --               --               1,114             1,114

(17)   SUBSEQUENT EVENT

       Effective January 1, 2000, WestStar acquired First Western Mortgage Services, Inc. (First Western) for consideration that includes cash, VBI common stock and installment notes. First Western will operate as a wholly-owned subsidiary of WestStar.

                                VAIL BANKS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
                        (In thousands, except share data)


(18)      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

          Selected quarterly financial data of the Company for the eight quarters ended December 31, 1999 are as follows:


                                                             1999                                          1998
                                          --------------------------------------------  --------------------------------------------
                                          MARCH 31  JUNE 30  SEPTEMBER 30  DECEMBER 31  March 31  June 30  September 30  December 31
                                          --------  -------  ------------  -----------  --------  -------  ------------  -----------
          Total interest income            $7,914    8,687      9,094       9,387        4,645     5,191      5,493        6,054
          Net interest income               5,278    6,133      6,466       6,337        2,896     3,318      3,452        3,908
          Provision for loans losses           --       80        150         225           --        --         --           --
          Net interest income after
             provision for loan losses      5,278    6,053      6,316       6,112        2,896     3,318      3,452        3,908
          Income before income taxes        1,206    2,018      2,374       2,299          522       758        795          839
          Net income                          716    1,253      1,480       1,407          340       495        510          614


          Earnings per share - diluted     $ 0.12     0.21       0.24        0.23         0.12      0.18       0.16         0.03

                                VAIL BANKS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
                        (In thousands, except share data)


(19)       PARENT COMPANY FINANCIAL INFORMATION

           Condensed parent company financial information is as follows:
                              Condensed Balance Sheets
                                  December 31,

                                              1999           1998
                                            -------        -------
ASSETS
Cash                                        $ 2,958          5,192
Investment in subsidiary                     52,335         49,934
Other assets                                  3,468          2,712
                                            -------        -------
                                            $58,761         57,838
                                            =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable                               $    --          1,114
Other liabilities                                34          2,347
                                            -------        -------
                                                 34          3,461

Shareholders' equity                         58,727         54,377
                                            -------        -------

                                            $58,761         57,838
                                            =======        =======


                             Condensed Statements of Income
                                 Years ended December 31,

                                                     1999          1998          1997
                                                    ------        ------        ------
Income
   Equity in earnings of subsidiary                 $5,475         2,386           996
   Other                                                72            --            --

Expenses
   Interest                                             14           252           136
   Salaries, benefits and other compensation           469           248           404
   Other                                               499           120           250
                                                    ------        ------        ------

                                                       982           620           790
                                                    ------        ------        ------

         Income before income taxes                  4,565         1,766           206

Income tax benefit                                     291           193           268
                                                    ------        ------        ------

         Net income                                 $4,856         1,959           474
                                                    ======        ======        ======

                                VAIL BANKS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998
                        (In thousands, except share data)

                       Condensed Statements of Cash Flows
                            Years ended December 31,

                                                                1999            1998            1997
                                                               -------         -------         -------
Cash flows from operating activities
   Net income                                                  $ 4,856           1,959             474
   Adjustments to reconcile net income to net
      cash provided from operating activities,
      net of effects of business combinations:
         Equity in undistributed income from
            subsidiaries                                        (2,909)             --            (786)
         Depreciation and amortization                             111              19              10
         Common stock issued for services                            3             207              76
         Change in other assets and accrued liabilities         (3,181)            105            (287)
                                                               -------         -------         -------

               Net cash provided (used) by
                  operating activities                          (1,120)          2,290            (513)
                                                               -------         -------         -------

Cash flows from investing activities
   Acquisition of subsidiary banks                                  --         (15,121)         (2,160)
   Other                                                            --              --             (60)
                                                               -------         -------         -------

               Net cash used by investing activities                --         (15,121)         (2,220)
                                                               -------         -------         -------

Cash flows from financing activities
   Repayments of notes payable                                  (1,114)         (1,200)           (200)
   Proceeds from issuance of common stock                           --          19,806           3,026
   Preferred dividends paid                                         --            (690)             --
   Cash paid in conversion of preferred stock
      to common stock                                               --             (20)             --
                                                               -------         -------         -------

               Net cash provided (used) by
                  financing activities                          (1,114)         17,896           2,826
                                                               -------         -------         -------

               Net increase (decrease) in cash
                  and due from banks                            (2,234)          5,065              93

Cash and due from banks - beginning of year                      5,192             127              34
                                                               -------         -------         -------

Cash and due from banks - end of year                          $ 2,958           5,192             127
                                                               =======         =======         =======

                               INDEX TO EXHIBITS

EXHIBIT
   NO.                                    DESCRIPTION
-------                                   -----------
  2.1       Merger Agreement and Plan of Reorganization by and between Vail Banks, Inc. and
                 Telluride Bancorp, Ltd., dated April 16, 1998, as amended*
  2.2       Merger Agreement and Plan of Reorganization by and between Vail Banks, Inc.,
                 WestStar Bank, Independent Bankshares, Inc., and Glenwood Independent Bank,
                 dated March 10, 1998*
  3.1       Amended and Restated Articles of Incorporation of the Registrant*
  3.2       Amended and Restated Bylaws of the Registrant*
 10.1       Stock Purchase Agreement by and between Vail Banks, Inc., WestStar Bank,
                 Cedaredge Financial Services, Inc., Western Community Bank, and certain
                 Company Shareholders, dated July 3, 1997*
 10.2       Stock Incentive Plan, as amended*(1)
 10.3       Change in Control Severance Payment Agreement by and between Vail Banks, Inc. and
                 E.B. Chester, dated November 19, 1999
 10.4       Change in Control Severance Payment Agreement by and between Vail Banks, Inc. and
                 Lisa M. Dillon, dated November 19, 1999
 10.5       Amended and Restated Stock Incentive Plan Restricted Stock Award Agreement by and
                 between Vail Banks, Inc. and Lisa M. Dillon, dated November 19, 1999
 10.6       Amended and Restated Stock Incentive Plan Restricted Stock Award Agreement by and
                 between Vail Banks, Inc. and E.B. Chester, dated November 19, 1999
 16.1       Letter of change of certifying accountant*
 21.1       Subsidiaries of the Registrant
 24.1       Power of Attorney (on signature page)
 27.1       Financial Data Schedule

--------------------

(1) Management contract or compensatory plan required to be filed as an exhibit.

* Incorporated by reference from the Registrant's Form SB-2, as amended, Commission File No. 333-60347.

** Incorporated by reference from the Registrant's Form SB-2, Commission File No. 333-74571.