Form 10KSB/A
period 1999-12-31
VAIL BANKS INC
filed 2000-04-03
CIK 1035770

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A
                                AMENDMENT NO. 1
                                       TO

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 000-25081

                                VAIL BANKS, INC.
             (Exact name of registrant as specified in its charter)

                   COLORADO                                      84-1250561
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

 108 SOUTH FRONTAGE ROAD WEST, VAIL, COLORADO                      81657
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

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     State issuer's revenues for its most recent fiscal year.  $28,184,000

     Transitional Small Business Disclosure format.  Yes [ ]  No [X]

     State the aggregate market value of the voting stock held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors): As of March 8, 2000: 6,081,180 shares of common stock $1.00 par value (the "Common Stock"), were issued and outstanding with an aggregate value of $37,242,041 held by non-affiliates (based on market value of $9.28/share) (computed by reference to the average bid and asked price of the Common Stock on March 8, 2000).

     State the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date: As of March 8, 2000, there were issued and outstanding 6,081,186 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, to be filed with the Commission, are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                Portions Amended

     The Cover Page of the Company's Annual Report on Form 10-KSB is amended to reflect:

          A. That the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

          and

          B. That portions of the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, to be filed with the Commission, are incorporated by reference into Part III.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Vail, State of Colorado, on the 31st day of March, 2000.

                                            VAIL BANKS, INC.
                                            (Registrant)

                                            By:     /s/ LISA M. DILLON
                                              ----------------------------------
                                                       Lisa M. Dillon,
                                                President and Chief Executive
                                                            Officer

     Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-KSB has been signed by the following persons in the capacities indicated on the 31st day of March, 2000.

                      SIGNATURE                                             TITLE
                      ---------                                             -----

               /s/ E. B. CHESTER, JR.*                  Chairman
-----------------------------------------------------
                  E.B. Chester, Jr.

                 /s/ LISA M. DILLON                     President and Chief Executive Officer,
-----------------------------------------------------   director (principal executive officer)
                   Lisa M. Dillon

                 /s/ KAY H. CHESTER*                    Director
-----------------------------------------------------
                   Kay H. Chester

                /s/ DENNIS R. DEVOR*                    Director
-----------------------------------------------------
                   Dennis R. Devor

                 /s/ JAMES G. FLAUM*                    Director
-----------------------------------------------------
                   James G. Flaum

                /s/ S. DAVID GORSUCH*                   Director
-----------------------------------------------------
                  S. David Gorsuch

                /s/ JAMES M. GRIFFIN*                   Director
-----------------------------------------------------
                  James M. Griffin

                 /s/ MARTIN T. HART*                    Director
-----------------------------------------------------
                   Martin T. Hart

               /s/ GARNER F. HILL II*                   Director
-----------------------------------------------------
                  Garner F. Hill II

                      SIGNATURE                                             TITLE
                      ---------                                             -----

              /s/ ROBERT L. KNOUS, JR.*                 Director
-----------------------------------------------------
                Robert L. Knous, Jr.

                   /s/ KENT MYERS*                      Director
-----------------------------------------------------
                     Kent Myers

                 /s/ BYRON A. ROSE*                     Director
-----------------------------------------------------
                    Byron A. Rose

              /s/ DONALD L. VANDERHOOF*                 Director
-----------------------------------------------------
                Donald L. Vanderhoof

                /s/ E. WILLIAM WILTO*                   Director
-----------------------------------------------------
                  E. William Wilto

*By:             /s/ LISA M. DILLON
    -------------------------------------------------
         Lisa M. Dillon, as Attorney-In-Fact