Form 10QSB
period 2000-03-31
VAIL BANKS INC
filed 2000-05-16
CIK 1035770

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR QUARTERLY PERIOD ENDED March 31, 2000

                        Commission File Number 000-25081


                                Vail Banks, Inc.
        (Exact name of small business issuer as specified in its charter)

    Colorado                                              84-1250561
--------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                             Number)


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


As of April 30, 2000 there were 6,081,180 shares of common stock ($1.00 par value per share) outstanding.

                                Vail Banks, Inc.


                                      INDEX


PART I        FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Consolidated Balance Sheet at March 31, 2000 and December 31, 1999             3

              Consolidated Statements of Income for the Three Months Ended
              March 31, 2000 and 1999                                                        4

              Consolidated Statements of Cash Flows for the Three Months Ended
              March 31, 2000 and 1999                                                        5

              Notes to Unaudited Consolidated Financial Statements                           6

    Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                          7

PART II       OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K                                               13

                          PART I FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                VAIL BANKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

ASSETS                                                                   March 31,          December 31,
                                                                           2000                 1999
                                                                     ------------------    ----------------
                                                                        (unaudited)
Cash and due from banks                                           $             24,320  $           29,971
Investment securities, available for sale                                       29,639              31,446
Investment securities, held to maturity                                          5,329               5,345

Loans                                                                          352,390             336,735
Allowance for loan losses                                                       (2,984)             (2,739)
                                                                     ------------------    ----------------
         Net loans                                                             349,406             333,996
                                                                     ------------------    ----------------

Premises and equipment, net                                                     35,015              34,954
Interest receivable                                                              2,881               2,724
Intangible assets                                                               25,340              24,177
Other assets                                                                     2,378               2,349
                                                                     ------------------    ----------------
                                                                  $            474,308  $          464,962
                                                                     ==================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
    Deposits:
       Non-interest bearing                                       $             78,402  $           86,991
       Interest bearing                                                        302,075             285,751
                                                                     ------------------    ----------------
         Total deposits                                                        380,477             372,742

    Short-term borrowings:
       Federal funds purchased                                                   8,410              11,060
       FHLB advances                                                            21,000              19,000
                                                                     ------------------    ----------------
         Total short-term borrowings                                            29,410              30,060

Interest payable and other liabilities                                           3,933               2,778
                                                                     ------------------    ----------------
         Total liabilities                                                     413,820             405,580

Minority interest                                                                  667                 655
                                                                     ------------------    ----------------

Shareholders' equity
    Common stock                                                                 6,081               6,069
    Additional paid-in capital                                                  46,744              46,747
    Retained earnings                                                            7,560               6,378
    Accumulated other comprehensive (loss), net of taxes                         (564)               (467)
                                                                     ------------------    ----------------
         Total shareholders' equity                                             59,821              58,727
                                                                     ------------------    ----------------
                                                                  $            474,308  $          464,962
                                                                     ==================    ================

See accompanying notes to consolidated financial statements.

                                VAIL BANKS, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                        (in thousands, except share data)

                                                                                    Three months ended
                                                                                        March 31,
                                                                                --------------------------
                                                                                    2000           1999
                                                                                ------------  ------------
                                                                                (unaudited)    (unaudited)
Interest income
    Interest and fees on loans                                                $       9,028  $     6,897
    Interest on investment securities                                                   505          493
    Interest on federal funds sold and other short-term investments                       7          524
                                                                                ------------  -----------
         Total interest income                                                        9,540        7,914
                                                                                ------------  -----------
Interest expense
    Deposits                                                                          2,724        2,622
    Short-term borrowings                                                               474          ---
    Notes payable                                                                       ---           14
                                                                                ------------  -----------
         Total interest expense                                                       3,198        2,636
                                                                                ------------  -----------

         Net interest income                                                          6,342        5,278

Provision for loan losses                                                               300          ---
                                                                                ------------  -----------
         Net interest income after provision for loan losses                          6,042        5,278

Non-interest income
    Deposit related                                                                     659          539
     Mortgage banking                                                                   475          ---
    Other                                                                               597          388
                                                                                ------------  -----------
                                                                                      1,731          927
Non-interest expense
    Salaries and employee benefits                                                    3,038        2,613
    Occupancy                                                                           650          571
    Furniture and equipment                                                             670          439
    Amortization of intangible assets                                                   273          234
    Other                                                                             1,157        1,142
                                                                                ------------  -----------
                                                                                      5,788        4,999
                                                                                ------------  -----------

         Income before income taxes                                                   1,985        1,206

Income taxes                                                                            803          490
                                                                                ------------  -----------
         Net income                                                                   1,182          716
                                                                                       (97)            3
Unrealized gain (loss) on available for sale securities
                                                                                ------------  -----------
         Comprehensive income                                                 $       1,085  $       719
                                                                                ============  ===========

Earnings per share

   Basic                                                                      $        0.20  $      0.12
                                                                                ============  ===========

   Diluted                                                                    $        0.19  $      0.12
                                                                                ============  ===========

Average common shares

   Basic                                                                          6,041,806    6,040,608

   Diluted                                                                        6,107,869    6,129,502

See accompanying notes to consolidated financial statements.

                                VAIL BANKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                     Three months ended
                                                                                         March 31,
                                                                               --------------------------------
                                                                                  2000               1999
                                                                               -------------    ---------------
                                                                               (unaudited)       (unaudited)
Cash flows from operating activities
    Net income                                                                $      1,182      $        716
    Adjustments to reconcile net income to net cash provided from
    Operating activities, net of effects of purchase business
combinations:
    Amortization of intangible assets                                                  273               234
    Depreciation and amortization of premises and equipment                            531               496
    Provision for loan losses                                                          300               ---
    Recognition of stock compensation on restricted stock                                9               ---
    Net amortization of premiums on investment securities                               16                33
    Deferred income tax expense                                                        ---               208
    Changes in operating assets and liabilities:
      Decrease (increase) in interest receivable                                      (157)              170
      Decrease in intangible and other assets                                           30               861
      Increase (decrease) in interest payable and other liabilities                    667            (2,050)
      Other, net                                                                        12                 7
                                                                               --------------------------------
                  Net cash provided by operating activities                          2,863               675
                                                                               --------------------------------

Cash flows from investing activities, net of effects of purchase business combinations
    Net (increase) in federal funds sold                                               ---           (11,755)
    Purchase of investment securities available for sale                              (371)           (4,534)
    Proceeds from maturities of investment securities held to maturity                  19             2,128
    Proceeds from maturities of investment securities available for sale             2,012             7,071
    Net (increase) decrease in loans                                               (15,710)            3,142
    Purchase of  premises and equipment                                               (478)           (1,989)
    Net cash  (paid for) acquisitions                                               (1,071)              ---
                                                                               --------------------------------
                  Net cash provided (used) by investing activities                 (15,599)           (5,937)
                                                                               --------------------------------

Cash flows from financing activities, net of effects of purchase business
 combinations
    Net increase (decrease) in deposits                                              7,735               (72)
    Net (decrease) in federal funds purchased                                       (2,650)              ---
    Net increase in FHLB advances                                                    2,000               ---
    Repayments of notes payable                                                        ---            (1,114)
                                                                               --------------------------------
                  Net cash provided (used) by financing activities                   7,085            (1,186)
                                                                               --------------------------------

                  Net (decrease) in cash and due from banks                         (5,651)           (6,448)

Cash and due from banks at beginning of period                                      29,971            28,469
                                                                               --------------------------------

Cash and due from banks at end of period                                      $     24,320            22,021
                                                                               ================================

Supplemental  disclosures of cash flow  information  Cash paid during the period for:
    Interest expense                                                          $      3,255      $      2,748
                                                                               ================================

    Income taxes                                                              $       ---       $         25
                                                                               ================================
Noncash investing and financing transactions
   Foreclosure of collateralized loans, net of reserve                        $        659      $         40
                                                                               ================================

See accompanying notes to consolidated financial statements.

                        Vail Banks, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                              As of March 31, 2000
                        (in thousands, except share data)


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

         The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the consolidated financial statements as of December 31, 1999. These interim consolidated financial statements and the notes thereto should be read in conjunction with VBI's Annual Report on Form 10-KSB as of and for the year ended December 31, 1999.

         In the opinion of management all adjustments necessary, consisting of only normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year.

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

         Vail Banks provides for loan losses by a charge to current year's income based on the character of the loan portfolio, current economic conditions and such factors as, in management's best judgment, deserve current recognition in estimating loan losses. In addition, recoveries realized on loans previously charged off are credited to the allowance for loan losses.

(3)      Earnings Per Share

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

(4)      Accounting for Derivative Instruments and Hedging Activities

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

(5)      Investment Securities

         Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at cost, adjusted for amortization or accretion of premiums or discounts. Other investment securities are classified as available-for-sale and reported at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of shareholders' equity, and the change of such gains and losses are reported as other comprehensive income. Transfer of securities between categories is recorded at fair value on the date of transfer.

Realized gains and losses on the sale of investment securities are determined using the specific identification method at the time of sale or redemption at maturity. Discounts or premiums are accreted or amortized using the level-yield method to the earlier of call date or maturity of the related held-to-maturity security.

(6)      Income Taxes

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

(7)      Acquisitions

         On January 1, 2000 WestStar Bank acquired First Western Mortgage Services, Inc., ("First Western"), a Colorado corporation, for consideration that included cash, and installment notes whichtogether totaled $1,488. The excess of the purchase price over the fair value of net assets acquired has been recorded as goodwill and is being amortized over 25 years. In addition to handling mortgages through its mortgage offices in Eagle-Vail and Steamboat Springs, First Western now has representatives in several other WestStar Bank offices.

         The Boards of Directors of Estes Bank Corporation and Vail Banks, Inc. have agreed on a merger transaction that will result in United Valley Bank becoming part of WestStar Bank. Subject to certain regulatory approvals and customary conditions to closing, the sale is expected to close in the third quarter of 2000 or shortly thereafter. United Valley is expected to have assets of approximately $90,000 when the merger is completed in mid 2000. If the merger is approved, Estes Bank shareholders will receive in total approximately $21,500 in cash and shares of Vail Banks common stock. The merger will be accounted for as a purchase.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

BASIS OF PRESENTATION

       The following discussion and analysis provides information regarding Vail Banks' financial condition as of March 31, 2000 and its results of operations for the three months ended March 31, 2000 in comparison to the three months ended March 31, 1999. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB, and in conjunction with Vail Banks' Annual Report on Form 10-KSB for the year ended December 31, 1999.

OVERVIEW

       Net income was $1.2 million for the three months ended March 31, 2000 up from $716,000 for the three months ended March 31, 1999, an increase of 68%. The current quarter's net income decreased $225,000 from $1.4 million for the quarter ended December 31, 1999. Traditionally, first quarter earnings are lower than subsequent quarters and the 16% decrease from the December 31, 1999 quarter was anticipated.

       Diluted earnings per share for the quarter ended March 31, 2000 was $0.19 compared to $0.12 for the quarter ended March 31, 1999, an increase of 58%, and $0.23 for the quarter ended December 31, 1999, a 17% decrease.

       As the result of acquisitions since 1995, Vail Banks had goodwill of $25.3 million and $24.2 million at March 31, 2000 and December 31, 1999, respectively. Since the amortization of goodwill does not result in a cash expense, Vail Banks believes that supplemental reporting of its operating results on a "cash" (or "tangible") basis (which excludes the effect of amortization of goodwill) represents a relevant measure of financial performance. The supplemental cash basis data presented herein does not exclude the effect of other non-cash operating expenses such as depreciation, provision for loan losses, or deferred income taxes associated with the results of operations.

         On an operating basis, cash earnings (defined as net income plus amortization) for the quarter ended March 31, 2000 was $1.5 million ($0.24 per share, diluted) compared with $1.7 million for the quarter ended December 31, 1999 ($0.27 per share, diluted) and $950,000 ($0.15 per share, diluted) for the quarter ended March 31, 1999. This quarter's cash operating income decreased 12% from fourth quarter of 1999 but improved by 58% from first quarter of 1999.

       Operating income (cash earnings) to average tangible assets was 1.31% for the quarter ended March 31, 2000 compared to 1.51% for the quarter ended December 31, 1999 and 0.94% for the quarter ended March 31, 1999.

       The return on average equity was 7.98% for the quarter ended March 31, 2000, versus 9.61% for the quarter ended December 31, 1999 and 5.30% for the quarter ended March 31, 1999.


CONSOLIDATED CONDENSED BALANCE SHEETS

       The Company's assets increased by $9.3 million, or 2%, to $474.3 million as of March 31, 2000, from $465.0 million as of December 31, 1999 and by $37.7 million, or 9%, from $436.6 million as of March 31, 1999.

         Cash and due balances decreased by $5.7 million from $30.0 million at December 31, 1999 to $24.3 million at March 31, 2000. Cash was higher than average at December 31, 1999 due to the seasonal fluctuations of our resort communities and the excess cash maintained for compliance with our Year 2000 contingency plan. In addition, management has made a concerted effort to decrease balances maintained in correspondent banks.

         The loan portfolio growth, particularly in its Western Slope markets, is the result of a healthy Colorado economy. During the three months ended March 31, 2000, the loan portfolio increased by $15.7 million or 5%, from $336.7 million as of December 31, 1999 to $352.4 million, and by $86.5 million, or 33%, from $265.9 million as of March 31, 1999. Future increases in the loan portfolio are not expected to keep pace with first quarter's performance due to the high loan to deposit ratio.

       Investment securities were $35.0 million as of March 31, 2000 compared to $36.8 million as of December 31, 1999 (a decrease of 5%) and $36.0 million as of March 31, 1999 (a decrease of 3%).

       The increase in intangible assets from $24.2 million at December 31,1999 to $25.3 million at March 31, 2000 is the result of the acquisition of First Western.

       Deposits increased by $7.8 million, or 2%, to $380.5 million as of March 31, 2000, from $372.7 million as of December 31, 1999 and increased by $3.0 million, or .8%, from $377.5 million as of March 31, 1999. The increase in deposits experienced in the first quarter of 2000 was largely attributable to seasonal factors.

       During the first quarter of 2000, noninterest-bearing deposits decreased by $8.6 million, or 10%, while interest-bearing deposits increased by $16.3 million, or 6%, as compared to December 31, 1999. Noninterest-bearing demand deposits comprised 21% of total deposits as of March 31, 2000, 23% as of December 31, 1999 and 22% as of March 31, 1999. This stability in the mix of non-interest deposits to total deposits was maintained throughout 1999.

       There were no federal funds sold at either March 31, 2000 or December 31, 1999. Federal funds purchased and Federal Home Loan Bank borrowings decreased $650,000, or 2% from December to March. The absence of federal funds sold and the presence of short- term borrowings is a result of funding the growth in the loan portfolio.

RESULTS OF OPERATIONS

         Net Interest Income. Net interest income was $6.3 million for the three months ended March 31, 2000, unchanged from the previous quarter. This represents an increase of $1.1 million, or 20%, from the three-month period ended March 31, 1999.

         The net interest margin of 6.70% for the quarter ended March 31, 2000 remained unchanged from the quarter ended December 31, 1999. The first quarter 2000 net interest margin was up from the 6.13% for the quarter ended March 31, 1999. This increase was due primarily to the yield on an increasing loan portfolio coupled with decreases in the level of high cost deposits. Additionally, growth of the Company's average earning assets also supported the margin increase. Average earning assets increased 9%, or $31.3 million, to $383.2 million as of March 31, 2000, from $351.9 million as of March 31, 1999.

         Provision and Allowance for Loan Losses. Provision expense for the three months ended March 31, 2000 totaled $300,000 compared to none recorded in the three months ended March 31, 1999. This provision for loan losses was over five time's net charge off during the quarter. Up 11% from the $2.7 million level as of December 31, 1999, the allowance for loan losses of $3.0 million as of March 31, 2000 represents .85% of total loans and 241% of non-performing loans. The increase of $540,000 from $2.4 million at March 31, 1999 was intended to support the normal potential loss content in the growth of the Company's loan portfolio. Key indicators of asset quality have remained positive, while the average level of outstanding loans have increased to $347.0 million for the quarter ended March 31, 2000 from $337.5 million for the quarter ended December 31, 1999, and $268.0 million for the quarter ended March 31, 1999.

         The allowance for loan losses represents management's recognition of the risks of extending credit and its evaluation of the potential loss content of the loan portfolio. The Company maintains an allowance for loan losses based upon, among other things, such factors as the amount of problem loans, general economic conditions, historical loss experience, and the evaluation of the underlying collateral including holding and disposal costs. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management. Management actively monitors the Company's asset quality and will charge off loans against the allowance for loan losses when appropriate and will provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. The following table presents, for the period indicated, an analysis of the allowance for loan and lease losses and other related data.

      ALLOWANCE FOR LOAN LOSSES ANALYSIS (in thousands)                     Three months ended
                                                                                March 31,
                                                                      --------------------------------
                                                                         2000               1999
                                                                      -------------     --------------
                                                                      (unaudited)        (unaudited)
      Average total loans                                            $     346,992       $    268,010
                                                                      =============       ============

      Total loans at end of period                                   $     352,390       $    265,903
                                                                      =============       ============

      Allowance at beginning of period                               $       2,739       $      2,590
          Charge-offs                                                         (67)               (166)
          Recoveries                                                            12                 20
          Provision for loan losses                                            300                ---
                                                                      -------------       ------------
      Allowance at end of period                                     $       2,984       $      2,444
                                                                      =============       ============

      Annualized net charge-offs to average total loans                       0.06%              0.22%

      Allowance to total loans at end of period                               0.85%              0.92%

         NONINTEREST INCOME. Total noninterest income increased by $704,000, or 69%, to $1.7 million for the three months ended March 31, 2000, from $1.0 million for the three months ended December 31, 1999 and by $804,000, or 87%, from $927,000 for the three months ended March 31, 1999. These increases were primarily attributable to mortgage banking fees at First Western.

         Noninterest Expenses. Noninterest expense, before amortization expense, increased by $931,000, or 20%, to $5.85 million for the three months ended March 31, 2000, from $4.6 million for the three months ended December 31, 1999. Non-interest expenses increased by $750,000 or 16%, from $4.8 million for the three months ended March 31, 1999. This increase is largely attributable to operating expenses of First Western and to a lesser degree the increasing costs of employee related and occupancy expenses generated by internal growth.

         The efficiency ratio, before amortization expense, was 68% for the quarter ended March 31, 2000, compared to 76% for the first quarter of 1999 and 62% for the fourth quarter of 1999. The improvements in the efficiency ratio throughout 1999 were achieved through management's concerted effort to consolidate operating activities of branches and recently acquired banks. The decrease from the fourth quarter of 1999 to the first quarter of 2000 is generally attributable to the acquisition of First Western.

          INCOME TAXES. For six years, Vail Banks has utilized a net operating loss ("NOL") carryforward obtained from a 1993 merger. Under GAAP requirements, net income includes an equivalent expense that would have been paid for taxation. A federal taxation rate of 34% was used during 1999 and a federal taxation rate of 36.5% is being used during 2000 for this purpose. The taxes saved by use of the NOL carryforward before 1999 have been recorded directly to additional paid-in capital, resulting in a reduction in reported earnings, which is offset by an increase to additional paid-in capital.

         NON-PERFORMING ASSETS. The Company's non-performing assets consist of nonaccrual loans, restructured loans, and other real estate owned.
Non-performing assets were $1.6 million as of March 31, 2000, (0.34% of total assets) compared with $2.1 million as of December 31, 1999, (0.46% of total assets) and $581,000 as of March 31, 1999 (0.13% of total assets). The following table presents information regarding non-performing assets as of the dates indicated:

      NON-PERFORMING ASSETS  (in thousands)                                               March 31,
                                                                                -------------------------------
                                                                                    2000             1999
                                                                                -------------    --------------
                                                                                (unaudited)       (unaudited)

      Nonaccrual loans                                                         $       1,236      $        132
      Restructured loans                                                                 ---               ---
                                                                                -------------      ------------
                      Total non-performing loans                                       1,236               132
      Foreclosed properties                                                              386               449
                                                                                -------------      ------------
                      Total non-performing assets                                      1,622               581
      Loans 90 days or more past due and accruing                                        ---                57
                                                                                -------------      ------------
           Total risk assets                                                   $       1,622      $        638
                                                                                =============      ============

      Non-performing loans to total loans                                              0.35%             0.05%

      Non-performing assets to total loans plus foreclosed properties                  0.46%             0.22%

      Non-performing assets to total assets                                            0.34%             0.13%

      Risk assets to total loans plus foreclosed properties                            0.46%             0.24%

         The increase in non-performing assets since March 31, 1999 is comprised primarily of two loans, both of which were in a previously acquired bank's loan portfolio. Management believes Vail Banks is adequately collateralized to recover the majority of the balance of these nonaccrual loans. Vail Banks has reviewed and analyzed each of these loans and has implemented strategies to resolve the issues with the few loans that caused these measures to rise. Management generally obtains and maintains appraisals on real estate collateral. Management is not aware of any adverse trends relating to Vail Banks' loan portfolio.

CAPITAL RESOURCES

       Vail Banks currently maintains risk-weighted capital and leverage (Tier 1 capital to average total assets) ratios in excess of the minimum for a "well capitalized" designation. The company's Tier 1 leverage ratio was 10.37% as of March 31, 2000, down from 10.76% as of December 31, 1999, and 11.43% as of March 31, 1999. The total risk-based capital ratio decreased to 11.24% as of March 31, 2000 from 11.59% as of December 31, 1999 and 12.28% as of March 31, 1999. The decrease in the total risk-based capital ratio experienced in 1999 and for the first quarter of 2000 was largely attributable to a shift from federal funds sold to loans, which are assigned a higher risk weighting.

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


YEAR 2000 COMPLIANCE

      Vail Banks did not experience any disruptions in its operations or activities as a result of the so-called "Year 2000" problem. In addition, Vail Banks did not incur material expenses in correcting perceived or suspected Year 2000 problems. Furthermore, Vail Banks is not aware that any of its suppliers or customers have experienced any material disruptions in their operations or activities due to Year 2000 problems. Vail Banks does not expect to encounter any such problems in the foreseeable future, although it continues to monitor its computer operations for signs or indications of such problems.

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


SUBSEQUENT EVENTS

Dividend Declaration

         On April 24, 2000 Vail Banks declared a cash dividend of $.04 per share payable on May 18, 2000 to shareholders of record on May 4, 2000. This is the first dividend the Company has paid since becoming a public company in December 1998. The Company declared this dividend to enhance shareholder value.

De Novo Branch Application

         A Notice of Intent to Establish a Branch Banking Facility has been filed by the Company to establish a de novo branch in Aspen, Colorado. Aspen, a popular resort community on the Western Slope of Colorado, is located adjacent to the Company's Garfield County market. It is anticipated this branch will open during the second quarter of 2000.

Estes Bank Merger Announced

         The boards of directors of Estes Bank Corporation and Vail Banks, Inc. have agreed on a merger transaction that will result in United Valley Bank becoming part of WestStar Bank. United Valley Bank operates branches in Estes Park, Granby and Grand Lake, Colorado. United Valley is expected to have assets of approximately $90 million when the merger is completed in mid 2000. If the

Merger is approved, Estes Bank shareholders will receive in total approximately $21.5 million in cash and shares of Vail Banks common stock in proportion to their respective holdings of Estes Bank stock. The combined entity is anticipated to have assets in excess of $575 million. It is anticipated that marketable investment securities will be sold to fund the cash portion of this purchase.

FORWARD LOOKING STATEMENTS

         The discussion in this report contains forward-looking statements including, without limitation, statements relating to the Company's Year 2000 compliance, which are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will be correct or realized. The forward-looking statements involve risks and uncertainties that affect the Company's operations, financial performance and other factors and discussed in the Company's filings with the Securities and Exchange Commission. These risks include the impact of economic conditions and interest rates, loan losses, risks related to the execution of the Company's growth strategy, the possible loss of key personnel, factors that could affect the Company's ability to complete in its trade areas, changes in regulations and government policies and other factors discussed in the Company's filing with the Securities and Exchange Commission. In particular, risks related to the Company's year 2000 compliance include those discussed under the heading "Year 2000 Compliance" in this report.

                            PART II OTHER INFORMATION


Item 6.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

                  (a)      EXHIBITS
                           --------

         The following exhibits are required to be filed with this Report on 10-QSB by Item 601 of Regulation S-B.

         EXHIBIT
           NO.             DESCRIPTION OF EXHIBIT
         -------           ----------------------

             2.1 Agreement and Plan of Reorganization, dated March 21, 2000, by and between Estes Bank Corporation, Jack G. Haselbush, Bradley D. Sishc and Vail Banks, Inc.

            27.1           Financial Data Schedule (for SEC use only)

                  (b)      REPORTS ON FORM 8-K.
                           -------------------

            There were no 8-K filings.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           VAIL BANKS, INC.
                                           (REGISTRANT)


    Date:  May 12, 2000                     /s/ Lisa M. Dillon
                                           -------------------------------------
                                           Lisa M. Dillon,
                                  Title:   President and Chief Executive Officer



    Date:  May 12, 2000                     /s/ Peg A. Brown
                                           -------------------------------------
                                           Peg A. Brown
                                  Title:   Executive Vice President and
                                             Controller of WestStar Bank
                                           (principal financial officer)