Form 10QSB
period 2000-06-30
VAIL BANKS INC
filed 2000-08-14
CIK 1035770

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTERLY PERIOD ENDED June 30, 2000

Commission File Number 000-25081

Vail Banks, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado	84-250561
(State or other jurisdiction of	(I.R.S. Employer Identification
Incorporation or organization)	Number)

108 South Frontage Road West, Vail, Colorado 81657
(Address of principal executive offices)      (Zip Code)

Issuer's telephone number, including area code: (970) 476-2002

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/

               State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of July 31, 2000, there were 6,419,097 shares of common stock ($1.00 par value per share) outstanding.

Vail Banks, Inc.

INDEX

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheet at June 30, 2000 and December 31, 1999	3
	Consolidated Statements of Income for the Three and Six Months Ended
	June 30, 2000 and 1999	4
	Consolidated Statements of Cash Flows for the Six Months Ended
	June 30, 2000 and 1999	5
	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	7

PART II OTHER INFORMATION

Item 4.	Submissions of Matters to a Vote of Security Holders	13

Item 6.	Exhibits and Reports on Form 8-K	13

PART I     FINANCIAL INFORMATION

Item 1.          FINANCIAL STATEMENTS

Vail Banks, Inc.
Consolidated Balance Sheets
(in thousands)

ASSETS	June 30, 2000	December 31, 1999
	(unaudited)

Cash and due from banks	$22,361	$29,971
Investment securities, available for sale	28,564	31,446
Investment securities, held to maturity	5,289	5,345

Loans	356,547	336,735
Allowance for loan losses	(3,192) ---------------------	(2,739) -----------------
Net loans	353,355	333,996

Premises and equipment, net	34,787	34,954
Interest receivable	2,868	2,724
Intangible assets	25,067	24,177
Other assets	2,323 --------------------	2,349 -----------------
	$474,614 ============	$464,962 ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Deposits:
Non-interest bearing	$82,181	$86,991
Interest bearing	291,943 -------------------	285,751 -----------------
Total deposits	374,124	372,742

Short-term borrowings:
Federal funds purchased	855	11,060
FHLB advances	35,000 --------------------	19,000 -----------------
Total short-term borrowings	35,855	30,060

Interest payable and other liabilities	2,772 --------------------	2,778 -----------------
Total liabilities	412,751	405,580

Minority interest	679 --------------------	655 -----------------

Shareholders' equity
Common stock	6,081	6,069
Additional paid-in capital	46,755	46,747
Retained earnings	8,821	6,378
Accumulated other comprehensive income (loss), net of taxes	(473) --------------------	(467) -----------------
Total shareholders' equity	61,184 --------------------	58,727 -----------------
	$474,614 ===========	$464,962 ==========

See accompanying notes to consolidated financial statements.

Vail Banks, Inc.
Consolidated Statements of Income and Comprehensive Income
(in thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2000	1999	2000	1999
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Interest income
Interest and fees on loans	$9,680	7,858	18,708	14,755
Interest on investment securities	506	547	1,011	1,040
Interest on federal funds sold and other short-term investments	--- --------------	282 --------------	7 ---------------	806 ----------------
Total interest income	10,186 --------------	8,687 --------------	19,726 ---------------	16,601 ----------------
Interest expense
Deposits	2,898	2,554	5,622	5,176
Short-term borrowings	693	---	1,167	---
Notes payable	--- --------------	--- --------------	--- ---------------	14 ----------------
Total interest expense	3,591 --------------	2,554 --------------	6,789 ---------------	5,190 ----------------
Net interest income	6,595	6,133	12,937	11,411
Provision for loan losses	300 --------------	80 --------------	600 ---------------	80 ----------------
Net interest income after provision for loan losses	6,295 --------------	6,053 --------------	12,337 ------------------	11,331 ----------------
Non-interest income
Deposit related	682	609	1,341	1,148
Mortgage banking	544	---	1,019	---
Other	595 --------------	372 --------------	1,192 ---------------	760 ----------------
	1,821 --------------	981 --------------	3,552 ---------------	1,908 ----------------
Non-interest expense
Salaries and employee benefits	3,067	2,399	6,105	5,012
Occupancy	573	613	1,223	1,184
Furniture and equipment	648	460	1,318	899
Amortization of intangible assets	274	241	547	475
Other	1,182 --------------	1,303 --------------	2,339 ---------------	2,445 ----------------
	5,744 --------------	5,016 --------------	11,532 ---------------	10,015 ----------------
Income before income taxes	2,372	2,018	4,357	3,324
Income tax	867 --------------	765 --------------	1,670 ---------------	1,255 ----------------
Net income	1,505	1,253	2,687	1,969
Unrealized gain (loss) on available for sale securities	91 --------------	(365) --------------	(6) ---------------	(362) ----------------
Comprehensive income	$1,596 ========	888 =========	2,681 ==========	1,607 ==========
Earnings per share
Basic	$.25 ========	.21 =========	.44 =========	.33 =========
Diluted	$.25 ========	.21 =========	.44 =========	.32 =========
Average common shares
Basic	6,042,432	6,040,608	6,042,119	6,040,608
Diluted	6,108,924	6,087,662	6,108,397	6,108,466

See accompanying notes to consolidated financial statements.

Vail Banks, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2000	1999
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$2,687	$1,969
Adjustments to reconcile net income to net cash provided from operating activities, net of effects of purchase business combinations:
Amortization of intangible assets	547	475
Depreciation and amortization of premises and equipment	1,068	978
Provision for loan losses	600	80
Recognition of stock compensation on restricted stock	19	---
Net amortization of premiums on investment securities	31	82
Deferred income tax expense	---	690
Changes in operating assets and liabilities:
(Increase) in interest receivable	(144)	(74)
(Increase) decrease in intangible and other assets	666	(1,000)
(Decrease) in interest payable and other liabilities	(494)	(2,798)
Other, net	24 -------------------	--- ---------------------
Net cash provided by operating activities	5,004 -------------------	402 --------------------

Cash flows from investing activities, net of effects of purchase business combinations
Net decrease in federal funds sold	---	29,455
Purchase of investment securities available for sale	(663)	(16,873)
Proceeds from maturities of investment securities held to maturity	60	2,178
Proceeds from maturities of investment securities available for sale	3,474	11,080
Net decrease (increase) in loans	(20,560)	(31,410)
Purchase of premises and equipment	(787)	(3,287)
Net cash paid for acquisitions	(1,071) -------------------	--- ---------------------
Net cash used in investing activities	(19,547) -------------------	(8,857) ---------------------

Cash flows from financing activities, net of effects of purchase business combinations
Net increase in deposits	1,382	5,192
Net increase (decrease) in federal funds purchased	(10,205)	---
Net increase in FHLB advances	16,000	---
Repayments of notes payable	---	(1,114)
Dividends paid	(244) -------------------	--- ---------------------
Net cash provided by financing activities	6,933 -------------------	4,078 ---------------------
Net decrease in cash and due from banks	(7,610)	(4,377)
Cash and due from banks at beginning of period	29,971 -------------------	28,469 ---------------------
Cash and due from banks at end of period	$22,361 ===========	24,092 ============

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest expense	$6,861 ===========	$5,356 ============
Income taxes	$1,550 ===========	$490 ============
Noncash investing and financing transactions Foreclosure of collateralized loans, net of reserve	$601 ===========	$158 ============

See accompanying notes to consolidated financial statements.

Vail Banks, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2000

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

          In the opinion of management all adjustments necessary, consisting of only normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the full year.

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

(4)       Accounting for Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS No. 137), which is effective for years beginning after June 15, 2000. Vail Banks has not engaged in the use of derivatives and does not conduct hedging activities; thus management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of Vail Banks.

(5)       Investment Securities

          Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at cost, adjusted for amortization or accretion of premiums or discounts. Other investment securities are classified as available-for-sale and reported at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of shareholders' equity, and the change of such gains and losses are reported as other comprehensive income. Transfer of securities between categories is recorded at the lower of cost or fair value on the date of transfer.

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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATION

Basis of Presentation

          The following discussion and analysis provides information regarding Vail Banks' financial condition as of June 30, 2000, and its results of operations for the three and six months ended June 30, 2000, in comparison to the three and six months ended June 30, 1999. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB, and in conjunction with Vail Banks' Annual Report on Form 10-KSB for the year ended December 31, 1999.

Overview

          Net income was $2.7 million for the six months ended June 30, 2000, up from $2.0 million for the six months ended June 30, 1999, an increase of 36%. Net income for the three months ended June 30, 2000, was $1.5 million, up $323,000, or 27%, from $1.2 million for the quarter ended March 31, 2000, and up $252,000 from $1.3 million for the quarter ended June 30, 1999, a 20% increase.

          Diluted earnings per share for the six months ended June 30, 2000, was $0.44 compared to $0.32 for the six months ended June 30, 1999, an increase of 38%, and $0.25 for the quarter ended June 30, 2000, a 19% increase over $0.21 for the quarter ended June 30, 1999.

          As the result of acquisitions since 1995, Vail Banks had goodwill of $25 million and $24 million at June 30, 2000, and December 31, 1999, respectively. Since the amortization of goodwill does not result in a cash expense, Vail Banks believes that supplemental reporting of its operating results on a "cash" (or "tangible") basis (which excludes the effect of amortization of goodwill) represents a relevant measure of financial performance. The supplemental cash basis data presented herein does not exclude the effect of other non-cash operating expenses such as depreciation, provision for loan losses, or deferred income taxes associated with the results of operations.

          On an operating basis, cash earnings (defined as net income plus amortization) for the six months ended June 30, 2000, was $3.2 million ($0.53 per share, diluted) compared with $2.4 million for the six months ended June 30, 1999, ($0.40 per share, diluted), an increase of 33% in cash earnings and 32% in diluted earnings per share. For the quarter ended June 30, 2000, cash earnings were $1.8 million ($0.29 per share, diluted) compared to $1.46 million ($0.24 per share diluted) for the quarter ended March 31, 2000, and $1.5 million ($0.25 per share diluted) for the quarter ended June 30, 1999. This quarter's cash operating income increased 22% from first quarter of 2000 and 19% from second quarter of 1999.

          Operating income (cash earnings) to average tangible assets was 1.57% for the quarter ended June 30, 2000, and 1.44% for the six months ended June 30 compared to 1.46% for the quarter ended June 30, 1999, and 1.20% year to date as of June 30, 1999.

          The return on average equity was 10.01% for the quarter ended June 30, 2000, compared to 7.98% for the quarter ended March 31, 2000, and 9.05% for the quarter ended June 30, 1999.

Consolidated Condensed Balance Sheets

          The Company's assets increased by $9.7 million or 2%, to $474.6 million as of June 30, 2000, from $465.0 million as of December 31, 1999, and by $32.8 from June 30, 1999, total assets of $441.8 million. During the quarter ended June 30, 2000, assets increased by $306,000 from March 31, 2000, as the Company sold loan participations totaling $8.5 million.

          Cash and due from other bank balances decreased by $2.0 million, or 8%, from $24.3 million at March 31, 2000, to $22.4 million at June 30, 2000, as management continues to make a concerted effort to decrease cash on hand and balances maintained in correspondent banks. From December 31, 1999, to June 30, 2000, cash balances decreased by $7.6 million or 25%. Cash was higher than average at December 31, 1999, due to the seasonal fluctuations of our resort communities and the excess cash maintained for compliance with our Year 2000 contingency plan.

          During the three months ended June 30, 2000, the loan portfolio increased $4.2 million, or 1%, from March 31, 2000. While the healthy Colorado economy has offered opportunities for high quality loan growth, the seasonality of WestStar's deposits requires the Company to utilize alternate sources of funding during non-peak deposit periods. During the quarter, management sold loan participations totaling $8.5 million to generate additional liquidity for lending. Total loans at June 30, 2000, were $356.5 million compared to $300.4 million at June 30, 1999, a 19% increase.

          Investment securities were $33.9 million as of June 30, 2000, compared to $35.0 million as of March 31, 2000, (a decrease of 3%) and $36.8 million as of December 31, 1999, (a decrease of 8%).

          The increase in intangible assets from $24.2 million at December 31,1999, to $25 million at June 30, 2000, is the result of the acquisition of First Western.

          Deposits increased by $1.4 million from $372.7 million as of December 31, 1999, to $374.1 million at June 30, 2000, and decreased by $6.4 million, or 2%, from $380.5 million as of March 31, 2000. The decrease in deposits experienced in the second quarter of 2000 was largely attributable to seasonal factors.

          During the second quarter of 2000, noninterest-bearing deposits increased by $3.8 million, or 5%, while interest-bearing deposits decreased by $10.1 million, or 3%, as compared to March 31, 2000. Noninterest-bearing demand deposits comprised 22% of total deposits as of June 30, 2000, 21% as of March 31, 2000, 23% as of December 31, 1999, and 22% as of June 30, 1999. This stability in the mix of non-interest deposits to total deposits was maintained throughout 1999.

          There were no federal funds sold at either June 30, 2000, or March 31, 2000. Federal funds purchased and Federal Home Loan Bank borrowings increased $6.4 million, or 22%, from March to June 2000. The absence of federal funds sold and the presence of short- term borrowings is a result of funding the growth in the loan portfolio while total deposits have remained relatively unchanged. There were no federal funds purchased or short-term borrowings outstanding at June 30, 1999.

Results Of Operations

          Net Interest Income. Net interest income was $6.6 million for the three months ended June 30, 2000, compared to $6.3 million (a 4% increase) for the three months ended March 31, 2000, and $6.1 million for the three months ended June 30, 1999, (a 7.5% increase).

          The interest margin on a fully tax equivalent basis for the six months ended June 30, 2000, was 6.74% compared to 6.58% for the six months ended June 30, 1999. The net interest margin of 6.77% for the quarter ended June 30, 2000, compares favorably to 6.70% for the quarter ended March 31, 2000, but was less than the 7.03% earned during the second quarter of 1999. The increase from first to second quarter of 2000 was due primarily to the increase in yield on average earning assets from 10.05% to 10.44%, a 39 basis points improvement, while the cost of interest bearing liabilities increased to 4.28% in the second quarter from 3.96% in the first quarter, an increase of 32 basis points.

          Additionally, growth of the Company's average earning assets during the second quarter also supported the margin increase. Average earning assets increased $10.7 million, to $393.9 million as of June 30, 2000, from $383.2 million as of March 31, 2000, and from $352.2 million as of June 30, 1999. The margin has remained stable in the past nine months, staying in the 6.70% to 6.77% range despite increases in short term interest rates by the Federal Reserve Bank of 125 basis points.

          Provision and Allowance for Loan Losses. Provision expense for the six months ended June 30, 2000, totaled $600,000 compared to $80,000 recorded in the six months ended June 30, 1999. This provision for loan losses covered net charge offs for the first six months of 2000 by over 400%. The allowance for loan losses of $3.2 million as of June 30, 2000, increased 16.5% from the $2.7 million level as of December 31, 1999, and 7% from the $3.0 million level as of March 31, 2000, and it represents .90% of total loans and 225% of non-performing loans. The increase of $680,000, or 27%, from $2.5 million at June 30, 1999, was intended to support the normal potential loss content in the growth of the Company's loan portfolio. Key indicators of asset quality such as net charge-offs as a percentage of total loans, non-performing loans to total loans, and provision for loan losses coverage of net charge-offs have remained positive, while the average level of outstanding loans has increased to $359.5 million for the quarter ended June 30, 2000, from $347 million for the quarter ended March 31, 2000, and $286 million for the quarter ended June 30, 1999.

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

Allowance for Loan Losses Analysis (in thousands)	Six months ended June 30,
	2000	1999
	(unaudited)	(unaudited)

Average total loans	$353,245 ============	$277,072 ===========

Total loans at end of period	$356,547 ============	$300,443 ===========

Allowance at beginning of period	$2,739	$2,590
Charge-offs	(165)	(204)
Recoveries	18	46
Provision for loan losses	600 --------------------	80 -------------------
Allowance at end of period	$3,192 ============	$2,512 ===========

Annualized net charge-offs to average total loans	0.08%	0.11%

Allowance to total loans at end of period	0.90%	0.84%

          Non-interest Income. Total non-interest income increased by $1.6 million, or 86%, to $3.6 million for the six months ended June 30, 2000, from $1.9 million for the six months ended June 30, 1999, and by $90,000, or 5%, for the quarter ended June 30, 2000, from the quarter ended March 31, 2000. These increases were primarily attributable to an increase in deposit related fees and mortgage banking fees at First Western.

          Non-interest Expense. Non-interest expense, before amortization expense, increased by $1.4 million, or 15%, to $11.0 million for the six months ended June 30, 2000, from $9.5 million for the six months ended June 30, 1999. This increase is largely attributable to operating expenses of First Western and to a lesser degree the increasing costs of employee related and occupancy expenses generated by internal growth. During the three months ended June 30, 2000, non-interest expenses decreased $44,000 from the three months ended March 31, 2000. Decreases in occupancy and furniture and fixtures expenses more than offset the moderate increases in salaries and employee benefits.

          The efficiency ratio, before amortization expense, decreased to 65% for the quarter ended June 30, 2000, from 68% for the quarter ended March 31, 2000, compared to 67% for the second quarter of 1999. The efficiency ratio for the first six months of 2000 was 67% compared to 72% for the same period in 1999. The improvements in the efficiency ratio throughout 1999 and continuing in 2000 were achieved through management's concerted effort to consolidate operating activities of branches and recently acquired banks.

          Income Tax. For six years, Vail Banks has utilized a net operating loss ("NOL") carryforward obtained from a 1993 merger. Under GAAP requirements, net income includes an equivalent expense that would have been paid for taxation. A federal taxation rate of 34% was used during 1999 and a federal taxation rate of 36.5% is being used during 2000 for this purpose. The tax benefit received by use of the NOL before 1999 has been recorded as a charge to reported earnings with an offset to increase additional paid in capital. The result of these entries has no effect on total shareholders' equity.

          Non-performing Assets. The Company's non-performing assets consist of nonaccrual loans, restructured loans, and other real estate owned. Non-performing assets were $1.8 million as of June 30, 2000, (.38% of total assets) compared with $1.6 million as of March 31, 2000, (0.34% of total assets), $2.1 million as of December 31, 1999, (0.46% of total assets) and $651,000 as of June 30, 1999, (0.15% of total assets). The following table presents information regarding non-performing assets as of the dates indicated:

Non-performing Assets (in thousands)	June 30, -------------------------------------------------
	2000	1999
	(unaudited)	(unaudited)

Nonaccrual loans	$1,420	$202
Restructured loans	--- --------------	--- --------------
Total non-performing loans	1,420	202
Foreclosed properties	391 --------------	449 --------------
Total non-performing assets	1,811	651
Loans 90 days or more past due and accruing	6 --------------	467 --------------
Total risk assets	$1,817 ========	$1,118 ========

Non-performing loans to total loans	0.40%	0.07%

Non-performing assets to total loans plus foreclosed properties	0.51%	0.22%

Non-performing assets to total assets	0.38%	0.15%

Risk assets to total loans plus foreclosed properties	0.51%	0.37%

          The increase in non-performing assets since June 30, 1999, is comprised primarily of two loans, both of which were in a previously acquired bank's loan portfolio. Management believes Vail Banks is adequately collateralized to recover the majority of the balance of these nonaccrual loans. Vail Banks has reviewed and analyzed each of these loans and has implemented strategies to resolve the issues that caused the situation to occur. Management generally obtains and maintains appraisals on real estate collateral. Management is not aware of any adverse trends relating to Vail Banks' loan portfolio.

Capital Resources

          As of June 30, 2000, Vail Banks maintained risk-weighted capital and leverage (Tier 1 capital to average total assets) ratios in excess of the minimum for a "well capitalized" designation. The Company's Tier 1 leverage ratio was 10.87% as of June 30, 2000, 10.37% as of March 31, 2000, 10.76% as of December 31, 1999, and 10.58% as of June 30, 1999. The total risk-based capital ratio increased to 11.80% as of June 30, 2000, from 11.24% as of March 31, 2000, 11.59% as of December 31, 1999, and 11.38% as of June 30, 1999. The decrease in the total risk-based capital ratio experienced in 1999 and for the first quarter of 2000 was largely attributable to a shift from federal funds sold to loans, which are assigned a higher risk weighting. The improvement during the second quarter was the result of an increase in the real estate loans that qualify for a lower risk rating and a decrease in off balance sheet assets, including letters of credit and unfunded loan commitments with maturities exceeding one year.

          Based on management projections, Tier 1 capital may fall below "well capitalized" during the third quarter as the result of the acquisition of Estes Bank Corporation. Management intends to continue building capital levels to maintain a "well capitalized" designation.

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

          WestStar Bank has established lines of credit with the Federal Home Loan Bank of Topeka, Bankers' Bank of the West, and Wells Fargo. As of June 30, 2000, borrowing lines totaled $102 million. Of this amount, $12 million was a stand by letter of credit pledged as collateral for uninsured public fund deposits. Both the Federal Fund lines at Bankers' Bank and Wells Fargo require periodic rest periods throughout the year. During these periods, our borrowing lines are reduced by $25 million.

SUBSEQUENT EVENTS

Dividend Declaration

          On July 24, 2000, Vail Banks declared a cash dividend of $.04 per share payable on August 18, 2000, to shareholders of record on August 4, 2000.

Estes Bank Merger

          On July 14, 2000, Vail Banks completed the acquisition of Estes Bank Corporation and its wholly owned subsidiary, United Valley Bank, and subsequently merged United Valley Bank into WestStar. On the date of the merger, United Valley had loans of $51 million, deposits of $77 million, and offices in Estes Park, Granby and Grand Lake, Colorado. The former Chairman and CEO, and the former President will remain with the Vail Banks organization. Estes Bank Corporation shareholders received 337,917 shares of Vail Banks common stock and approximately $18 million in cash. The merger was accounted for as a purchase.

Forward Looking Statements

          The discussion in this report contains forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that affect the Company's operations, financial performance and other factors discussed in the Company's filings with the Securities and Exchange Commission. These risks include the impact of economic conditions and interest rates, loan losses, risks related to the execution of the Company's growth strategy, the possible loss of key personnel, factors that could affect the Company's ability to complete in its trade areas, changes in regulations and government policies and other factors discussed in the Company's filings with the Securities and Exchange Commission. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will be correct or realized.

PART II     OTHER INFORMATION

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 16, 2000, the Company held its annual meeting of shareholders. At that meeting, the following items were submitted to a vote of security holders with the following results:

1.     The following directors were elected:
Name	Term	Votes Cast For Election	Votes Cast Against Election	Votes Withheld	Abstentions	Broker Non-Votes

Dennis R. Devor	3 years	5,331,037	0	24,080	0	0
Lisa M. Dillon	3 years	5,331,037	0	24,080	0	0
Kent Myers	3 years	5,331,037	0	37,894	0	0
E. William Wilto	3 years	5,331,037	0	24,080	0	0

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

VAIL BANKS, INC. (Registrant)
_________________________________ John R. Spruill Title: President and Chief Executive Officer

Date: August 14, 2000
________________________________ Peter G. Williston Title: Senior Executive Vice President and Chief Financial Officer
Date: August 14, 2000