Form 10QSB
period 2000-09-30
VAIL BANKS INC
filed 2000-11-14
CIK 1035770

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTERLY PERIOD ENDED September 30, 2000

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

As of October 31, 2000, there were 6,470,347 shares of common stock ($1.00 par value per share) outstanding.

Vail Banks, Inc.

PART I       FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

Vail Banks, Inc.
Consolidated Balance Sheets
(in thousands)

ASSETS	September 30, 2000	December 31, 1999
	(unaudited)

Cash and due from banks	$22,708	$29,971
Investment securities, available for sale	28,052	31,446
Investment securities, held to maturity (fair value of $5,244 and $5,289 as of September 30, 2000 and December 31, 1999, respectively)	5,269	5,345
Loans held for sale	1,621	---

Loans	423,999	336,735
Allowance for loan losses	(4,223)	(2,739)
Net loans	419,776	333,996

Premises and equipment, net	40,294	34,954
Interest receivable	3,333	2,724
Intangible assets, net	38,461	24,177
Other assets	3,174	2,349
	$562,688	$464,962
	===============	=============
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Deposits:
Non-interest bearing	$101,017	$86,991
Interest bearing	370,160	285,751
Total deposits	471,177	372,742

Short-term borrowings:
Federal funds purchased	6,595	11,060
FHLB advances	15,000	19,000
Total short-term borrowings	21,595	30,060

Interest payable and other liabilities	3,573	2,778
Total liabilities	496,345	405,580

Minority interest	687	655

Shareholders' equity
Common stock	6,470	6,069
Additional paid-in capital	49,580	46,747
Retained earnings	9,953	6,378
Accumulated other comprehensive loss, net of taxes	(347)	(467)
Total shareholders' equity	65,656	58,727
	$562,688	$464,962
	===============	=============
See accompanying notes to unaudited consolidated financial statements.

Vail Banks, Inc.
Consolidated Statements of Income and Comprehensive Income
(in thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Interest income
Interest and fees on loans	$11,277	8,478	29,985	23,233
Interest on investment securities	487	574	1,498	1,614
Interest on federal funds sold and other short-term investments	6	42	13	848
Total interest income	11,770	9,094	31,496	25,695
Interest expense
Deposits	3,821	2,601	9,443	7,777
Short-term borrowings	516	27	1,683	41
Total interest expense	4,337	2,628	11,126	7,818
Net interest income	7,433	6,466	20,370	17,877
Provision for loan losses	147	150	747	230
Net interest income after provision for loan losses	7,286	6,316	19,623	17,647
Non-interest income
Deposit related	717	640	2,058	1,788
Mortgage broker fees	845	---	1,864	---
Other	739	395	1,931	1,155
	2,301	1,035	5,853	2,943
Non-interest expense
Salaries and employee benefits	3,831	2,476	9,936	7,488
Occupancy	756	597	1,979	1,781
Furniture and equipment	784	398	2,102	1,297
Amortization of intangible assets	365	253	912	728
Other	1,508	1,253	3,847	3,698
	7,244	4,977	18,776	14,992
Income before income taxes	2,343	2,374	6,700	5,598
Income taxes	955	894	2,625	2,149
Net income	1,388	1,480	4,075	3,449
Unrealized gain (loss) on available for sale securities, net of taxes	126	(78)	120	(440)
Comprehensive income	$1,514	1,402	4,195	3,009
Earnings per share	==========	==========	===========	===========
Basic	$0.22	0.25	0.66	0.57
	==========	==========	===========	===========
Diluted	$0.22	0.24	0.65	0.57
	==========	==========	===========	===========
Weighted average common shares
Basic	6,330,619	6,040,608	6,138,988	6,040,608
Diluted	6,452,393	6,079,916	6,223,899	6,098,845

See accompanying notes to unaudited consolidated financial statements.

Vail Banks, Inc.
Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended September 30,
	2000	1999
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$4,075	$3,449
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	912	728
Depreciation and amortization of premises and equipment	1,629	1,624
Provision for loan losses	747	230
Recognition of stock compensation on restricted stock	42	---
Net amortization of premiums on investment securities	44	123
Deferred income tax expense	55	331
Changes in operating assets and liabilities, net of effect of purchase business combinations:
Decrease (increase) in interest receivable	18	(308)
Decrease (increase) in intangible and other assets	861	(1,259)
Decrease in interest payable and other liabilities	(806)	(2,504)
Other, net	32	---
Net cash provided by operating activities	7,609	2,414

Cash flows from investing activities, net of effect of purchase business combinations
Net decrease in federal funds sold	4,370	43,105
Purchase of investment securities available for sale	(663)	(16,895)
Proceeds from sales of investment securities available for sale	19,799	---
Proceeds from maturities of investment securities held to maturity	81	2,230
Proceeds from maturities of investment securities available for sale	4,385	14,442
Net increase in loans held for sale	(1,621)	---
Net increase in loans	(37,525)	(54,782)
Purchase of premises and equipment	(3,034)	(3,683)
Net cash paid for acquisitions	(14,230)	---
Net cash used in investing activities	(28,438)	(15,583)

Cash flows from financing activities, net of effect of purchase business combinations
Net increase (decrease) in deposits	22,520	(5,197)
Net (decrease) increase in federal funds purchased	(4,465)	21,075
Net decrease in FHLB advances	(4,000)	---
Repayments of notes payable	---	(1,114)
Issuance of common stock	11	---
Dividends paid	(500)	---
Net cash provided by financing activities	13,566	14,764
Net (decrease) increase in cash and due from banks	(7,263)	1,595
Cash and due from banks at beginning of period	29,971	28,469
Cash and due from banks at end of period	$22,708	$30,064
	===========	==========
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest expense	$11,002	$8,050
	===========	==========
Income taxes	$2,710	$1,460
	===========	==========

Vail Banks, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)
	Nine months ended September 30,
	2000	1999
	(unaudited)	(unaudited)

Noncash investing and financing transactions Foreclosure of collateralized loans, net of reserve	$508	$223
	===========	===========
Unrealized gain (loss) on investments available for sale, net	$120	$(440)
	===========	===========
Issuance of restricted common stock	$62	$-
	===========	===========

Intangible assets recorded in connection with acquisitions:
Cash outflows for business acquisitions (net of cash acquired)	$14,230	$-
Common stock issued	3,225	-
Notes payable issued	355	-
Acquisition costs	312	-
Total consideration	18,122	-
Net assets acquired (assets acquired less liabilities issued and assumed)	2,787	-
Goodwill recorded	$15,335	$-
	===========	===========
See accompanying notes to unaudited consolidated financial statements.

Vail Banks, Inc.
Notes to Unaudited Consolidated Financial Statements
As of September 30, 2000
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

          In the opinion of management, all adjustments necessary, consisting of only normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the full year.

(2)       Provision and Allowance for Loan Losses

          Vail Banks' lending personnel are responsible for the regular monitoring of the quality of the loan portfolio. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties and assesses estimated future cash flows from borrowers' operations and the liquidation of loan collateral. The allowance for loan losses is based primarily on management's estimate of possible loan losses from these procedures and historical experience. These estimates involve judgment and a certain level of subjectivity; changes in economic conditions may necessitate revisions in future years.

          Various regulatory agencies, as an integral part of their examination process, periodically review Vail Banks' allowance for loan losses. Such agencies may require Vail Banks to record additional provisions for potential losses based upon their evaluation of information available at the time of their examination.

(3)       Earnings Per Share

          The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Common equivalent shares are not included where inclusion would be antidilutive. In addition, the numerator is adjusted for any changes in net income that would have resulted from the assumed conversion of the potential common shares.

(4)       Accounting for Derivative Instruments and Hedging Activities

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS No. 137), which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Vail Banks has not engaged in the use of derivatives and does not conduct hedging activities; thus management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of Vail Banks.

(5)       Investment Securities

          Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at cost, adjusted for amortization or accretion of premiums or discounts. Other investment securities are classified as available-for-sale and reported at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of shareholders' equity, and the change in such gains and losses are reported as other comprehensive income. Transfer of securities between categories is recorded at fair value on the date of transfer.

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

(7)       United Valley Bank Merger

          On July 14, 2000, Vail Banks completed the acquisition of Estes Bank Corporation and its wholly owned subsidiary, United Valley Bank (collectively UVB), and subsequently merged United Valley Bank into WestStar. Estes Bank Corporation shareholders received 337,917 shares of Vail Banks common stock valued at $3.2 million and $17.7 million in cash. The merger was accounted for as a purchase and, accordingly, the results of operations of UVB have been included in the Company's consolidated financial statements from July 15, 2000. The excess of the purchase price over the fair value of the net identifiable assets acquired of $13.8 million has been recorded as goodwill and is being amortized on a straight-line basis over 25 years.

          Unaudited pro forma consolidated results of operations for the nine months ended September 30, 2000 and 1999 would have been as follows had the merger occurred as of the beginning of the period (in thousands, except per share data):
	Nine months ended September 30,
	2000	1999

Pro forma net interest income	$22,518	$20,947
Pro forma net income	$3,991	$4,344
Pro forma basic earnings per share	$0.62	$0.68
Pro forma diluted earnings per share	$0.61	$0.67
Pro forma basic weighted average common shares	6,476,905	6,378,525
Pro forma diluted weighted average common shares	6,561,816	6,436,762

          Pro forma adjustments have been applied to reflect the merger, including the addition of amortization expense on the goodwill generated from the merger.

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

          The following discussion and analysis provides information regarding Vail Banks' financial condition as of September 30, 2000, and its results of operations for the three and nine months ended September 30, 2000, in comparison to the three and nine months ended September 30, 1999. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB, and in conjunction with Vail Banks' Annual Report on Form 10-KSB for the year ended December 31, 1999.

          The following two acquisitions occurred which significantly impacted financial results during the time period between September 30, 1999 and 2000: (1) On January 1, 2000 WestStar Bank acquired First Western Mortgage Services, Inc., (First Western), a Colorado corporation, for consideration of $1.5 million that included cash and installment notes. (2) Effective July 14, 2000, Vail Banks completed the acquisition of Estes Bank Corporation and its wholly owned subsidiary, United Valley Bank (collectively, UVB), and subsequently merged United Valley Bank into WestStar (the Merger). The Merger consideration consisted of $17.7 million in cash and 337,917 shares of Vail Banks common stock. As of the merger date, UVB had assets of $84 million, net loans of $50 million, deposits of $76 million and equity capital of $7 million. The acquisitions have been accounted for under the purchase method, and accordingly, the purchase prices were allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of the acquisitions. The consolidated statements of income include only the income and expenses since the date of the acquisitions. The excesses of the purchase prices over the net assets acquired have been recorded as intangible assets, and are being amortized over 25 years.

Overview

          Net income was $4.1 million for the nine months ended September 30, 2000, up from $3.4 million for the nine months ended September 30, 1999, an increase of 18%. Net income for the three months ended September 30, 2000, was $1.4 million, down $117,000, or 8% from $1.5 million for the quarter ended June 30, 2000, and down $92,000 from $1.5 million for the quarter ended September 30, 1999, a 6% decrease.

          Diluted earnings per share for the nine months ended September 30, 2000, was $0.65 compared to $0.57 for the nine months ended September 30, 1999, an increase of 14%, and $0.22 for the quarter ended September 30, 2000, an 8% decrease from $0.24 for the quarter ended September 30, 1999.

          As the result of acquisitions since 1995, Vail Banks had unamortized goodwill of $38 million and $24 million at September 30, 2000, and December 31, 1999, respectively. Since the amortization of goodwill does not result in a cash expense, Vail Banks believes that supplemental reporting of its operating results on a "cash" (or "tangible") basis (which excludes the effect of amortization of goodwill) represents a relevant measure of financial performance. The supplemental cash basis data presented herein does not exclude the effects of other non-cash operating expenses such as depreciation, provision for loan losses, or deferred income taxes associated with the results of operations.

          On an operating basis, cash earnings (defined as net income plus amortization of intangible assets) for the nine months ended September 30, 2000, was $5.0 million ($0.80 per share, diluted) compared with $4.2 million for the nine months ended September 30, 1999, ($0.68 per share, diluted), an increase of 19% in cash earnings and 18% in diluted earnings per share. For the quarter ended September 30, 2000, cash earnings was $1.8 million ($0.27 per share, diluted) compared to $1.8 million ($0.29 per share diluted) for the quarter ended June 30, 2000, and $1.7 million ($0.29 per share diluted) for the quarter ended September 30, 1999. This quarter's cash operating income decreased 1% from second quarter of 2000 and increased 1% from third quarter of 1999.

          The annualized return on tangible assets (annualized cash operating income to average tangible assets) was 1.36% for the quarter ended September 30, 2000, and 1.41% for the nine months ended September 30, 2000 compared to 1.65% for the quarter ended September 30, 1999, and 1.35% year-to-date as of September 30, 1999.

          The annualized return on average equity was 8.57% for the quarter ended September 30, 2000, compared to 10.01% for the quarter ended June 30, 2000, and 10.33% for the quarter ended September 30, 1999.

          The annualized return on tangible equity was 25.21% for the quarter ended September 30, 2000 and 20.59% for the nine months ended September 30, 2000 compared to 21.10% for the quarter ended September 30, 1999, and 17.32% year-to-date as of September 30, 1999.

Consolidated Balance Sheets

          The Company's assets increased by $97.7 million or 21%, to $562.7 million as of September 30, 2000, from $465.0 million as of December 31, 1999, and by $108.4 million or 24% from September 30, 1999, total assets of $454.3 million. During the quarter ended September 30, 2000, assets increased by $88.1 million from June 30, 2000, primarily due to the UVB merger.

          Cash and due from banks balances increased by $347,000, or 2%, from $22.4 million at June 30, 2000, to $22.7 million at September 30, 2000. From December 31, 1999 to September 30, 2000, cash balances decreased by $7.3 million or 24%. Cash was higher than average at December 31, 1999, due to the seasonal fluctuations of the Company's resort communities and the excess cash maintained for compliance with the Company's Year 2000 contingency plan.

         During the three months ended September 30, 2000, the loan portfolio (including loans held for sale) increased $69.1 million, or 19%, from June 30, 2000, as a result of the UVB merger and the healthy Colorado economy. While the strong economy has offered opportunities for high quality loan growth, the seasonality of WestStar's deposits requires the Company to utilize alternate sources of funding during non-peak deposit periods. During the quarter, management sold loan participations totaling $4.0 million to generate additional liquidity for lending. Total gross loans (including loans held for sale) at September 30, 2000, were $425.6 million compared to $323.8 million at September 30, 1999, a 31% increase.

          Investment securities were $33.3 million as of September 30, 2000, compared to $33.9 million as of June 30, 2000, (a decrease of 2%) and $36.8 million as of December 31, 1999, (a decrease of 9%).

          The net increase in intangible assets from $24.2 million at December 31,1999, to $38.5 million at September 30, 2000, is the result of the goodwill generated from the acquisition of First Western and the merger with UVB.

          Deposits increased by $98.4 million (or 26%) from $372.7 million as of December 31, 1999, to $471.2 million at September 30, 2000, and increased by $97.1 million, or 26%, from $374.1 million as of June 30, 2000. The increase in deposits experienced in the third quarter of 2000 was primarily attributable to the merger with UVB, and to a lesser degree, the marketing of new deposit products.

          During the third quarter of 2000, non-interest-bearing deposits increased by $18.8 million, or 23%, while interest-bearing deposits increased by $78.2 million, or 27%, as compared to June 30, 2000. Non-interest-bearing demand deposits comprised 21% of total deposits as of September 30, 2000, 22% as of June 30, 2000, 21% as of March 31, 2000, 23% as of December 31, 1999, and 23% as of September 30, 1999.

          Federal funds purchased and Federal Home Loan Bank borrowings decreased $14.3 million, or 40%, from June to September 2000 and increased $520,000, or 2%, as compared to September 1999. The significant decrease during the third quarter is the result of deposit growth which has provided funds to pay down outstanding advances.

Results Of Operations

          Net Interest Income. Net interest income was $7.4 million for the three months ended September 30, 2000, compared to $6.6 million (a 13% increase) for the three months ended June 30, 2000, and $6.5 million for the three months ended September 30, 1999, (a 15% increase).

          The interest margin on a fully tax equivalent basis for the nine months ended September 30, 2000, was 6.71% compared to 6.80% for the nine months ended September 30, 1999. The net interest margin of 6.68% for the quarter ended September 30, 2000, was less than the 6.77% earned for the quarter ended June 30, 2000, and the 7.21% earned during the third quarter of 1999. The decrease from the quarter ended September 1999 to the quarter ended September 2000 was primarily due to: (1) a 31% increase in interest bearing liabilities during third quarter 2000 over third quarter 1999, as compared to only a 24% increase in earning assets during the same time period, and (2) the cost of interest bearing liabilities increased 93 basis points, from 3.55% for the quarter ended September 30, 1999 to 4.48% for the quarter ended September 30, 2000, while the yield on earning assets increased only 43 basis points, from 10.13% to 10.56% for the same period.

          Provision and Allowance for Loan Losses. Provision expense for the nine months ended September 30, 2000, was $747,000 compared to $230,000 recorded in the nine months ended September 30, 1999. This provision for loan losses covered net charge offs for the first nine months of 2000 by almost 250%. The allowance for loan losses of $4.2 million as of September 30, 2000, increased 54% from the $2.7 million level as of December 31, 1999, and 32% from the $3.2 million level as of June 30, 2000, and it represents 1.00% of total loans and 314% of non-performing loans. The increase of $1.6 million (including $1.0 million acquired in the merger with UVB to cover any potential losses in the acquired loan portfolio), or 63%, from $2.6 million at September 30, 1999, was intended to support the normal potential loss content in the growth of the Company's loan portfolio and potential losses in the acquired portfolio. Key indicators of asset quality such as net charge-offs as a percentage of total loans, non-performing loans to total loans, and provision for loan losses' coverage of net charge-offs have remained positive, while the average level of outstanding loans has increased to $410.2 million for the quarter ended September 30, 2000, from $359.1 million for the quarter ended June 30, 2000, and $311.8 million for the quarter ended September 30, 1999.

          The allowance for loan losses represents management's recognition of the risks of extending credit and its evaluation of the potential loss content of the loan portfolio. The Company maintains an allowance for loan losses based upon, among other things, such factors as the amount of problem loans, general economic conditions, historical loss experience, and the evaluation of the underlying collateral including holding and disposal costs. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management. Management actively monitors the Company's asset quality and will charge off loans against the allowance for loan losses when appropriate and will provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses Analysis (in thousands)	Nine months ended September 30,
	2000	1999

Average total loans	$372,179	$288,768
	=========	=========
Total loans at end of period	$423,999	$323,750
	=========	=========
Allowance at beginning of period	$2,739	$2,590
Charge-offs	(328)	(291)
Recoveries	26	68
Allowance acquired	1,039	---
Provision for loan losses	747	230
Allowance at end of period	$4,223	$2,597
	=========	=========
Annualized net charge-offs to average loans	0.11%	0.10%

Allowance to total loans at end of period	1.00%	0.80%

          Non-interest Income. Non-interest income increased by $2.9 million, or 99%, to $5.9 million for the nine months ended September 30, 2000, from $2.9 million for the nine months ended September 30, 1999, and by $480,000, or 26%, for the quarter ended September 30, 2000, from the quarter ended June 30, 2000. These increases were primarily attributable to an increase in deposit related fees, mortgage brokering fees, increased revenue generated from ATM usage, other retail banking activities, and other non-interest income generated from internal growth as well as the merger of UVB.

          Non-interest Expense. Non-interest expense, before amortization expense, increased by $3.6 million, or 25%, to $17.9 million for the nine months ended September 30, 2000, from $14.3 million for the nine months ended September 30, 1999. This increase is largely attributable to operating expenses of First Western and United Valley Bank, and to the increasing costs of employee related and occupancy expenses generated by internal growth. During the three months ended September 30, 2000, non-interest expenses, before amortization expense, increased $1.4 million from the three months ended June 30, 2000.

          The efficiency ratio, before amortization expense, increased to 71% for the quarter ended September 30, 2000, from 65% for the quarter ended June 30, 2000, compared to 63% for the third quarter of 1999. The efficiency ratio for the first nine months of 2000 was 68%, unchanged from 68% for the same period in 1999. The increase in the efficiency ratio for third quarter 2000 was in large part the result of one-time charges of $427,000, pre-tax, associated with reorganization of management, expansion costs into the Aspen market, and acquisition expenses related to the United Valley Bank merger.

          Income Taxes. The Company's effective income tax rate increased to 39% for the nine months ended September 30, 2000 from 38% for the nine months ended September 30, 2000, and increased to 41% for the three months ended September 30, 1999 from 38% for the three months ended September 30, 1999. The increase in the effective income tax rate is primarily due to the increase in amortization expense on intangible assets, which is non-deductible.

          Non-performing Assets. The Company's non-performing assets consist of nonaccrual loans, restructured loans, and foreclosed properties. Non-performing assets were $1.6 million as of September 30, 2000, (0.38% of loan related assets) compared with $1.8 million as of June 30, 2000, (0.58% of loan related assets), $1.6 million as of March 31, 2000, (0.46% of loan related assets), $2.1 million as of December 31, 1999, (0.63% of loan related assets) and $2.2 million as of September 30, 1999, (0.67% of loan related assets). The following table presents information regarding non-performing assets as of the dates indicated:

Non-performing Assets (in thousands)	September 30,
	2000	1999

Nonaccrual loans	$1,347	$1,860
Restructured loans	---	---
Total non-performing loans	1,347	1,860
Foreclosed properties	282	300
Total non-performing assets	1,629	2,160
Loans 90 days or more past due and accruing	---	5
Total risk assets	$1,629	$2,165
	==========	==========
Non-performing loans to total loans	0.32%	0.57%

Non-performing assets to loan related assets	0.38%	0.67%

Non-performing assets to total assets	0.29%	0.48%

Risk assets to loan related assets	0.38%	0.67%

          Management believes Vail Banks is adequately collateralized to recover the majority of the balance of the nonaccrual loans. Management is not aware of any adverse trends relating to Vail Banks' loan portfolio.

Capital Resources

          As of September 30, 2000, Vail Banks had a leverage (Tier 1 capital to average total assets) ratio in excess of the minimum for a "well capitalized" designation and a total risk-based capital ratio in excess of the minimum for an "adequately capitalized" designation. The Company's Tier 1 leverage ratio was 5.51% as of September 30, 2000, 8.19% as of June 30, 2000, 8.14% as of December 31, 1999, and 8.22% as of September 30, 1999. The total risk-based capital ratio decreased to 8.12% as of September 30, 2000, from 11.80% as of June 30, 2000, 11.59% as of December 31, 1999, and 11.64% as of September 30, 1999. The decrease in the capital ratios experienced for the third quarter of 2000 was largely attributable to the goodwill recorded in connection with the First Western acquisition and UVB merger (intangibles are deducted from the capital calculation), as well as an increase in both the 50% and 100% risk-weighted categories resulting from the acquisitions, and an increase in commitments with original maturities exceeding one year. Management anticipated that Vail Banks' Tier 1 capital would fall below the "well capitalized" designation during the third quarter as a result of the UVB merger and intends to continue building capital levels.

          As of September 30, 2000, WestStar's total risk-based capital ratio was 7.78%, which is slightly below the 8.00% minimum for a financial institution to be categorized as "adequately capitalized". WestStar is subject to FDIC deposit insurance assessments for the Bank Insurance Fund. Assessments are determined based upon a sliding scale depending on a bank's placement in certain supervisory categories. If WestStar's capital ratio is not improved, WestStar may have to pay an additional quarterly insurance premium of approximately $87,000.

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

          WestStar has established lines of credit with the Federal Home Loan Bank of Topeka, Bankers' Bank of the West, and Wells Fargo. As of September 30, 2000, borrowing lines totaled $102 million, of which $21.6 million was outstanding. Of this amount, $24 million was a stand-by letter of credit pledged as collateral for uninsured public fund deposits. Both the Federal Fund lines at Bankers' Bank and Wells Fargo require periodic rest periods throughout the year. During these periods, the total availability under the borrowing lines is reduced by $25 million.

SUBSEQUENT EVENTS

Dividend Declaration

          On October 23, 2000, Vail Banks declared a cash dividend of $.04 per share payable on November 17, 2000, to shareholders of record on November 3, 2000.

Forward Looking Statements

          The discussion in this report contains forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that affect the Company's operations, financial performance and other factors discussed in the Company's filings with the Securities and Exchange Commission. These risks include the impact of economic conditions and interest rates, loan losses, risks related to the execution of the Company's growth strategy, the possible loss of key personnel, factors that could affect the Company's ability to compete in its trade areas, changes in regulations and government policies and other factors discussed in the Company's filings with the Securities and Exchange Commission. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will be correct or realized.

PART II     OTHER INFORMATION

Item 6.       EXHIBITS, LIST AND REPORTS ON FORM 8-K.

                   (a)       Exhibits

      The following exhibits are required to be filed with this Report on Form 10-QSB by Item 601 of Regulation S-B.
Exhibit
No.	Description of Exhibit
10.1	Change in Control Severance Payment Agreement by and between Vail Banks, Inc. and Peter G. Williston, Senior Executive Vice President and Chief Financial Officer, dated July 5, 2000
27.1	Financial Data Schedule (for SEC use only)

                    (b)       Reports on Form 8-K.

       Vail Banks filed a report on Form 8-K on July 28, 2000 and an amendment to the Form 8-K on August 24, 2000, reporting a matter under Item 2.

       The following financial statements were incorporated by reference in the amended Form 8-K:
Financial Statements of Business Acquired
(a)	Independent Auditors' Report on the Consolidated Financial Statements as of and for the Year Ended December 31, 1999
(b)	Consolidated Balance Sheets as of March 31, 2000 (Unaudited) and December 31, 1999
(c)	Consolidated Statements of Income for the Three Months Ended March 31, 2000 and 1999 (Unaudited) and the Year Ended December 31, 1999
(d)	Consolidated Statement of Shareholders' Equity for the Year Ended December 31, 1999 and the Three Months Ended March 31, 2000 (Unaudited)
(e)	Notes to Consolidated Financial Statements
Pro Forma Financial Information
(a)	Vail Banks, Inc. and Estes Bank Corporation Pro Forma Combined Balance Sheet as of March 31, 2000 (Unaudited)
(b)	Vail Banks, Inc. and Estes Bank Corporation Pro Forma Combined Statements of Income for the Three Months Ended March 31, 2000 and 1999 (Unaudited), and for the Year Ended December 31, 1999 (Unaudited)
(c)	Notes to Unaudited Pro Forma Combined Condensed Financial Statements

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

VAIL BANKS, INC.
(Registrant)

Date: November 14, 2000	/s/ John R. Spruill
John R. Spruill
Title	President and Chief Executive Officer

Date: November 14, 2000	/s/ Peter G. Williston
Peter G. Williston
Title	Senior Executive Vice President and Chief Financial Officer