Form 10KSB
period 2000-12-31
VAIL BANKS INC
filed 2001-04-17
CIK 1035770

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


[X]            Annual Report Under Section 13 or 15(d) of
               The Securities Exchange Act of 1934
               For the Fiscal Year Ended December 31, 2000

[ ]            Transition Report Under Section 13 or 15(d) of
               The Securities Exchange Act of 1934

                        Commission File Number: 000-25081

                                      Vail Banks, Inc.
                        ---------------------------------------------
                        (Name of small business issuer in its charter)

                Colorado                          84-1250561
          --------------------------          ------------------
        (State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization)           Identification No.)

               108 South Frontage Road West, Vail, Colorado 81657
              ---------------------------------------------------
               (Address of principal executive office) (Zip Code)

Issuer's telephone number, including area code:  (970) 476-2002
                                                 --------------

Securities registered pursuant to Section 12(b) of the Act: None

Name of exchange on which registered: NASDAQ

Securities registered pursuant to Section 12(g) of the Act: Common stock, $1.00 par value per share.

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No  .
                                                                       --    --

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        State issuer's revenues for its most recent fiscal year. $35,648,000

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors) computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of March 5, 2001: 6,440,658 shares of common stock $1.00 par value (the "Common Stock"), were issued and outstanding with an aggregate value of $43,325,981 held by non-affiliates (based on market value of $10.328 per share) (computed by reference to the price at which the common equity was sold.)

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 5, 2001, there were issued and outstanding 6,440,658 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART I


ITEM 1.         DESCRIPTION OF BUSINESS.

GENERAL

        Vail Banks, Inc. ("Vail Banks") is a bank holding company headquartered in Vail, Colorado with consolidated assets of $563.3 million at December 31, 2000. Vail Banks' wholly owned subsidiary, WestStar Bank ("WestStar"), is a Colorado state bank with 27 retail offices located primarily in the western slope region of Colorado. On July 31, 1998, Vail Banks merged with Independent Bankshares, Inc. ("Independent") and WestStar merged with Glenwood Independent Bank ("Glenwood"), expanding its presence into Garfield County, Colorado. In connection with the merger, Vail Banks issued 318,770 shares of its Common Stock and paid $3.8 million in cash to holders of Independent common stock. On December 15, 1998, Vail Banks merged with Telluride Bancorp, Ltd. ("Telluride") and WestStar acquired the capital stock of Telluride's former subsidiaries, Bank of Telluride and Western Colorado Bank (both merged into WestStar on August 6,
1999), expanding its presence into Ouray, San Miguel and Montrose Counties, Colorado. Vail Banks issued 908,913 shares of Common Stock and paid $13.3 million in cash to the holders of Telluride common stock.

        In May 1999, Vail Banks acquired $36.8 million of deposits and the Glenwood Springs, Colorado branch of World Savings of Oakland, California ("World Savings"). World Savings retained its mortgage loans.

        On January 1, 2000, WestStar acquired First Western Mortgage Services, Inc. ("First Western"), for consideration that included cash and installment notes. This acquisition added mortgage brokerage services to WestStar's lending services. First Western continues to operate as a wholly owned subsidiary of WestStar.

        On July 14, 2000, Vail Banks completed the acquisition of Estes Bank Corporation and its wholly owned subsidiary, United Valley Bank (collectively "United Valley"), and subsequently merged United Valley into WestStar. Estes Bank Corporation shareholders received 337,917 shares of Vail Banks' Common Stock and cash of $17.7 million. On the date of the merger, United Valley had net loans of $49.5 million, deposits of $75.9 million, and offices in Estes Park, Granby and Grand Lake, Colorado.

        On December 1, 2000, Vail Banks acquired East West Mortgage Company ("East West"). Vail Banks issued 21,053 shares of Common Stock and paid $200,000 in cash to the holders of East West common stock. East West was merged into First Western.

        WestStar was formed in 1977 as a community bank to serve the local residents and businesses of Vail. In 1993, Vail Banks was formed as a bank holding company for WestStar. Vail Banks has maintained WestStar's position as an institution offering a relatively broad range of convenient banking services delivered with personalized customer service. WestStar currently has offices in the region of Colorado locally referred to as the "Western Slope," including Summit County (which includes the Breckenridge and Keystone ski resorts), Grand County (which serves the Winter Park ski resort), Eagle County (which includes the Vail and Beaver Creek ski resorts), Delta County, Garfield County, Pitkin County (which serves the Aspen and Snowmass ski resorts), Montrose County, Ouray County, San Miguel County (which includes the town and ski resort of Telluride), Routt County (which includes the town and ski resort of Steamboat Springs) and offices in the area locally known as the "Front Range", including Denver and Estes Park. These areas of Colorado are home to a variety of commercial, recreational, entertainment, and cultural enterprises.

        The Western Slope has experienced significant growth in recent years, primarily as a result of an expanding market for first and second homes, and summer and winter tourism. As the year-round population of this region has grown, local businesses have prospered by servicing this growth. Consequently, a large concentration of Vail Banks' business is in construction lending and providing banking services for small-to-medium size businesses in its markets. To meet the growing needs of its customers and to prepare for future growth throughout the Western Slope, Vail Banks has developed a stronger infrastructure by (1) expanding its computer technology, (2) entering emerging growth markets by building and staffing new facilities, and (3) centralizing certain administrative, processing, accounting and other operational functions.

        Vail Banks' growth has been designed to maintain customer loyalty through continuity of operations and personnel. Historically, shareholders of entities merged into Vail Banks, who are typically members of the local community, elect to hold ownership stakes in Vail Banks after the merger. Also, local executives and employees of banks and branches merged into Vail Banks are generally interested in and encouraged to continue their employment with Vail Banks. The additions of Bank of Telluride (founded in 1969), Western Colorado Bank (founded in 1950), Glenwood (founded in 1955) and United Valley (founded in
1908) expanded Vail Banks' presence in Western Slope and Front Range markets, as these were well-established community banks that had significant local sponsorship. Several directors of WestStar, as well as both its Chairman and President, have been associated with WestStar for more than ten years. Additionally, several WestStar directors that were also directors of acquired institutions have also been associated with those banks for more than ten years.

        In this Form 10-KSB, most percentage and dollar amounts have been rounded to aid presentation; as a result, all such figures are approximations. References to such approximations have generally been omitted.

GROWTH STRATEGIES

        Vail Banks intends to enhance and solidify its position as a major provider of community banking services for individuals and small-to-medium size businesses on the Western Slope and the Front Range. As a result of its significant investment in retail offices, technology and administration infrastructure, management believes that Vail Banks' growth, both internally and by merger or acquisition, has been quickly and efficiently integrated.

        Vail Banks believes that it will continue to grow through expansion of its existing market share, de novo establishment of retail offices, and mergers and acquisitions. Vail Banks' loan portfolio increased from $78.7 million to $427.1 million from December 31, 1995 to December 31, 2000, for a compound annual growth rate of more than 40%. During the same period, Vail Banks completed eight mergers and acquisitions and opened seven de novo branches, with a new branch opened in Aspen during 2000.

        Expansion of Market Share. Vail Banks intends to continue to increase its overall market share in its markets by solidifying relationships with current customers and attracting new customers who desire a local banking relationship. Management believes that this can be accomplished by (1) evaluating the needs of its existing and potential customers to determine ways to enhance services and products, (2) continuing the focus on training and motivating its associates, (3) providing personalized customer service, and (4) further implementing technological advances to make banking more efficient and convenient.

        De Novo Establishment of Retail Offices. Vail Banks intends to continue to expand by opening new retail offices. Management believes that initially establishing a small presence in growing communities positions Vail Banks to expand with the community, thereby fostering a local identity with existing businesses and consumers in these communities, as well as offering new customers an alternative to impersonal, institutional banks.

        Mergers and Acquisitions. Vail Banks' merger and acquisition strategy is to increase its market share in its existing markets and to enter attractive new markets by merging with well-established community banks. In assessing potential mergers, Vail Banks focuses on credit quality, financial performance, market share, management, location, community demographics, strength of the local economy, potential merger synergies and the terms of the transaction. Management believes that there are a number of community banks that meet Vail Banks' criteria and whose owners may be interested in selling their banks to a community-based organization like Vail Banks. Additionally, management believes that merging with established banks and then methodically integrating their operations into Vail Banks allows Vail Banks to offer its relatively broad range of products and services while maintaining the merged bank's reputation and community ties. Vail Banks' strategy is to streamline operations judiciously to optimize the balance between cost savings and not interrupting the community-based services of the acquired bank.

COMMUNITY BANKING PHILOSOPHY

        WestStar is a community bank that provides a relatively broad range of banking products and services to consumers and businesses in all of its retail offices. Retail offices are operated with the goal of offering individualized customer service and providing superior financial services. Many administrative operations, such as data processing, loan administration, account reconciliation and maintenance, accounting, compliance and broad policy decisions are centralized to ensure consistency, accuracy and efficiency and to allow retail office personnel to concentrate on providing superior customer service. The managers and associates of each retail office focus on day-to-day customer service, business development and selling. Management of Vail Banks believes that this organizational structure allows retail offices to offer the individualized customer service of a community bank while maximizing the benefits of technological expertise, operating synergies and other cost saving administrative efficiencies.

        Management is committed to investing in its communities. Executive officers and regional presidents live in the communities served by their retail offices, and Vail Banks encourages board members and bank associates to be actively involved in civic and public service activities in their communities.

HISTORY

        In December 1993, Vail Banks commenced operations by acquiring 100% of the outstanding shares of WestStar, which opened in December 1977. Since that time, Vail Banks has grown through a combination of internal growth, de novo establishment of retail offices and external growth, including the acquisition of community banks. In 1994, WestStar converted from a national bank to a state bank. In January 1994, WestStar opened a retail office in Avon to begin serving that growing community located west of Vail. In June 1995, Vail Banks acquired Snow Bancorp, a bank holding company located in Dillon, and merged its bank subsidiary into WestStar. In 1996, taking advantage of changes to Colorado bank branching laws that permitted subsidiary banks of Colorado bank holding companies to branch into additional locations, WestStar opened retail offices in Frisco and Edwards. In 1997, Vail Banks merged with Cedaredge Financial Services, Inc. ("Cedaredge"), a bank holding company with retail offices in Basalt, Cedaredge, Delta and Montrose that were converted to WestStar retail offices. WestStar's Gypsum, Breckenridge and Eagle retail offices were opened in 1997. The merger with Independent added retail offices in Glenwood Springs and New Castle; the acquisition of Telluride added retail offices in Telluride, Norwood and Montrose; the merger with World Savings added another office in Glenwood Springs; the acquisitions of First Western in January 2000 and East West in December 2000 added offices in Avon and Steamboat Springs; and the acquisition of United Valley in July 2000 added offices in Estes Park, Granby and Grand Lake.

PRODUCTS AND SERVICES

        Vail Banks serves the banking needs of its business and consumer customers by providing a relatively broad range of commercial and consumer banking products and services in all of its communities. These products and services include short-term and medium-term loans, revolving credit facilities, inventory and accounts receivable financing, equipment financing, short-term commercial mortgage lending and mortgage broker services, installment loans, home improvement loans, short-term loans for the purchase or refinancing of principal residences or second homes, personal banking through computer and telephone access, safe deposit box services and various savings accounts, money market accounts, time certificates of deposit and checking accounts, automated teller machines, depository services, and corporate cash management services.

        Lending. Vail Banks offers loans for business and consumer purposes and focuses its lending activities on individuals and small-to-medium size businesses. Lending activities are funded primarily from core deposits gathered in the local communities. Loan products are concentrated in relatively short-term, variable rate loans, with a majority of the loans at December 31, 2000 having remaining terms of less than three years. Collateral for loans is concentrated in real estate and operating business assets. The mergers with Independent, Telluride and United Valley brought an expanded focus on consumer lending. The acquisitions of First Western and East West added an expanded array of residential mortgage products. Vail Banks also participates in many Small Business Administration ("SBA") programs. It has experienced significant growth in its SBA lending division since 1995, and in January 1999 the SBA designated WestStar as one of the top 25 SBA lenders in Colorado during 1998.

        Deposits. Vail Banks offers a relatively broad range of depository products including checking, savings and money market accounts, and certificates of deposit. Deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to statutory limits. Within ranges set by policies determined on a centralized basis, regional presidents have local authority to determine the type, mix and pricing of the depository products offered to best compete in a retail office's particular marketplace. Additionally, because some of Vail Banks' markets are located in resort areas, deposits tend to peak during the ski season. However, increases in deposits in non-resort markets have reduced the overall impact of such seasonality.

        Other Services. WestStar offers its customers the flexibility of monitoring their loan and deposit account activity and conducting some banking transactions 24 hours a day through personal computers from their homes or businesses. Additionally, telephone access allows customers to receive current account balances, deposit status, checks paid, withdrawals made, loan status, loan amounts due and other specifics relating to services provided by WestStar. WestStar has 26 automated teller machines, 19 of which are located at retail offices and seven of which are located at remote locations.

ADMINISTRATION OF WESTSTAR

        The retail offices operate through a customer driven organization. Market presidents and retail office managers operate with significant customer service-oriented local autonomy, within criteria established by WestStar, to provide financial services, make lending decisions, sell products and present a favorable impression of WestStar to the community in order to attract new customers. Administrative functions that can be centralized are performed by the operations center in Gypsum.

        At the operations center, Vail Banks provides administrative services, oversight and support to the retail offices, including data processing, accounting services, investments, credit policy formulation, loan administration, a customer service center, PC banking support and other customer service assistance.

        Management believes that by standardizing products, services and systems, and providing appropriate holding company support, retail office personnel can concentrate on customer service and community relations. Management also believes that continued centralization of services will benefit the individual retail offices by lowering expenses of administration and data processing services, streamlining credit administration and supervision, and facilitating compliance with the requirements of increasingly complex banking regulations. Ultimately, such standardization and centralization is intended to contribute to Vail Banks' acquisition strategy by improving the results of operations of acquired banks and retail offices. Vail Banks believes that autonomy at the retail office level allows its banking subsidiary to better serve customers in their respective communities, and thus enhances business opportunities and operations. This structure also has served in the past to ease the integration of banks acquired by Vail Banks because it allows Vail Banks to maintain customer familiarity, by maintaining existing management and retail office culture, while at the same time transitioning new retail offices to Vail Banks' policies and procedures.

TECHNOLOGY

        Vail Banks' use of advanced technology enables it to offer customers fast, efficient services and connects all of Vail Banks' financial service representatives with on-line access to information concerning all customer account data. Additionally, advanced hardware and software has been installed that allows images (or photographs) to be taken of all items (checks, deposit tickets and payments). Once processed, the images of checks and deposit tickets are simultaneously associated with the appropriate customer's account, where they are stored and retrieved to be printed with customer statements. The imaging system also will allow, via a data network, instant access at all retail offices to loan files, customer signature cards and other data that is available currently only at the originating retail office. Vail Banks believes that its technology platform is among the most advanced for banks of its size in Colorado and provides it with the resources to continue to offer leading-edge services to customers.

COMPETITION

        The banking business is highly competitive and the profitability of Vail Banks depends principally upon the ability to compete in its markets. Currently, the financial services industry is highly fragmented, but consolidation in the industry continues to reduce the number of independent banks. Vail Banks competes with other commercial banks, savings institutions, credit unions, finance companies, brokerage and investment banking firms, insurance companies, asset-based lenders and certain other nonfinancial institutions, including retail stores that offer credit programs and governmental organizations which offer financing programs. Many competitors of Vail Banks have much greater financial resources, greater name recognition and more offices than Vail Banks. Some of these entities and institutions are not subject to the same regulatory restrictions as Vail Banks. Vail Banks believes it has been able to compete effectively with other financial institutions by emphasizing customer service, technology and local office decision-making, by establishing long-term customer relationships and building customer loyalty, and by providing products and services designed to address the specific needs of its customers.

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

        Vail Banks also faces competition in acquiring financial institutions. Colorado has experienced a significant consolidation of its banking industry, and many large holding companies with greater resources than Vail Banks (including several out-of-state holding companies) are actively pursuing acquisitions in Colorado. This competition affects the acquisition opportunities for Vail Banks and can affect the cost of such acquisitions.

ASSOCIATES

        As of March 5, 2001 Vail Banks, WestStar and First Western employed approximately 285 persons, 268 on a full-time basis and 17 on a part-time basis. Neither Vail Banks nor WestStar is a party to any collective bargaining agreement, and Vail Banks believes that its employee relations are good.

                             SELECTED FINANCIAL DATA

        The selected historical financial data set forth below should be read in conjunction with "General," "Management's Discussion and Analysis of Financial Condition or Plan of Operation," the consolidated financial statements and notes thereto, and other financial data contained elsewhere in this Annual Report on Form 10-KSB.

(dollars in thousands, except for share data)
EARNINGS                                                            2000      1999 (as         1998
                                                                              restated,
                                                                            See Note 2)
--------------------------------------------------------------------------------------------------------
Net interest income                                          $   27,553      $   24,214   $   13,574
Provision for loan losses                                         1,047             455           --
Non-interest income                                               8,095           3,970        2,388
Non-interest expense                                             26,225          20,512       13,048
Net income                                                        4,956           4,424        1,959
Cash earnings (1)                                                 6,281           5,408        2,256

PER SHARE DATA
--------------------------------------------------------------------------------------------------------
Basic earnings                                               $     0.80      $     0.73   $     0.47
Basic cash earnings (1)                                            1.01            0.90         0.58
Diluted earnings                                                   0.79            0.73         0.47
Diluted cash earnings (1)                                          1.00            0.89         0.58
Book value per common share at year end                           10.29            9.60         9.00
Tangible book value per common share at year end                   4.32            5.62         5.20
Closing market price                                              10.38            9.88        12.19

AT YEAR END
--------------------------------------------------------------------------------------------------------
Total assets                                                 $  563,271      $  464,282   $  439,123
Earning assets                                                  457,970         373,526      353,031
Loans                                                           427,136         336,735      269,191
Allowance for loan losses                                         4,440           2,739        2,590
Non-interest bearing deposits                                    99,609          86,991       91,510
Total deposits                                                  482,002         372,742      377,572
Shareholders' equity                                             66,430          58,295       54,377
Shares outstanding                                            6,456,400       6,069,370    6,040,608

AVERAGE BALANCES
--------------------------------------------------------------------------------------------------------
Total assets                                                 $  517,250      $  442,755   $  261,604
Earning assets                                                  420,421         359,552      218,687
Loans                                                           385,672         301,052      170,667
Non-interest bearing deposits                                    89,458          86,377       56,392
Total deposits                                                  419,955         374,825      235,201
Shareholders' equity                                             62,268          56,154       22,301
Shares outstanding:
          Basic                                               6,205,669       6,040,618    2,691,987
          Diluted                                             6,290,461       6,091,635    3,361,560

PERFORMANCE
--------------------------------------------------------------------------------------------------------
Return on assets                                                   0.96%           1.00%        0.75%
Return on equity                                                   7.96            7.88         8.78
Dividend payout ratio                                              0.15            0.00         0.00
Net interest margin (2) (3)                                        6.59            6.78         6.31
Efficiency ratio                                                     74              73           82
Efficiency ratio (1)                                                 70              69           80
Loan to deposit ratio (at year end)                                  89              90           71

ASSET QUALITY (AT YEAR END)
--------------------------------------------------------------------------------------------------------
Net charge-offs to average loans                                   0.10%           0.10%        0.07%
Allowance for loan losses to loans                                 1.04            0.81         0.96
Allowance for loan losses to non-performing loans (4)            263.50          148.62       804.35
Non-performing assets to loan-related assets (5)(6)                0.42            0.63         0.27
Risk assets to loan-related assets (6) (7)                         0.42            0.64         0.67

CAPITAL (AT YEAR END)
--------------------------------------------------------------------------------------------------------
Equity to assets                                                  11.79%          12.56%       12.38%
Tangible equity to assets                                          4.96            7.35         7.15
Leverage ratio                                                     5.45            8.05         7.69
Risk-based capital ratios:
          Tier 1                                                   7.14           10.71        11.42
          Total                                                    8.25           11.54        12.34
--------------------------------------------------------------------------------------------------------

(1) Cash earnings and selected financial ratios are based on income that excludes amortization of intangible assets.

(2) Expenses associated with the mandatorily convertible debentures of $141 in 1998, are not reflected in interest expense in calculating the margin as the debentures were converted to common stock in connection with the December 1998 Initial Public Offering.

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

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-KSB contains forward-looking statements (as such term is defined in the Securities Act of 1933, as amended (the "Securities Act")) concerning Vail Banks' mergers, operations, performance and financial condition, including, in particular, the likelihood of Vail Banks' success in developing and expanding its business. These statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties, many of which are beyond the control of Vail Banks. Consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those set forth below.

Risks Involved in Merger and Acquisition Strategy

        Vail Banks believes that a portion of its growth will come from mergers with and acquisitions of banks and other financial institutions. Vail Banks merged with United Valley in July 2000, acquired First Western in January 2000, merged with Telluride in December 1998, and merged with Independent in July 1998. Additionally, Vail Banks acquired the assets of East West in December 2000. Mergers and acquisitions involve risk of (1) changes in results of operations, (2) unforeseen liabilities relating to the merged institutions, (3) asset quality problems of the merged entity and (4) other conditions not within the control of Vail Banks. Such other conditions include adverse personnel relations, loss of customers because of change of identity, deterioration in local economic conditions and other risks affecting the merged institutions.

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

Local Economic Conditions

        The success of Vail Banks depends to a great extent upon general economic conditions in the communities it serves. Vail Banks primarily operates on the Western Slope of Colorado. Some parts of the Western Slope are largely dependent on seasonal tourism that particularly affects small-to-medium size businesses. These businesses are a significant portion of Vail Banks' customers. The seasonality of Vail Banks' business in those areas results in fluctuations in deposit and credit needs. Deposits tend to peak during the ski season. In addition, a decline in the economy of these areas could have a material adverse effect on Vail Banks' business. A decline could affect (1) the demand for new loans, (2) refinancing activity, (3) the ability of borrowers to repay outstanding loans and (4) the value of loan collateral. A decline could also adversely affect asset quality and net income. See "Business--General" in this
Item 1.

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

Certain Anti-Takeover Provisions

        Vail Banks' Articles of Incorporation and Bylaws contain certain provisions that may delay, discourage or prevent an attempted acquisition or change in control of Vail Banks. These provisions include (1) a Board of Directors classified into three classes of directors with the directors of each class having staggered, three-year terms and providing for the removal of directors only for cause, and (2) noncumulative voting for directors. Vail Banks' Articles of Incorporation authorize the Board of Directors of Vail Banks to issue shares of preferred stock of Vail Banks without shareholder approval. The preferred stock may be issued upon any terms that the Board of Directors may determine. The issuance of preferred stock may provide desirable flexibility in connection with possible mergers, acquisitions and financings and may be used for other corporate purposes. However, the preferred stock makes it more difficult for a third party to acquire, or could discourage a third party from acquiring, a controlling interest in Vail Banks.

Government Regulation

        The banking industry is regulated by federal and state regulatory authorities. The Federal Reserve Bank and the Colorado Division of Banking ("CDB") supervise and regularly examine Vail Banks and WestStar. Federal and state banking law regulates and limits Vail Banks' credit extensions, securities purchases, dividend payments, acquisitions, branching and many other aspects of the banking business. Banking laws are designed primarily to protect depositors and customers, not investors. These laws include, among other things, (1) minimum capital requirements, (2) limitations on products and services offered,
(3) geographical limits, (4) consumer credit regulations, (5) community investment requirements and (6) restrictions on transactions with affiliated parties.

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

Control by Management

        The directors and executive officers of Vail Banks beneficially own approximately 35% of the outstanding Common Stock. Furthermore, E. B. Chester, Jr., Chairman of Vail Banks, beneficially owns approximately 19% of the outstanding Common Stock. Accordingly, these persons will have substantial influence over the business, policies and affairs of Vail Banks, including the ability to potentially control the election of directors and other matters requiring shareholder approval by simple majority vote.

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

        The Act requires every bank holding company to obtain the Federal Reserve's prior approval before (1) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (2) it or any of its non-bank subsidiaries may acquire all or substantially all of the assets of a bank; and (3) it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities listed in the Act or found by the Federal Reserve, by order or regulation, to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking include:

        -       making or servicing loans and certain types of leases;

        -       performing certain data processing services;

        -       acting as fiduciary or investment or financial advisor;

        -       providing brokerage services;

        -       underwriting bank eligible securities;

        - underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and

        - making investments in corporations or projects designed primarily to promote community welfare.

        Although the activities of bank holding companies have traditionally been limited to the business of banking and activities closely related or incidental to banking (as discussed above), the Gramm-Leach-Bliley Act was signed into law, became effective in 2000, and relaxed the previous limitations thus permitting bank holding companies to engage in a broader range of financial activities. Specifically, bank holding companies may elect to become financial holding companies which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Among the activities that will be deemed "financial in nature" include:

        - lending, exchanging, transferring, investing for others or safeguarding money or securities;

        - insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker with respect thereto;

        - providing financial, investment, or economic advisory services, including advising an investment company;

        - issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and

        -       underwriting, dealing in or making a market in securities.

        A bank holding company may become a financial holding company under the new statute only if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. A bank holding company that falls out of compliance with such requirement may be required to cease engaging in certain activities. Any bank holding company that does not elect to become a financial holding company remains subject to the current restrictions of the Bank Holding Company Act.

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

        Vail Banks cannot predict the full impact of the new legislation and has no immediate plans to become a financial holding company.

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

        WestStar is a member of the Federal Reserve Bank of Kansas City and is subject to the supervision of and is regularly examined by the Federal Reserve. Furthermore, WestStar, as a state banking association organized under Colorado law, is subject to the supervision of, and is regularly examined by the CDB. Both the Federal Reserve and the CDB must grant prior approval of any merger, consolidation or other corporation reorganization involving WestStar. A bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly controlled institution.

        Payment of Dividends. Vail Banks is a legal entity separate and distinct from its banking subsidiary. Most of the revenues of Vail Banks result from dividends paid to it by its banking subsidiary. There are statutory and regulatory requirements applicable to the payment of dividends by Vail Bank's banking subsidiary, as well as by Vail Banks to its shareholders.

        WestStar is a state-chartered bank regulated by the CDB and the Federal Reserve. Under the regulations of the CDB and the Federal Reserve, approval of the regulators will be required if the total of all dividends declared by such state bank in any calendar year shall exceed the total of its net profits of that year combined with its retained net profits of the preceding two years, less any required transfers to a fund for the retirement of any preferred stock.

        The payment of dividends by Vail Banks and WestStar may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of a bank's total capital in relation to its assets. Capital adequacy considerations could further limit the availability of dividends. At December 31, 2000, net assets available from WestStar to pay dividends without prior approval from regulatory authorities totaled $10.0 million.

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

        Capital Adequacy. The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (i) a minimum level of total capital (as defined) to risk-weighted assets of 8%; (ii) a minimum Tier 1 capital (as defined) to risk-weighted assets of 4%; and (iii) a minimum shareholders' equity to risk-weighted assets of 4%. In addition, the Federal Reserve and the FDIC have established a minimum 3% leverage ratio (Tier 1 capital to average assets) for the most highly rated banks and bank holding companies. "Tier 1 capital" generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock, less certain intangibles. The Federal Reserve and the FDIC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than 3% if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The FDIC and the Federal Reserve have amended, effective January 1, 1997, the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain greater capital for the risk.

        In addition, Section 38 of the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "1991 Act"). The "prompt corrective action" provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches 2%. Better-capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser capital ratios.

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

        Under the Federal Reserve's regulations, both Vail Banks and WestStar met all capital adequacy requirements to which they were subject at December 31, 2000. Vail Banks had Tier 1 and total risk-based capital ratios of 7.14% and 8.25%, respectively, and a leverage ratio of 5.45%. WestStar was deemed to be "adequately capitalized" with Tier 1 and total risk-based capital ratios of 7.21% and 8.31%, respectively, and a leverage ratio of 5.49%. For further information, see "Notes to Consolidated Financial Statements--Note 15" contained in Item 13 of this 10-KSB.

        Recent Developments. On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act, a very significant piece of legislation intended to modernize the financial services industry. The bill repeals the anti-affiliation provisions of the 1933 Glass-Steagall Act to allow for the merger of banking and securities organizations and permits banking organizations to engage in insurance activities including insurance underwriting. The bill also allows bank holding companies to engage in financial activities that are "financial in nature or complementary to a financial activity." The act lists the expanded areas that are financial in nature and includes insurance and securities underwriting and merchant banking among others. The bill also:

        - prohibits non-financial entities from acquiring or establishing a thrift while grandfathering existing thrifts owned by non-financial entities.

        - establishes state regulators as the appropriate functional regulators for insurance activities but provides that state regulators cannot "prevent or significantly interfere" with affiliations between banks and insurance firms.

        - contains provisions designed to protect consumer privacy. The bill requires financial institutions to disclose their policy for collecting and protecting confidential information and allows consumers to "opt out" of information sharing except with unaffiliated third parties who market the institutions' own products and services or pursuant to joint agreements between two or more financial institutions.

        - provides for functional regulation of a bank's securities activities by the Securities and Exchange Commission.

EXECUTIVE OFFICERS OF VAIL BANKS

               Certain information regarding the executive officers of the Company is set forth in the following table and paragraphs.

NAME                               AGE           POSITION
----                              ----           ----------
E.B. Chester, Jr.                   58           Chairman of the Board

Lisa M. Dillon                      47           President

Peter G. Williston                  44           Senior Executive Vice President,
                                                 Chief Financial Officer and Corporate
                                                 Secretary


        Mr. Chester, who formed Vail Banks through a series of acquisitions, has served as Chairman of the Board of Directors of Vail Banks since 1993 and the Chairman of the Board of Directors of WestStar since 1989. Mr. Chester serves as Chairman of the Board of Directors of Camp Systems International, LLC, a supplier of database services to the commercial aviation industry and as Manager of King Creek Ranch LLC, a ranching business. From 1986 to 1997, Mr. Chester served as the Chief Executive Officer of First Carolina Cable TV, LP, a cable television company, and from 1987 to 1997 served as the Chief Executive Officer of the corporate general partner of Outdoor East, LP, an outdoor advertising firm.

        Ms. Dillon has served as the President and director of Vail Banks since 1993. Ms. Dillon, who started her career with WestStar in 1979, also has served as President of WestStar from 1989 to 1999 and Chief Executive Officer of WestStar from 1989 until 2000. Ms. Dillon has served as a director of WestStar since 1989.

        Mr. Williston has served as the Senior Executive Vice President and Chief Financial Officer of Vail Banks since June 30, 2000. Prior to joining Vail Banks, Mr. Williston was employed by Union Planters Bank in Memphis, Tennessee where he served as Senior Vice President and Regional Manager. Mr. Williston initially joined Union Planters Bank in 1983 and during his tenure there, he also served as Senior Vice President and Controller, Vice President and Audit Department Manager, and Secretary to the Board of Directors. Mr. Williston is a certified public accountant.

ITEM 2. DESCRIPTION OF PROPERTY.

        As of March 5, 2001, Vail Banks had 27 branch offices and one administrative center, 14 of which are leased and 14 of which are owned. The properties range in size from 1,400 square feet to 34,000 square feet. None of the properties owned by Vail Banks secures the outstanding balance of the purchase prices for the properties. The aggregate annual lease payments for properties in 2000 were $1.0 million. Leases for the facilities expire at various periods between 2001 and 2011 with options to renew through 2027. Vail Banks considers its properties adequate for its current needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to security holders during the fourth quarter of the 2000 fiscal year.

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

                                                                   HIGH             LOW
                                                                   -----            ---
               1998       Fourth Quarter (from December 10, 1998). $14.00          $12.00

               1999       First Quarter........................... $12.88          $12.06
                          Second Quarter..........................  12.13            9.50
                          Third Quarter...........................  12.25            8.88
                          Fourth Quarter..........................  10.88            8.75

               2000       First Quarter........................... $10.13          $ 9.00
                          Second Quarter..........................   9.88            9.00
                          Third Quarter...........................  10.00            9.50
                          Fourth Quarter..........................  10.38            9.25

HOLDERS

        As of March 1, 2001, there were 143 holders of record of the Common Stock. Investors who beneficially own Common Stock that is held in street name by brokerage firms or similar holders are not included in this number. Vail Banks believes that there are approximately 2,000 beneficial holders of the Common Stock.

DIVIDENDS

        Holders of Common Stock are entitled to receive dividends when, as and if declared by Vail Banks' Board of Directors out of funds legally available therefor. During 2000, Vail Banks declared a cash dividend three times. On April 24, 2000, Vail Banks declared a cash dividend of $.04 per share payable on May 18, 2000 to shareholders of record on May 4, 2000; on July 24, 2000, Vail Banks declared a cash dividend of $0.04 per share payable on August 18, 2000 to shareholders of record on August 4, 2000; and on October 23, 2000, Vail Banks declared a cash dividend of $0.04 per share payable on November 17, 2000 to shareholders of record on November 3, 2000. Otherwise, Vail Banks has not paid cash dividends on its Common Stock since 1996. The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of the Board of Directors. It will depend on conditions then existing, including Vail Banks' profitability, financial condition, capital requirements, future growth plans and other relevant factors. The principal source of Vail Banks' income is dividends from its banking subsidiary. The payment of dividends by WestStar is subject to certain restrictions imposed by the federal and state banking laws and regulations. See "Supervision and Regulation" in Item 1.

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

RECENT SALES OF UNREGISTERED SECURITIES

        In connection with the acquisition of East West during December 2000, the Company issued 21,053 shares of Common Stock to the former shareholders of East West. The issuance of such shares was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereunder. See Note 2 to the Consolidated Financial Statements for the consideration received by the Company in connection with the issuance of such shares.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

INTRODUCTION

        The following discussion and analysis provides information regarding the financial condition and results of operations of Vail Banks, Inc. ("Vail Banks"). It provides information that is not otherwise apparent from the Consolidated Financial Statements and related footnotes and is intended to assist readers in evaluating Vail Banks' performance. Certain reclassifications have been made to previous periods' information, specifically non-interest income and expense, contained herein to conform to the 2000 presentation. Additionally, management has restated its previously issued financial statements for 1999 (see Note 2 to the consolidated financial statements) and the first three quarters of 2000. The effects of the restatement are presented in Note 2 to the consolidated financial statements and have been reflected herein. The following analysis should be read in conjunction with the Consolidated Financial Statements and related notes as well as the selected financial information included elsewhere in this Annual Report on Form 10-KSB.

CORPORATE PROFILE

        Vail Banks is a bank holding company headquartered in Vail, Colorado with assets of $563.3 million at December 31, 2000. Vail Banks' wholly owned subsidiary, WestStar Bank ("WestStar"), is a Colorado state bank with 27 retail offices located primarily in the western slope region of Colorado.

MERGERS

        Mergers and acquisitions continue to be part of Vail Banks' overall growth strategy, providing over half of Vail Banks' growth since 1996. All mergers listed below have been accounted for under the purchase method of accounting, and accordingly, the purchase price of each transaction has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of the merger. The Consolidated Financial Statements include the operations of each of the acquired entities since the date of the respective transactions. The excess of purchase price over net assets acquired has been recorded as goodwill, which is included in intangible assets, and is being amortized over 25 years. Although the amortization of goodwill does not result in a cash expense, it has a substantial effect on reported earnings. See "Cash Operating Results" below for further discussion on the effects of goodwill amortization on reported earnings.

           Estes Bank Corporation ("United Valley"). On July 14, 2000, Vail Banks completed the United Valley merger by issuing 337,917 shares of Vail Banks Common Stock valued at $3.2 million and $17.7 million in cash. As of the merger date, United Valley had assets of $84.2 million, net loans of $49.5 million, deposits of $75.9 million and shareholders' equity of $7.5 million. See Item 13, "Financial Statements--Note 3" for pro forma results of operations as if the acquisition had occurred at the beginning of 1999.

           First Western Mortgage Services, Inc. ("First Western").  On
January 1, 2000, WestStar Bank acquired First Western for consideration of $1.5 million that included cash and installment notes. The acquisition added mortgage brokerage services to WestStar's lending services.

        Telluride Bancorp, Ltd. ("Telluride"). On December 15, 1998, Vail Banks consummated the Telluride merger by paying cash of $13.3 million and issuing 908,913 shares of Vail Banks Common Stock. As of the merger date, Telluride had assets of $132.9 million, net loans of $80.6 million, deposits of $119.9 million and shareholders' equity of $10.8 million. The Telluride merger had only minimal effect on income and average balances for the year 1998, as the transaction closed with only 16 days remaining in the year.

        Independent Bankshares, Inc. ("Independent"). On July 31, 1998, Vail Banks consummated the Independent merger by paying cash of $3.8 million and issuing 318,770 shares of Vail Banks Common Stock. As of the merger date, Independent had assets of $30.3 million, net loans of $17.0 million, deposits of $27.4 million and shareholders' equity of $2.6 million.

      Cedaredge Financial Services, Inc. ("Cedaredge"). On December 1, 1997, Vail Banks consummated the Cedaredge merger by paying cash of $3.3 million, and assuming certain obligations of $458,000 and the Series I and Series II Convertible Notes (the "Mandatorily Convertible Debentures") totaling $1.6 million. As of the date of the merger, Cedaredge had assets of $45.5 million, net loans of $33.9 million, deposits of $42.0 million and shareholders' equity of $3.0 million. The Mandatorily Convertible Debentures were converted to Vail Banks Common Stock subsequent to Vail Banks' initial public offering in December 1998 (the "Offering").

        Other Transactions. On December 1, 2000, Vail Banks acquired assets from East West Mortgage Company ("East West") for consideration that included cash of $200,000 and 21,053 shares of Vail Banks Common Stock. On May 21, 1999, Vail Banks acquired $36.8 million of deposits and the real estate of the Glenwood Springs, Colorado branch of World Savings of Oakland, California ("World Savings"). World Savings retained the mortgage loans it owned in Glenwood Springs. See Item 1. "Business--General" for further information on these transactions and the mergers described above.

FINANCIAL OVERVIEW

        Net income for 2000 increased $532,000, or 12%, to $5.0 million from $4.4 million in 1999. The Company took charges during the year of $859,000 ($545,000, net of tax), including the write-off of certain correspondent bank account transactions, start-up expenses associated with the opening of its Aspen office, conversion expenses for the merger with United Valley, and employee-related costs for the restructuring of its management group. Net income for 1999 increased $2.5 million, or 126%, to $4.4 million from $2.0 million in 1998. This increase was largely the result of the Telluride and Independent mergers, as discussed above, quality loan growth, and improvements in operating efficiency, coupled with a strong net interest margin. The increase was partially offset by the write-off of certain correspondent bank account transactions totaling $680,000 ($432,000, net of tax).

        The return on average assets was 0.96% for the year ended December 31, 2000 compared to 1.00% for the year ended December 31, 1999 and 0.75% for the year ended December 31, 1998.

        The return on average equity was 7.96% for the year ended December 31, 2000 compared to 7.88% for the year ended December 31, 1999 and 8.78% for the year ended December 31, 1998.

        Assets increased by $99.0 million, or 21%, to $563.3 million in 2000. This growth was primarily due to the United Valley merger and First Western acquisition as well as the healthy Colorado economy. In 1999, assets grew by $25.2 million, or 6%, to $464.3 million. This growth was a result of internally generated loan growth spurred by a strong local economy and the May 1999 World Savings acquisition.

        The increase in net interest income on a fully taxable equivalent basis ("FTE") of 14% to $27.7 million in 2000 from $24.4 million in 1999 was primarily from the growth in average loans as discussed above. Average loans rose to $385.7 million in 2000 from $301.1 million in 1999, an increase of 28%. Similarly, average earning assets were $420.4 million in 2000, up 17% from $359.6 million in 1999. During 1999, net interest income FTE increased 77% to $24.4 million from $13.8 million in 1998. The full-year impact of the loans obtained in the 1998 Telluride and Independent mergers significantly contributed to higher average loan and earning asset balances in 1999.

        Investments made in 2000 and 1999, such as de novo retail offices, advanced real-time information technology networks, and item imaging systems, have increased depreciation expense and as a result reduced returns on assets and equity in the current and previous periods. Vail Banks believes such investments will yield positive returns in future periods.

CASH OPERATING RESULTS

        As a result of the acquisitions and mergers with East West, United Valley, First Western, Telluride, Independent, Cedaredge, World Savings and an acquisition occurring in 1995, Vail Banks had unamortized goodwill of $38.5 million and $24.2 million at December 31, 2000 and 1999, respectively. Since the amortization of goodwill does not result in a cash expense, Vail Banks believes that supplemental reporting of its operating results on a "cash" (or "tangible") basis (which excludes the before-tax effect of amortization of goodwill and the related asset balance) represents a relevant measure of financial performance. The supplemental cash basis data presented herein does not exclude the effect of other non-cash operating expenses such as depreciation, provision for loan losses, or deferred income taxes associated with the results of operations.

        Cash earnings rose $873,000 to $6.3 million in 2000 from $5.4 million in 1999. Diluted cash earnings per share in 2000 were up 12% to $1.00, from $0.89 in 1999. In 1998, cash earnings were $2.3 million while diluted cash earnings per share were $0.58.

        Based on cash earnings, return on average tangible assets was 1.29% in both 2000 and 1999, compared with 0.88% in 1998. Return on average tangible common equity was 20.41% in 2000, compared with 16.65% in 1999 and 13.72% in 1998.

RESULTS OF OPERATIONS

        Net Interest Income. Net interest income continues to be Vail Banks' principal source of income, representing the difference between interest and fees earned on loans and investments and interest paid on interest bearing liabilities. In this discussion, FTE net interest income is presented whereby tax exempt income, such as interest on securities of states and municipalities, has been increased to an amount that would have been earned had such income been taxable. This adjustment places taxable and nontaxable income on a common basis and permits comparisons of rates and yields. Additionally, expenses associated with the Mandatorily Convertible Debentures are not reflected in interest expense as the debentures were converted to common shares in connection with the Offering.

        In 2000, FTE net interest income rose $3.3 million, or 14%, to $27.7 million from $24.4 million in 1999, largely the result of growth in average earning assets, which increased $60.9 million, or 17%, to $420.4 million in 2000 from $359.6 million in 1999. FTE net interest income and average earning assets in 1998 were $13.8 million and $218.7 million, respectively.

        The following table sets forth the average balances, interest income and expense and average yields and rates for Vail Banks' earning assets and interest bearing liabilities for the periods indicated on a fully tax-equivalent basis.

NET INTEREST INCOME ANALYSIS

                                        2000                           1999                           1998
(in thousands on a fully    --------------------------- ------------------------------ -------------------------------
taxable  equivalent         Average             Average  Average               Average  Average              Average
("FTE") basis)              Balance  Interest    Rate    Balance  Interest      Rate    Balance  Interest     Rate
----------------------------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold and
  other short-term
  investments               $     274  $    15      5.47%  $ 18,262  $    854     4.68%   $ 27,779  $  1,459    5.25%
Investment securities:
  Taxable                      28,008    1,709      6.10     32,719     1,848     5.65      16,845       981    5.82
  Tax exempt (1)                5,805      405      6.98      7,519       462     6.14       3,396       236    6.95
Loans (2)                     386,334   41,265     10.68    301,052    32,076    10.65     170,667    18,787   11.01
                           -------------------             ------------------             ------------------
   TOTAL EARNING ASSETS       420,421   43,394     10.32    359,552    35,240     9.80     218,687    21,463    9.81

Non-earning assets             96,829                        83,203                         42,917
                           -------------------------------------------------------------------------------------------
   TOTAL ASSETS             $ 517,250                     $ 442,755                      $ 261,604
                           ===========================================================================================

LIABILITIES
Interest bearing deposits:
  Interest bearing
    transaction accounts    $ 237,943  $  8,693     3.65% $ 202,887  $  6,219     3.07%  $122,052   $  4,298    3.52%
  Certificates of deposit      92,554     4,999     5.40     85,561     4,159     4.86     56,757      3,228    5.69
                            -------------------           -------------------            -------------------
   TOTAL INTEREST BEARING
      DEPOSITS                330,497    13,692     4.14    288,448    10,378     3.60    178,809      7,526    4.21

Short-term borrowings          30,481     2,001     6.56      8,033       476     5.93        734         31    4.22
Notes payable                      --                           170        14     8.24      1,105        111   10.05
                              ------------------            -----------------            --------------------
   TOTAL INTEREST BEARING
      LIABILITIES (3)         360,978    15,693     4.35    296,651    10,868     3.66    180,648      7,668    4.24
Non-interest bearing
  demand deposits              89,458                        86,377                        56,392

Other liabilities               4,546                         3,573                         2,263
                           -------------------------------------------------------------------------------------------
   TOTAL LIABILITIES          454,982                       386,601                       239,303

SHAREHOLDERS' EQUITY (3)       62,268                        56,154                        22,301
                           -------------------------------------------------------------------------------------------
   TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY   $ 517,250                     $ 442,755                      $261,604
                           ===========================================================================================
TOTAL DEPOSITS              $ 419,955  $ 13,692     3.26% $ 374,825  $ 10,378     2.77%  $235,201    $ 7,526    3.20%
                           ===========================================================================================
FTE NET INTEREST INCOME/
MARGIN (4)                             $ 27,701     6.59%            $ 24,372     6.78%              $13,795    6.31%
                                        ================               ==================            =================


(1) Tax exempt securities have been adjusted to a fully tax-equivalent basis using a marginal tax rate of 36.5% in 2000 and 34% in 1999 and 1998.

(2) Loans are presented net of unearned income and include nonaccrual loans and loans held for sale.

(3) Mandatorily convertible debentures are included in the "Shareholders' Equity" account, and expenses associated with the debentures are not reflected in interest expense in this table as they were converted in connection with the Initial Public Offering in December 1998.

(4) FTE margin has been computed by dividing FTE net interest income by total earning assets.

        The amount of net interest income is affected by changes in the volume and mix of earning assets and interest bearing liabilities and the interest yields and rates on these assets and liabilities. An analysis of how changes in volume and yields and rates affected net interest income for the years ended December 31, 2000, 1999 and 1998 is presented below.

ANALYSIS OF CHANGES IN NET INTEREST INCOME*

                                             2000 OVER 1999                    1999 OVER 1998
                                     -------------------------------   --------------------------------
(in thousands)                       VOLUME      RATE      TOTAL       VOLUME       RATE      TOTAL
-------------------------------------------------------------------------------------------------------
Interest Income:
   Federal funds sold and other
     short-term investments        $    (841)  $       2  $  (839)   $   (500)    $  (105)   $  (605)
   Investment securities
     Taxable                            (266)        127     (139)         924        (57)        867
     Tax exempt                         (105)         48      (57)         287        (61)        226
   Loans                                9,086        103     9,189      14,353     (1,064)     13,289
                                  ---------------------------------------------------------------------
      Total interest income             7,874        280     8,154      15,064     (1,287)     13,777
                                  ---------------------------------------------------------------------

Interest Expense:
   Interest bearing transaction
     accounts                           1,075      1,399     2,474       2,847       (926)      1,921
   Certificates of deposit                340        500       840       1,638       (707)        931
   Short-term borrowings                1,330        195     1,525         308         137        445
   Notes payable                         (14)         --      (14)        (94)         (3)       (97)
                                  ---------------------------------------------------------------------
      Total interest expense            2,731      2,094     4,825       4,699     (1,499)      3,200
                                  ---------------------------------------------------------------------
Change in net interest income FTE   $   5,143  $ (1,814)  $  3,329   $  10,365    $    212   $ 10,577
                                  ======================================================================

*Fully taxable equivalent ("FTE").

Notes: The change in interest that cannot be attributed to only a change in rate or a change in volume, but instead represents a combination of the two factors, has been allocated to the rate variance. Expenses associated with convertible debentures are not included in interest expense.


        The growth in average earning assets in 2000 and 1999 was largely attributable to higher average loans outstanding. Average loans were $385.7 million in 2000, up 28% from $301.1 million in 1999 and 76% greater than $170.7 million in 1998. The impact of the loans obtained in the July 2000 United Valley merger ($49.5 million) significantly contributed to higher average loan balances in 2000 compared with 1999. The full-year impact of the loans obtained in the December 1998 Telluride merger ($80.6 million) and the July 1998 Independent merger ($17.0 million) significantly contributed to higher average loan balances in 1999 compared with 1998. Additionally, growth generated internally also contributed to higher loan levels, with total loans increasing by $90.4 million, or 27%, to $427.1 million at year-end 2000 from $336.7 million at year-end 1999.

        Although 2000's net interest income increased from 1999, largely as a result of loan growth, the 2000 net interest margin, or taxable-equivalent net interest income expressed as a percentage of average earning assets, decreased from 1999. Vail Banks' net interest margin in 2000 was 6.59%, compared with 6.78% in 1999 and 6.31% in 1998. While the net interest margin decreased, it remained well above industry averages. Net interest margin is influenced by the level and relative mix of earning assets, interest bearing liabilities, non-interest bearing liabilities and shareholders' equity as well as the cost of interest bearing liabilities as compared to the yield on earning assets.

        Interest income, on a fully tax-equivalent basis, increased to $43.4 million in 2000 from $35.2 million in 1999 almost entirely as a result of the increase in loans as discussed above. Commercial and Industrial loans increased by $41.6 million, while Real Estate Construction loans increased by $33.7 million, combining for 83.3% of the total increase. Additionally, the yield on average loans and loans held for sale rose slightly during 2000 to 10.68% from 10.65% during 1999.

        Interest expense increased to $15.7 million in 2000 from $10.9 million in 1999. The impact of the interest bearing liabilities obtained in the July 2000 United Valley merger as well as the full year impact of the deposits obtained from World Savings during 1999 significantly contributed to higher average interest bearing deposit balances in 2000 compared with 1999. Total deposits of $75.9 million acquired in the United Valley merger and $36.8 million acquired from World Savings significantly contributed to the $42.0 million increase in average interest bearing deposits experienced in 2000. Additionally, the cost of interest bearing liabilities increased to 4.35% in 2000 from 3.66% in 1999, largely as a result of increases in overall interest rates by the Federal Reserve during 2000 as well as a high-yield money market product that was introduced during 2000. Similarly, the $3.2 million increase in interest expense in 1999 resulted primarily from the full-year impact of the interest bearing liabilities obtained in the December 1999 Telluride merger and the July 1998 Independent merger. The cost of interest bearing deposits decreased to 3.60% for 1999, from 4.21% in 1998.

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

        The provision for loan losses was $1.0 million in 2000, compared to $455,000 in 1999 and no provision for loan losses in 1998. Net charge-offs during 2000 equaled $386,000, resulting in a net increase in the allowance for loan losses of $661,000 compared to a net increase of $149,000 in 1999. Additionally, Vail Banks acquired an additional $1.0 million allowance in connection with the United Valley merger. At December 31, 2000, the allowance was 1.04% of total loans and 264% of non-performing loans. At December 31, 1999, the allowance was 0.81% of total loans and 149% of non-performing loans.

        Non-Interest Income. The following table sets forth Vail Banks' non-interest income for the periods indicated.

NON-INTEREST INCOME

(in thousands)                                                          2000       1999       1998
------------------------------------------------------------------------------------------------------
Service charges on deposits                                        $      2,879  $   2,414  $   1,404
Mortgage broker fees                                                      2,595         --         --
Other fee income                                                          1,323        795        444
Rental income                                                               977        565        489
Other                                                                       321        196         51
                                                                     ---------------------------------
          Total non-interest income                                $      8,095  $   3,970  $   2,388
                                                                     =================================

        Non-interest income rose $4.1 million, or 104%, to $8.1 million in 2000 from $4.0 million in 1999. This increase was primarily due to $2.6 million in mortgage broker fees generated by First Western after it was acquired January 2000, as well as an increase in deposit related fees, increased revenue from ATM usage and other retail banking activities, and other non-interest income generated from both internal growth and the United Valley merger.

        During 1999, total non-interest income increased $1.6 million, or 66%, to $4.0 million from $2.4 million for the comparable period in 1998. Growth in service charges and other fees on deposit accounts obtained in the Telluride and Independent mergers contributed substantially to the increase. Approximately 56% of the increase in non-interest income in 1999 was attributable to the former Telluride locations.

        Non-Interest Expense. The following table sets forth Vail Banks' non-interest expense for the periods indicated.

NON-INTEREST EXPENSE


(in thousands)                                                       2000          1999        1998
-----------------------------------------------------------------------------------------------------
Salaries and employee benefits                                 $     13,848  $    10,121 $     7,122
Occupancy                                                             2,710        2,188       1,626
Furniture and equipment                                               2,849        2,182       1,377
Amortization of intangible assets                                     1,325          984         297
Professional fees                                                       821          773         293
Retail banking                                                          774          294         199
Service fees                                                            652          756         550
Marketing and promotions                                                618          375         235
Telephone and data communications                                       464          465         282
Supplies and printing                                                   443          463         425
Postage and freight                                                     318          312         194
Write-off of correspondent bank account transactions                    139          680          --
Other                                                                 1,264          919         448
                                                                -------------------------------------
       Total non-interest expense                              $     26,225  $    20,512 $    13,048
                                                                =====================================


        In 2000 non-interest expense was $26.2 million, an increase of $5.7 million, or 28%, from $20.5 million in 1999, which had increased from $13.0 million in 1998. The increase in 2000 was largely the result of operating expenses of First Western and United Valley, amortization of goodwill generated in these transactions as well a full year of amortization from the World Savings acquisition, increasing costs of employee related and occupancy expenses generated by internal growth and increased retail banking activities, and due to the write-off of $139,000 of certain correspondent bank account transactions that were not appropriately recorded. The increase in non-interest expense during 1999 was primarily due to the incremental increase in expenses associated with the Telluride merger and, to a lesser extent, the Independent merger, including the amortization of intangible assets associated with those acquisitions. Additionally, during 1999 the Company wrote off $680,000 of certain correspondent bank account transactions that were not appropriately recorded.

        Salaries and employee benefits expense for 2000 were $13.8 million, an increase of $3.7 million from $10.1 million in 1999. This increase was due to expansion through de novo branches, the First Western acquisition and the United Valley merger, and charges associated with reorganization of management. Salaries and employee benefits increased by $3.0 million in 1999 from $7.1 million in 1998. This increase was due to expansion through de novo branches and the Independent and Telluride mergers. Full-time equivalent associates at December 31, 2000, 1999, and 1998 were 287, 227, and 263, respectively.

        Expenses associated with fixed assets, including occupancy and furniture and equipment, rose $1.2 million and $1.4 million in 2000 and 1999, respectively. Increases in 2000 were the result of aforementioned mergers and acquisitions, a full year of expense related to the operations facility in Gypsum, and the opening of a new branch in Aspen. Increases in 1999 were the result of a full year of expense from the Telluride and Independent mergers and the opening of Vail Banks' new operations facility in Gypsum in March 1999. All of these capital outlays have resulted, or are expected to result, in operating synergies and cost savings.

        Other expenses associated with the recent mergers have also increased in both 2000 and 1999. Specifically, the amortization of intangibles increased 35% in 2000 to $1.3 million from $984,000 in 1999 and $297,000 in 1998.
Additionally, normal operating expenses have increased in categories such as marketing and promotions, retail banking, loan expense, collection expense and deposit insurance, largely resulting from expansion.

        The efficiency ratio represents non-interest expense (excluding the amortization of intangible assets) as a percentage of the sum of FTE net interest income and non-interest income and is a measure of cost to generate a dollar of revenue. The efficiency ratio increased in 2000 to 74% from 73% in 1999 and improved in 1999 from 80% in 1998. The increase in 2000 was in large part the result of charges of $859,000, pre-tax, associated with the write-off of certain correspondent bank account transactions, reorganization of management, expansion costs into the Aspen market, and non-capitalizable expenses related to the United Valley merger.

        Income Taxes. Income tax expense as a percentage of pre-tax income was 40.8% for 2000 compared with 38.7% and 32.8% in 1999 and 1998, respectively. The amortization of goodwill recorded in all three years was not deductible for income tax purposes, affecting the effective tax rates. Factoring out amortization of goodwill for 2000, 1999, and 1998, the effective tax rate in each period would have been 35.3%, 34.1%, and 29.7%, respectively. The variation in effective tax rates during these periods was largely precipitated by the mergers closed since 1996. A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to pre-tax income is provided in Note 10 of the Notes to Consolidated Financial Statements, contained in Item 13 of this 10-KSB.

FINANCIAL CONDITION

        Loan Portfolio Composition. The following table sets forth the composition of Vail Banks' loan portfolio by type of loan at the dates indicated. Management believes that the balance sheet information as of the dates indicated should be read in conjunction with the average balance information in the tables above under "Net Interest Income." Vail Banks has followed a policy to manage the loan portfolio composition to mitigate risks in specific markets by diversifying the loan portfolio. However, Vail Banks does have a concentration of loans in the Commercial and Industrial and Real Estate--Construction categories. As a result of seasonal trends in the retail, service and real estate markets, balances of commercial loans may fluctuate significantly. During 2000, Vail Banks' sold its credit card portfolio, thus reducing the volume of consumer loans. Therefore, the data below is not necessarily indicative of longer-term trends within a particular category.

LOANS OUTSTANDING AT DECEMBER 31,

                                      2000            1999             1998                1997            1996
                               ---------------  ---------------  ------------------  ---------------  ---------------
(dollars in thousands)          AMOUNT     %       Amount    %      Amount      %       Amount   %      Amount  %
---------------------------------------------------------------------------------------------------------------------
Commercial and
industrial                    $  206,959   49%  $  165,373   49%  $ 130,677     48%  $  77,801   50%  $ 46,850    44%

Real estate-construction         114,654   27       80,959   24      55,642     21      25,163   16     23,852    22

Real estate-mortgage              78,482   18       59,898   18      51,000     19      31,618   21     31,815    30

Consumer                          27,041    6       30,505    9      31,872     12      20,331   13      4,269     4
                             -----------------------------------------------------------------------------------------
    Total                     $  427,136  100%  $  336,735  100%  $ 269,191    100%  $ 154,913  100%  $106,786   100%
                             =========================================================================================



        At December 31, 2000, gross loans were $427.1 million, which was an increase of $90.4 million, or 27%, over $336.7 million at December 31, 1999. All categories of loans except for Consumer increased over this period primarily due to the United Valley merger, which added $49.5 million of loans on the merger date, and internal loan growth resulting from the healthy Colorado economy. The decline in the consumer portfolio was due, in large part, to the sale of the credit card portfolio during 2000. Loans increased in 1999 by $67.5 million, or 25%, over $269.2 million in 1998. Growth during this period was attributable to internal loan growth precipitated by a healthy local economy and proactive solicitation by banking officers.

        Commercial and Industrial loans principally include loans to service, real estate and retail businesses and to farmers. These loans are primarily secured by real estate and operating business assets. Commercial and Industrial loans are made on the basis of the repayment ability and financial strength of the borrower as well as the collateral securing the loans.

        Real Estate--Construction loans principally include short-term loans to fund the construction of buildings and residences and/or to purchase land for planned and near-term commercial or residential development. These loans are primarily non-revolving lines of credit and are secured by real estate, typically well margined with a first security lien.

        Real Estate--Mortgage loans principally include short-term financing for existing one-to-four family residences. The majority of these loans have maturities of less than five years. These loans are secured by the subject real estate, typically well margined with a first lien position.

        Consumer loans to individuals principally include one-to-five year loans for consumer items, such as automobiles, snowmobiles, motor homes and other goods. These loans are typically secured, at minimum, by the items being financed.

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

        Loan Maturities. The following table presents loans by maturity in each major category at December 31, 2000. Actual maturities may differ from the contractual repricing maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications.

LOAN MATURITIES AT DECEMBER 31, 2000

                                                   Within 1        1 - 5         Over 5
(in thousands)                                       Year          Years         Years         Total
------------------------------------------------------------------------------------------------------
Commercial and industrial                       $   71,781    $     92,691    $  42,487    $  206,959

Real estate-construction                            91,521          23,133           --       114,654

Real estate-mortgage                                20,715          41,275       16,492        78,482

Consumer                                             8,338          17,003        1,700        27,041
                                               -------------------------------------------------------
                          Total                 $  192,355    $    174,102    $  60,679    $  427,136
                                               =======================================================

Of the loans with maturities over one year, $104.9 million had floating interest rates and the remainder had fixed interest rates.

        Analysis of Allowance for Loan Losses. The allowance for loan losses represents management's recognition of the risks of extending credit and its evaluation of the loan portfolio. The allowance is maintained at a level considered adequate to provide for probable loan losses based on management's assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance is increased by additional charges to operating income and reduced by loans charged off, net of recoveries.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(dollars in thousands)                                        2000      1999      1998      1997      1996
-------------------------------------------------------------------------------------------------------------
Allowance at beginning of the year                         $   2,739  $  2,590  $  1,364  $    823  $    620

Charge-offs
    Commercial and industrial                                    160        86        23         6        83
    Real estate-construction                                      --        --        --        --        --
    Real estate-mortgage                                           3        50         2        --        --
    Consumer                                                     255       245       143        52        39
                                                          ---------------------------------------------------
          Total charge-offs                                      418       381       168        58       122
Recoveries
    Commercial and industrial                                      2        58        22        17       167
    Real estate-construction                                      --        --        --        --        --
    Real estate-mortgage                                          --        --        --        --        --
    Consumer                                                      30        17        26         7         4
                                                          ---------------------------------------------------
          Total recoveries                                        32        75        48        24       171
                                                          ---------------------------------------------------
    Net charge-offs (recoveries)                                 386       306       120        34      (49)

Provision for loan losses                                      1,047       455        --       232       154

Allowance acquired through acquisitions                        1,040        --     1,346       343        --
                                                          ---------------------------------------------------
Allowance at end of the year                               $   4,440  $  2,739  $  2,590  $  1,364  $   823
                                                          ===================================================
Net charge-offs (recoveries) to average loans                  0.10%     0.10%     0.07%     0.03%   (0.05)%
                                                          ===================================================
Provision for loan losses to average loans                     0.27%     0.15%     0.00%     0.20%     0.17%
                                                          ===================================================
Allowance for loan losses to total loans at year-end           1.04%     0.81%     0.96%     0.88%     0.77%
                                                          ===================================================

        Vail Banks' lending personnel are responsible for ongoing reviews of the quality of the loan portfolio. Additionally, Vail Banks has engaged an external loan review firm to conduct loan reviews on a periodic basis. A list containing any potential problem loans is updated and reviewed by management and the Board of Directors monthly. These reviews assist in the identification of potential and probable losses, and also in the determination of an appropriate level of the allowance for loan losses. The allowance for loan losses is based primarily on management's estimates of loan losses from the foregoing processes and historical experience. These estimates involve ongoing judgments and may be adjusted over time depending on economic conditions, changing historical experience and changing mix of the loan portfolio among the different types of loans.

        State and federal regulatory agencies, as an integral part of their examination process, review Vail Banks' loans and its allowance for loan losses. Management believes that Vail Banks' allowance for loan losses is adequate to cover probable losses. There can be no assurance, however, that management will not need to increase the allowance for loan losses or that regulators, when reviewing Vail Banks' loan portfolio in the future, will not require Vail Banks to increase such allowance, either of which could adversely affect Vail Banks' earnings. Further, there can be no assurance that Vail Banks' actual loan losses will not exceed its allowance for loan losses.

        In order to comply with certain regulatory requirements, management has prepared the following allocation of Vail Banks' allowance for loan losses among various categories of the loan portfolio for each of the years in the five-year period ended December 31, 2000. In management's opinion, such allocation has, at best, a limited utility. It is based on management's assessment as of a given point in time of the risk characteristics for each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component part change. Such allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. In addition, by presenting such allocation, management does not mean to imply that the allocation is exact or that the allowance has been precisely determined from such allocation.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                          Amount
                                                  -----------------------------------------------------
(dollars in thousands)                               2000      1999      1998      1997       1996
------------------------------------------------------------------------------------------------------
Commercial and industrial                         $    1,976   $   784   $   992   $   110  $      41
Real estate-construction                                 949       513       411       334        675
Real estate-mortgage                                     765       642       584        55         68
Consumer                                                 516       380       292       141         32
Unallocated                                              234       420       311       724          7
                                                 -----------------------------------------------------
                                        Total     $    4,440   $ 2,739   $ 2,590   $ 1,364  $     823
                                                 =====================================================


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

The following table sets forth information concerning the non-performing assets of Vail Banks as of the dates indicated.

ASSET QUALITY AT DECEMBER 31,

(dollars in thousands)                                2000      1999      1998      1997      1996
-----------------------------------------------------------------------------------------------------
Nonaccrual loans                                    $  1,685   $ 1,843  $   322    $  136    $   --

Restructured loans                                        --        --      --         --        --
                                                  ---------------------------------------------------
        Total non-performing loans                     1,685     1,843      322       136        --
Foreclosed properties                                    129       287      412        --        --
                                                  ---------------------------------------------------
        Total non-performing assets                    1,814     2,130      734       136        --
Loans 90 days or more past due and accruing               --        11    1,061        78        65
                                                  ---------------------------------------------------
        Total risk assets                           $  1,814   $ 2,141    1,795    $  214    $   65
                                                  ===================================================
Non-performing loans to total loans                     0.39%     0.55%    0.12%     0.09%     0.00%
                                                  ===================================================

Non-performing assets to total loans plus
  foreclosed properties                                 0.42%     0.63%    0.27%     0.09%     0.00%
                                                  ===================================================
Non-performing assets to total assets                   0.32%     0.46%    0.17%     0.06%     0.00%
                                                  ===================================================
Risk assets to total loans plus foreclosed
  properties                                            0.42%     0.64%    0.67%     0.14%     0.06%
                                                  ===================================================


        Management believes Vail Banks is adequately collateralized to recover the majority of the balance of these nonaccrual loans. Management generally obtains and maintains appraisals on real estate collateral. Management is not aware of any adverse trends relating to Vail Banks' loan portfolio.

        At December 31, 2000, there were no loans excluded from non-performing loans set forth above where known information about possible credit problems of borrowers caused management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in such loans becoming non-performing.

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

        Vail Banks accounts for investment securities according to Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. At the date of purchase, Vail Banks is required to classify debt and equity securities into one of three categories: held to maturity, trading, or available for sale. Investments in debt securities are classified as held to maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the statements with unrealized gains and losses included in earnings. Since its inception, Vail Banks has not had any trading account activities. Investments not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of other comprehensive income until realized. The following tables set forth information regarding the investment composition of Vail Banks as of the dates indicated.

INVESTMENT SECURITIES AVAILABLE FOR SALE AT DECEMBER 31,

                                             2000                  1999                   1998
                                     --------------------- ---------------------  ---------------------
(dollars in thousands)                 COST        FAIR       Cost        Fair       Cost       Fair
                                                   VALUE                 Value                  Value
-------------------------------------------------------------------------------------------------------
 U.S. Treasury                      $      498  $     503   $  1,808  $   1,804 $     8,466 $    8,491

 Government agencies                    10,124     10,068     13,664     13,418      13,723     13,729

 State and municipal                     4,004      3,980      6,128      6,055       7,928      7,952

 Mortgage-backed securities              7,462      7,376      8,190      7,806         811        812

 Federal Home Loan Bank stock            2,050      2,050      1,387      1,387       1,090      1,090

 Federal Reserve stock                     793        793        793        793         764        764

 Other securities                          224        224        183        183         184        184
                                    -------------------------------------------------------------------

    Total available for sale        $   25,155  $  24,994   $ 32,153  $  31,446 $    32,966 $   33,022
                                    ===================================================================



INVESTMENT SECURITIES HELD TO MATURITY AT DECEMBER 31,

                                             2000                  1999                   1998
                                     --------------------- ---------------------  ---------------------
(dollars in thousands)                 COST       FAIR         Cost     Fair          Cost     Fair
                                                  VALUE                 Value                  Value
-------------------------------------------------------------------------------------------------------
  U.S. Treasury                     $   4,000  $    4,000  $   3,994 $    3,969 $    5,986  $    6,049

  State and municipal                      --          --         --         --          50         50

  Mortgage-backed securities            1,208       1,217      1,351      1,320       1,677      1,715
                                   --------------------------------------------------------------------

    Total held to maturity          $   5,208  $    5,217  $   5,345 $    5,289  $    7,713 $    7,814
                                   ====================================================================


      The following tables set forth the estimated carrying value and approximate yield of the securities in the investment portfolio by type and maturity at December 31, 2000.


MATURITIES OF AVAILABLE FOR SALE INVESTMENTS AT DECEMBER 31, 2000

                              Within 1 Year   1 - 5 Years    5 -10 Years   Over 10 Years     Total
                              -------------- -------------- -------------- -------------- ----------------
(dollars in
thousands)                    Amount  Yield   Amount Yield   Amount Yield   Amount Yield   Amount Yield
----------------------------------------------------------------------------------------------------------
U.S. Treasury                $   250    5.87% $ 253  6.26% $     --  0.00% $  --    0.00%  $   503  6.07%

Government agencies            2,485    5.32  5,113  5.76     1,984  6.29     486    6.88   10,068  5.81

State and municipal            1,084    4.21  1,929  4.32       663  5.86     304    4.90    3,980  4.60

Mortgage-backed securities        --    0.00    178  6.63        32  6.84    7,166   6.03    7,376  6.05

Equity securities (1)             --      --     --              --          3,067           3,067
                           ---------          -----         -------        -------         -------
   Total and weighted
     average yield           $ 3,819   5.04% $7,473  5.43%  $ 2,679  6.19% $11,023   6.04% $24,994  5.68%
                           ===============================================================================
  (1)  Equity securities do
  not have stated maturity
  dates.



MATURITIES OF HELD TO MATURITY INVESTMENTS AT DECEMBER 31, 2000

                             Within 1 Year     1 - 5 Years       5 -10 Years     Over 10 Years        Total
                             ----------------------------------------------------------------------------------
(dollars in                  Amount    Yield  Amount  Yield    Amount    Yield   Amount  Yield   Amount   Yield
thousands)
---------------------------------------------------------------------------------------------------------------
U.S. Treasury               $ 4,000    5.28%   $ --   0.00%    $   --    0.00%       --  0.00%   $ 4,000  5.28%

Mortgage-backed
securities                       --    0.00      --   0.00        321    6.43       887  6.94      1,208  6.81
                            -------            ----            ------            ------          -------
   Total and weighted
   average yield            $ 4,000    5.28%   $ --   0.00%    $  321    6.43%   $  887  6.94%   $ 5,208  5.63%
                          =====================================================================================



        Deposits. Vail Banks' primary source of funds has historically been in-market customer deposits. Deposit products are concentrated in business and personal checking accounts, including interest bearing and non-interest bearing accounts. Generally, deposits are short-term in nature with approximately 85% of deposits having a committed term less than three months and approximately 97% having a committed term of less than one year. Vail Banks' resort locations experience a seasonality of deposits; however, increases in deposits in non-resort-oriented markets due to recent mergers has helped to mitigate such seasonality.

        Total deposits were $482.0 million at December 31, 2000, an increase of $109.3 million, or 29%, from $372.7 million at December 31, 1999. The increase in deposits was primarily due to the merger with United Valley, which added $75.9 million in deposits on the merger date, and to a lesser degree, the marketing of new deposit products. In 1999, deposits decreased by $4.8 million, or 1% from $377.6 million at December 31, 1998. Management attributes this decline in deposits to several factors, including: the intentional reduction of high-cost public certificates of deposit, cash withdrawals at year-end related to the public's Year 2000 liquidity concerns, and the general movement from bank deposits to stock market investments by the consumer. Deposits are relatively concentrated in lower cost transaction accounts with 21% being in non-interest bearing checking and 16% being in interest bearing checking at December 31, 2000. Savings deposits made up 7%, money market deposits made up 35%, and certificates of deposit made up 21% of deposits at year-end.

        The following table sets forth the composition of Vail Banks' deposits by type at December 31, 2000, 1999 and 1998.

DEPOSIT COMPOSITION AT DECEMBER 31,

                                                2000                    1999                    1998
                                       ----------------------  ---------------------- -----------------------
(dollars in thousands)                     AMOUNT        %         Amount        %        Amount         %
-------------------------------------------------------------------------------------------------------------

Non-interest bearing checking           $      99,609    21%      $   86,991     23%      91,510        24%

Interest bearing checking                      78,486     16          64,753     17       61,050        16

Money market                                  170,737     35         102,784     28       90,839        24

Savings                                        31,474      7          31,451      9       42,165        11

Certificates of deposit                       101,696     21          86,763     23       92,008        25
                                    -------------------------------------------------------------------------

  Total                                 $     482,002    100%     $  372,742    100%    $377,572       100%
                                    =========================================================================


        The following table sets forth the amount and maturity of certificates of deposit that had balances equal to or greater than $100,000 at December 31, 2000, 1999 and 1998.

MATURITIES OF CERTIFICATES OF DEPOSIT EQUAL TO OR GREATER THAN $100,000 AT DECEMBER 31,

(in thousands)                                     2000       1999       1998
----------------------------------------------------------------------------------
3 months or less                                 $  11,630  $ 9,290    $  22,907

3 - 6 months                                         5,471    6,825        9,036

6 - 12 months                                       13,383   10,424        7,888

Over 12 months                                       3,384    1,978        4,641

                                                ----------------------------------
                                    Total        $  33,868  $28,517    $  44,472
                                                ==================================

Liquidity and Interest Rate Sensitivity

        Sources of Liquidity. Liquidity is a measure of Vail Banks' ability to meet its customers' present and future deposit withdrawals and/or increased loan demand without unduly penalizing earnings as well as the ability to meet long-term growth objectives. Interest rate sensitivity involves the relationship between rate sensitive assets and liabilities and is an indication of the probable effects of interest rate movements on Vail Banks' net interest income. Vail Banks manages both its liquidity and interest sensitivity by projecting credit demand and other financial needs and then maintaining sufficient funding sources and assets readily convertible into cash to meet these requirements.

        Vail Banks has provided for its liquidity needs by maintaining adequate cash balances, through growth in core deposits, maturing loans and investments in its securities portfolio and by maintaining various short-term borrowing sources. Vail Banks does not accept brokered deposits. Management believes that maturing investment securities and unused borrowing sources will be adequate to meet the liquidity needs for the foreseeable future.

        As of December 31, 2000, total borrowings were $10.4 million, a decrease of $19.7 million from $30.1 million as of December 31, 1999. This decrease is attributable to deposit growth, discussed above, which has provided funds to pay down outstanding advances. Sources of borrowing are as follows:

- WestStar is a member of the Federal Home Loan Bank of Topeka ("FHLB") and, as a regular part of its business, obtains advances from the FHLB. Advances are collateralized by FHLB stock owned by WestStar, as well as certain mortgages or deeds of trust. As of December 31, 2000, the authorized borrowing line totaled $135.6 million. Of this amount, $24.0 million was an irrevocable stand-by letter of credit pledged as collateral for uninsured public fund deposits. No other amounts were outstanding under this line.

- WestStar has also established unsecured, overnight federal funds lines with Bankers' Bank of the West and Wells Fargo. As of December 31, 2000, authorized borrowing lines totaled $50 million, of which $8.4 million was outstanding.

- During December 2000, Vail Banks obtained a credit facility from Bankers' Bank of the West permitting borrowing of up to $2.0 million. Borrowings outstanding under the line of credit were $2.0 million as of December 31, 2000 and are due at maturity on July 1, 2001.

        Asset and Liability Management. The liquidity position of Vail Banks is monitored by management and the Asset/Liability Committee of the Board of Directors. A principal function of asset/liability management is to coordinate the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. Interest-sensitive assets and liabilities are those that are subject to repricing in the near term, including both variable rate instruments and those fixed rate instruments which are approaching maturity. Changes in net yields on interest-sensitive assets occur when interest rates on those assets, such as loans and investment securities, change in a different time period from that of the interest rates on liabilities, such as deposits. Changes in net yield on interest-sensitive assets result from changes in the mix and volumes of earning assets and interest-bearing liabilities. These differences, or "gaps," provide an indication of the extent that net interest income may be affected by future changes in interest rates.

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

        The following table sets forth the interest rate sensitivity of Vail Banks' assets and liabilities at December 31, 2000, and sets forth the repricing dates of Vail Banks' interest-earning assets and interest-bearing liabilities as of that date, as well as Vail Banks' interest rate sensitivity gap percentages for the periods presented. This table indicates Vail Banks is in a liability sensitive or negative gap position for the twelve-month period ending December 31, 2001. During that period, 83% of interest bearing liabilities would reprice compared to 63% of all interest earning assets. This liability sensitive position would generally indicate that Vail Banks' net interest income would increase should interest rates fall and decrease should interest rates rise. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of the repricing for both the asset and the liability remains the same. The table is based on assumptions as to when assets and liabilities will reprice in a changing interest rate environment, and since such assumptions can be no more than estimates, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes than those estimated. Also, the renewal or repricing of certain assets and liabilities can be discretionary and subject to competitive and other pressures. Therefore, the following table does not and cannot necessarily indicate the actual future impact of general interest rate movements on Vail Banks' net interest income.

STATIC INTEREST RATE SENSITIVITY AT DECEMBER 31, 2000

                                                        Maturing or Repricing
                                  -------------------------------------------------------------------
                                                                             Non-Sensitive
                                        1 - 90      91 Days       1 Year      and Over
(dollars in thousands)                  Days       to 1 Year    to 5 Years     5 Years      Total
-----------------------------------------------------------------------------------------------------
Assets
  Investment securities             $      8,953 $       2,053 $     8,236  $     10,960  $   30,202
  Loans                                  233,895        42,447     126,581        24,845     427,768
  Non-earning assets                          --            --          --       105,301     105,301
                                  -------------------------------------------------------------------
    Total assets                         242,848        44,500     134,817       141,106     563,271

Liabilities and shareholders'
    equity
  Interest-bearing deposits:
    Interest bearing checking*            15,698        23,546      39,242            --      78,486
    Money market and other
      savings*                           181,227        10,492      10,492            --     202,211
    Certificates of deposit               31,522        54,649      15,525            --     101,696
                                  -------------------------------------------------------------------
       Total interest bearing
         deposits                        228,447        88,687      65,259            --     382,393
  Federal funds purchased and
    other short-term borrowings           10,410            --          --            --      10,410
  Non-interest bearing liabilities            --            --          --       103,341     103,341
  Minority interest                           --            --          --           697         697
  Shareholders' equity                        --            --          --        66,430      66,430
                                  -------------------------------------------------------------------
    Total liabilities and equity         238,857        88,687      65,259       170,468     563,271

Interest sensitivity gap            $      3,991  $    (44,187) $   69,558   $   (29,362)
                                  =======================================================
Cumulative interest sensitivity
  gap                               $      3,991  $    (40,196) $    29,362
                                  =========================================
Cumulative gap as a percentage of
  total assets                              0.71%       (7.13%)       5.21%
                                  =========================================


*Vail Banks' experience with interest bearing checking accounts and savings deposits has been that, although these deposits are subject to immediate withdrawal or repricing, a portion of the balances has remained relatively constant in periods of both rising and falling rates. Therefore, a portion of these deposits is included in the "91 Days to 1 Year" category as well as in the "Over 1 Year to 5 Years" category.

CAPITAL RESOURCES
        On December 10, 1998 Vail Banks sold 1,680,000 shares of common stock in the Offering, which generated $17.6 million in new equity. At the same time, shareholders' equity was reduced by $467,000 due to the early conversion payment upon the required conversion of preferred stock to Common Stock.

        Shareholders' equity at December 31, 2000 increased $8.1 million, or 14%, to $66.4 million from $58.3 million at December 31, 1999. During 1999, shareholders' equity increased $3.9 million, or 7%, from $54.4 million at December 31, 1998. The increase in 2000 was due to the Common Stock issued in connection with the United Valley merger, exercise of stock options, issuance of restricted stock, the East West acquisition and the retention of current period earnings. This increase was partially offset by payment of dividends to holders of Common Stock. The increase in 1999 was solely due to the retention of current period earnings. After netting the effects of the tax loss carryforward and the "equivalent taxation" entry, the total increase in shareholders' equity due to retention of earnings was $3.3 million for the year ended December 31, 1998.

        Vail Banks and WestStar are subject to various regulatory capital requirements administered by governmental banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Vail Banks' financial condition. Vail Banks and WestStar must meet specific capital adequacy guidelines and WestStar must meet guidelines under the regulatory framework for prompt corrective action that together involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Vail Banks' and WestStar's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require Vail Banks and WestStar to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. See "Supervision and Regulation" in Item 1 for explanations of these terms and requirements.

        As of December 31, 2000 and 1999, Vail Banks met all capital adequacy requirements to which it was subject. As of December 31, 2000, Vail Banks had Tier 1 and Total Risk-Based Capital ratios of 7.14% and 8.25%, respectively, and a Leverage ratio of 5.45%. As of December 31, 1999, Vail Banks had Tier 1 and Total Risk-Based Capital ratios of 10.71% and 11.54%, respectively, and a Leverage ratio of 8.05%. The decrease in the capital ratios experienced during 2000 was largely attributable to the growth rate of certain loans and commitments (having higher risk weightings) exceeding the growth rate of the Company's capital, as well as due to the goodwill recorded in connection with the United Valley merger, (intangibles are deducted from the capital calculation).

        As of December 31, 2000 and 1999, WestStar met all capital adequacy requirements to which it was subject. As of December 31, 2000, WestStar had Tier 1 and Total Risk-Based Capital ratios of 7.21% and 8.31%, respectively, and a Leverage ratio of 5.49%. As of December 31, 1999, WestStar had Tier 1 and Total Risk-Based Capital ratios of 9.20% and 10.03%, respectively, and a Leverage ratio of 6.90%.

        Management anticipated that WestStar's capital ratios would fall below the "well-capitalized" designation pursuant to the FDIC's prompt corrective action provisions during the third quarter of 2000 as a result of the United Valley merger. As a condition of approval of the United Valley merger by the Federal Reserve, Vail Banks committed that WestStar's capital would exceed the minimum requirements for "well-capitalized" by June 30, 2001. If West-Star was not "well-capitalized" by that date, it could have been required to suspend its acquisition activities or consider only transactions that would result in WestStar becoming "well-capitalized". Additionally, as of September 30, 2000, WestStar's Total Risk-Based Capital ratio fell to 7.67%, which was below the "adequately capitalized" designation pursuant to the FDIC's prompt corrective action provisions. WestStar is subject to FDIC deposit insurance assessments for the Bank Insurance Fund. Assessments are determined based upon a sliding scale depending on a bank's placement in certain supervisory categories. As a result of falling below the minimum requirement, WestStar will be required to pay additional premiums during the first half of 2001 totaling approximately $160,000. As of February 2001, WestStar has restored all of its capital ratios to "well-capitalized" levels as a result of Vail Banks issuing $16.5 million in trust preferred securities and contributing a portion of the proceeds as capital into WestStar. Regulatory guidelines permit trust preferred securities, subject to certain limitations, to be included in the calculation of Tier 1 and Total Risk Based capital. See Item 13. "Financial Statements--Note 19" for further information on this transaction.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses from derivatives to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions for which hedge accounting is applied.

        SFAS No. 133, as amended by SFAS No. 138, was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB amended SFAS No. 133, deferring the effective date by one year. The Company has adopted this statement as of January 1, 2001. The Company has not engaged in the use of derivatives, does not conduct hedging activities, and has not entered into contracts containing embedded derivatives; therefore, the adoption of the new statement did not have a significant effect on earnings or the financial position of the Company.

        In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 140 revises the accounting standards for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. Adoption of SFAS 140 will not have a material effect on the Company's financial statements.

        During 2000, the Emerging Issues Task Force issued guidance on Issue 99-20 Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. This guidance is effective for the Company beginning in the second quarter of 2001. The impact of adopting the provisions contained in this guidance on the Company's results of operations or financial condition has not yet been determined.


ITEM 7. FINANCIAL STATEMENTS.

        The response to this item is included in Part III, Item 13 of this Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        On January 15, 1999, the Audit Committee of the Board of Directors of Vail Banks approved the dismissal of Fortner, Bayens, Levkulich & Co., P.C. and the hiring of KPMG LLP. The decision to dismiss Fortner, Bayens, Levkulich & Co., P.C. by the Audit Committee was based on the need to hire a larger accounting firm to meet the Company's needs after the public offering in December 1998.

        The report of Fortner, Bayens, Levkulich & Co., P.C. on the Company's financial statements for the fiscal year ended on December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

        In connection with the audit of the Company's financial statements for the year ended December 31, 1997, and in the subsequent interim period, there were no disagreements with Fortner, Bayens, Levkulich & Co., P.C. on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of Fortner, Bayens, Levkulich & Co., P.C. would have caused Fortner, Bayens, Levkulich & Co., P.C. to make reference to the matter in their report.

        During the fiscal year ended on December 31, 1997 and through January 15, 1999, the Company did not consult with KPMG LLP on matters (i) regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements, or
(ii) which concerned the subject matter of a disagreement or event identified in response to paragraph (a)(1)(iv) of Item 304 of Regulation S-B with the former auditor.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The information contained under the headings "Information About Nominees For Director and Continuing Directors" and "Compliance with Section 16(a) of the Exchange Act" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for Vail Banks' annual meeting of shareholders to be held on May 21, 2001, to be filed with the Securities and Exchange Commission ("SEC"), is incorporated herein by reference. Information regarding executive officers is included in "Executive Officers of Vail Banks" in Item 1 of this Form 10-KSB.

ITEM 10.       EXECUTIVE COMPENSATION.

        The information contained under the heading "Executive Compensation" in the definitive proxy statement to be used in connection with the solicitation of proxies for Vail Banks' annual meeting of shareholders to be held on May 21, 2001, to be filed with the SEC, is incorporated herein by reference.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information contained under the heading "Beneficial Ownership of Securities" in the definitive proxy statement to be used in connection with the solicitation of proxies for Vail Banks' annual meeting of shareholders to be held on May 21, 2001, to be filed with the SEC, is incorporated herein by reference.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information contained under the heading "Certain Relationships and Related Transactions" in the definitive proxy statement to be used in connection with the solicitation of proxies for Vail Banks' annual meeting of shareholders to be held on May 21, 2001, to be filed with the SEC, is incorporated herein by reference.

ITEM 13.       EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

        (a)    FINANCIAL STATEMENTS.

               The following financial statements and notes thereto of Vail Banks begin on page F-1 of this Annual Report.

                  Independent Auditors' Report
                  Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

                  Consolidated Statements of Shareholders' Equity and
                      Comprehensive Income for the years ended December 31, 2000, 1999 and 1998
                  Consolidated Statements of Cash Flows for the years ended
                      December 31, 2000, 1999 and 1998
                  Notes to Consolidated Financial Statements as of December 31,
                      2000 and 1999 and for the years ended December 31, 2000, 1999, and 1998.

               EXHIBITS

               The following exhibits are required to be filed with this Report on 10-KSB by Item 601 of Regulation S-B.


               EXHIBIT
                 NO.                                 DESCRIPTION OF EXHIBIT
               -------
                  2.1     Agreement and Plan of Reorganization, dated as of March 21, 2000, by and between Estes, Jack G. Haselbush, Bradley D. Sishc and the Company*
                  3.1     Amended and Restated Articles of Incorporation of the Registrant**
                  3.2     Amended and Restated Bylaws of the Registrant**
                 10.1     Stock Incentive Plan, as amended**(1)
                 10.2     General Release and Agreement between the Company and John R. Spruill, dated January 26, 2001
                 10.3     Change in Control Severance Payment Agreement between the Company and Peter
                          G. Williston, dated July 5, 2000
                 16.1     Letter of change of certifying accountant***
                 21.1     Subsidiaries of the Registrant****
                 23.1     Consent of KPMG LLP dated April 13, 2001
                 24.1     Power of Attorney (on signature page)


--------------------

(1) Management contract or compensatory plan required to be filed as an exhibit.
* Incorporated by reference to the Registration Statement of Vail Banks on Form S-4, SEC file number 333-38204, filed as of May 31, 2000, as amended.
** Incorporated by reference from the Registrant's Form SB-2, as amended, Commission File No. 333-60347.
***  Incorporated by reference from the Registrant's Current Report on Form
     8-K filed as of January 22, 1999.
**** Incorporated by reference from the Registrant's Annual Report on Form
     10-KSB for the fiscal year ended December 31, 1999.

        (b)    REPORTS ON FORM 8-K.

               No reports were filed during the last quarter of 2000.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of
Vail Banks, Inc.:

        We have audited the accompanying consolidated balance sheets of Vail Banks, Inc. and subsidiary (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vail Banks, Inc. and subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2, the accompanying consolidated balance sheet as of December 31, 1999 and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for the year ended December 31, 1999 have been restated.



/s/ KPMG LLP



Denver, Colorado
January 19, 2001, except as to
   Note 2 which is as of
   April 13, 2001

                                VAIL BANKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


(in thousands, except share data)                                                               2000            1999
-------------------------------------------------------------------------------------------------------------------------
                                                                                                            (as restated,
ASSETS                                                                                                       see Note 2)

Cash and due from banks                                                                      $  24,670        $  29,291
Investment securities, available for sale                                                       24,994           31,446
Investment securities, held to maturity (fair value of
    $5,217 and $5,289 in 2000 and 1999, respectively)                                            5,208            5,345
Loans held for sale                                                                                632               --
Loans                                                                                          427,136          336,735
Allowance for loan losses                                                                       (4,440)          (2,739)
                                                                                             --------------------------

               Net loans                                                                       422,696          333,996
                                                                                             --------------------------

Premises and equipment, net                                                                     40,369           34,954
Interest receivable                                                                              3,425            2,724
Intangible assets, net                                                                          38,519           24,177
Other assets                                                                                     2,758            2,349
                                                                                             --------------------------

                                                                                             $ 563,271        $ 464,282
                                                                                             ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
    Deposits:
      Non-interest bearing                                                                   $  99,609        $  86,991
      Interest bearing                                                                         382,393          285,751
                                                                                             --------------------------

               Total deposits                                                                  482,002          372,742
    Short-term borrowings:
      Federal funds purchased                                                                    8,410           11,060
      FHLB advances                                                                                 --           19,000
      Line of credit                                                                             2,000               --
                                                                                             --------------------------
               Total short-term borrowings                                                      10,410           30,060
    Interest payable and other liabilities                                                       3,732            2,530
                                                                                             --------------------------

               Total liabilities                                                               496,144          405,332
                                                                                             --------------------------
Minority interest                                                                                  697              655
                                                                                             --------------------------
Shareholders' equity
    Preferred stock - $1 par value; 2,250,000 shares authorized, no shares issued
      and outstanding at December 31, 2000 and 1999, respectively                                   --               --
    Common stock - $1 par value; 20,000,000 shares authorized,
       6,456,400 and 6,069,370 shares issued and outstanding at
       December 31, 2000 and 1999, respectively                                                  6,456            6,069
     Additional paid-in capital                                                                 49,933           46,747
     Retained earnings                                                                          10,143            5,946
     Accumulated other comprehensive loss, net of taxes                                           (102)            (467)
                                                                                             --------------------------

               Total shareholders' equity                                                       66,430           58,295
                                                                                             --------------------------

                                                                                             $ 563,271        $ 464,282
                                                                                             ==========================


See accompanying notes to consolidated financial statements.

                                VAIL BANKS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                                  1999
                                                                                              (as restated,
(in thousands, except share data)                                                 2000          see Note 2)         1998
---------------------------------------------------------------------------------------------------------------------------
Interest income
    Interest and fees on loans                                                 $   41,265       $   32,076       $   18,787
    Interest on investment securities                                               1,966            2,152            1,137
    Interest on federal funds sold and other short-term investments                    15              854            1,459
                                                                               --------------------------------------------

           Total interest income                                                   43,246           35,082           21,383
                                                                               --------------------------------------------
Interest expense
    Deposits                                                                       13,692           10,378            7,526
    Short-term borrowings                                                           2,001              476               31
    Notes payable                                                                      --               14              111
    Mandatorily convertible debentures                                                 --               --              141
                                                                               --------------------------------------------

           Total interest expense                                                  15,693           10,868            7,809
                                                                               --------------------------------------------

           Net interest income                                                     27,553           24,214           13,574
Provision for loan losses                                                           1,047              455               --
                                                                               --------------------------------------------

           Net interest income after provision for loan losses                     26,506           23,759           13,574
Non-interest income
    Deposit related                                                                 2,879            2,414            1,404
    Mortgage broker fees                                                            2,595               --               --
    Other                                                                           2,621            1,556              984
                                                                               --------------------------------------------

                                                                                    8,095            3,970            2,388
Non-interest expense
    Salaries and employee benefits                                                 13,848           10,121            7,122
    Occupancy                                                                       2,710            2,188            1,626
    Furniture and equipment                                                         2,849            2,182            1,377
    Amortization of intangible assets                                               1,325              984              297
    Write-off of correspondent bank account transactions                              139              680               --
    Other                                                                           5,354            4,357            2,626
                                                                               --------------------------------------------

                                                                                   26,225           20,512           13,048
                                                                               --------------------------------------------

           Income before income tax expense                                         8,376            7,217            2,914
Income tax expense                                                                  3,420            2,793              955
                                                                               --------------------------------------------

           Net income                                                          $    4,956       $    4,424       $    1,959
                                                                               ============================================

Net income                                                                     $    4,956       $    4,424       $    1,959
Preferred stock dividends                                                              --               --              690
                                                                               --------------------------------------------

Net income available to common shareholders                                    $    4,956       $    4,424       $    1,269
                                                                               ============================================

Earnings per share - basic                                                     $     0.80       $     0.73       $     0.47
Earnings per share - diluted                                                   $     0.79       $     0.73       $     0.47

Weighted average common shares
    Basic                                                                       6,205,669        6,040,618        2,691,987
    Diluted                                                                     6,290,461        6,091,635        3,361,560

See accompanying notes to consolidated financial statements.

                                VAIL BANKS, INC.
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                             Section A                              Common Stock
                                                          Preferred Stock         Mandatory         $1 Par Value
                                                      -----------------------    Convertible    ----------------------
(in thousands, except share data)                       Shares        Amount     Debentures      Shares       Amount
-----------------------------------------------------------------------------------------------------------------------

BALANCE AT JANUARY 1, 1998                               34,258     $   2,960     $   1,600     2,250,980    $   2,251

Issuance of common stock for services                        --            --            --        34,840           35
8% dividends declared on preferred stock                     --            --            --            --           --
Issuance of common stock at $10 per
   share, less selling expenses of $36                       --            --            --       204,540          204
Issuance of common stock in conjunction
   with acquisitions                                         --            --            --     1,227,683        1,228
Issuance of common stock in conjunction with
   initial public offering at $12 per share
   less selling expenses of $2,571                           --            --            --     1,680,000        1,680
Conversion of preferred stock to common stock
   including preferred stock dividend in
   conjunction with initial public offering
   less conversion costs of $20                         (34,258)       (2,960)           --       342,565          343
Conversion of  mandatorily convertible
   debentures to  common stock in
   conjunction with initial public offering                  --            --        (1,600)      300,000          300
Comprehensive income
   Net income                                                --            --            --            --           --
   Net change in unrealized gains on
      investment securities available
      for sale, net of taxes                                 --            --            --            --           --
                                                      -----------------------------------------------------------------

             Total comprehensive income                      --            --            --            --           --

Income tax benefit credited to shareholders'
   equity                                                    --            --            --            --           --
                                                      -----------------------------------------------------------------

BALANCE AT DECEMBER  31, 1998                                --            --            --     6,040,608        6,041

Issuance of restricted common stock                          --            --            --        28,762           28
Recognition-stock comp. on restricted stock                  --            --            --            --           --
Comprehensive income
   Net income                                                --            --            --            --           --
   Net change in unrealized losses on
        investment securities available
        for sale, net of  taxes                              --            --            --            --           --
                                                      -----------------------------------------------------------------

             Total  comprehensive income                     --            --            --            --           --
                                                      -----------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999 (AS RESTATED,
SEE NOTE 2)                                                  --            --            --     6,069,370        6,069

Issuance of common stock in conjunction with
   acquisitions                                              --            --            --       358,970          359
Issuance of common stock in conjunction with
   exercise of stock options                                 --            --            --        11,250           11
Issuance of restricted common stock                          --            --            --        16,810           17
Recognition-stock comp. on restricted stock                  --            --            --            --           --
Declaration of dividends on common stock
   ($0.12 per share)                                         --            --            --            --           --
Comprehensive income
   Net income                                                --            --            --            --           --
   Net change in unrealized losses on
        investment securities available
        for sale, net of taxes                               --            --            --            --           --
                                                      -----------------------------------------------------------------

             Total  comprehensive income                     --            --            --            --           --
                                                      -----------------------------------------------------------------

BALANCE AT DECEMBER 31, 2000                                 --     $      --     $      --     6,456,400    $   6,456
                                                      =================================================================


                                                                                Accumulated
                                                     Additional                    Other
                                                       Paid-In       Retained   Comprehensive
(in thousands, except share data)                      Capital       Earnings   Income (loss)      Total
---------------------------------------------------------------------------------------------------------

BALANCE AT JANUARY 1, 1998                            $  10,778     $     253     $      26     $  17,868

Issuance of common stock for services                       172            --            --           207
8% dividends declared on preferred stock                     --          (243)           --          (243)
Issuance of common stock at $10 per
   share, less selling expenses of $36                    1,806            --            --         2,010
Issuance of common stock in conjunction
   with acquisitions                                     12,867            --            --        14,095
Issuance of common stock in conjunction with
   initial public offering at $12 per share
   less selling expenses of $2,571                       15,909            --            --        17,589
Conversion of preferred stock to common stock
   including preferred stock dividend in
   conjunction with initial public offering
   less conversion costs of $20                           2,597          (447)           --          (467)
Conversion of  mandatorily convertible
   debentures to  common stock in
   conjunction with initial public offering               1,300            --            --            --
Comprehensive income
   Net income                                                --         1,959            --         1,959
   Net change in unrealized gains on
      investment securities available
      for sale, net of taxes                                 --            --            16            16
                                                    -----------------------------------------------------

             Total comprehensive income                      --         1,959            16         1,975

Income tax benefit credited to shareholders'
   equity                                                 1,343            --            --         1,343
                                                    -----------------------------------------------------

BALANCE AT DECEMBER  31, 1998                            46,772         1,522            42        54,377

Issuance of restricted common stock                         (28)           --            --            --
Recognition-stock comp. on restricted stock                   3            --            --             3
Comprehensive income
   Net income                                                --         4,424            --         4,424
   Net change in unrealized losses on
        investment securities available
        for sale, net of  taxes                              --            --          (509)         (509)
                                                    -----------------------------------------------------

             Total  comprehensive income                     --         4,424          (509)        3,915
                                                    -----------------------------------------------------

BALANCE AT DECEMBER 31, 1999 (AS RESTATED,
SEE NOTE 2)                                              46,747         5,946          (467)       58,295

Issuance of common stock in conjunction with
   acquisitions                                           3,022            --            --         3,381
Issuance of common stock in conjunction with
   exercise of stock options                                 85            --            --            96
Issuance of restricted common stock                         (17)           --            --            --
Recognition-stock comp. on restricted stock                  96            --            --            96
Declaration of dividends on common stock
   ($0.12 per share)                                         --          (759)           --          (759)
Comprehensive income
   Net income                                                --         4,956            --         4,956
   Net change in unrealized losses on
        investment securities available
        for sale, net of taxes                               --            --           365           365
                                                    -----------------------------------------------------

             Total  comprehensive income                     --         4,956           365         5,321
                                                    -----------------------------------------------------

BALANCE AT DECEMBER 31, 2000                          $  49,933     $  10,143     $    (102)    $  66,430
                                                    =====================================================


See accompanying notes to consolidated financial statements

                                VAIL BANKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                                                          1999
                                                                                                     (as restated,
(in thousands)                                                                            2000         see Note 2)         1998
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
    Net income                                                                         $   4,956        $   4,424        $   1,959
    Adjustments to reconcile net income to net cash provided by operating activities
      Amortization of intangible assets                                                    1,325              984              297
      Depreciation and amortization of premises and equipment                              2,181            2,026            1,421
      Provision for loan losses                                                            1,047              455               --
      Recognition of stock compensation on restricted common stock                            96                3               --
      Net amortization of premiums on investment securities                                   54               92               11
      Deferred income tax expense                                                            774              593              902
      Changes in operating assets and liabilities, net of effect of purchase business combinations:
            (Increase) decrease in interest receivable                                       (74)            (298)             119
            Decrease (increase) in other assets                                              454             (723)            (903)
            Decrease in interest payable and other liabilities                              (364)          (3,087)          (1,406)
            Other, net                                                                        42               34               (9)
                                                                                       -------------------------------------------

              Net cash provided by operating activities                                   10,491            4,503            2,391
                                                                                       -------------------------------------------

Cash flows from investing activities, net of effect of
    purchase business combinations
     Net decrease (increase) in federal funds sold                                         4,370           43,105          (12,867)
     Purchase of investment securities available for sale                                   (663)         (16,869)            (575)
     Proceeds from sales of investment securities available for sale                      19,799               --               --
     Proceeds from maturities of investment securities held to maturity                      143            2,368            7,760
     Proceeds from maturities of investment securities available for sale                  7,817           17,516            2,412
     Net increase in loans held for sale                                                    (632)              --               --
     Net increase in loans                                                               (40,822)         (67,819)         (15,467)
     Purchase of premises and equipment                                                   (3,720)          (4,822)          (5,252)
     Net cash (paid) received for acquisitions                                           (14,436)          35,551           (8,259)
                                                                                       -------------------------------------------

              Net cash (used) provided by investing activities                           (28,144)           9,030          (32,248)
                                                                                       -------------------------------------------
Cash flows from financing activities, net of effect of
    purchase business combinations
     Net increase (decrease) in deposits                                                  33,345          (41,657)          24,058
     Net (decrease) increase in federal funds purchased                                   (2,650)          11,060               --
     Net (decrease) increase in FHLB advances                                            (19,000)          19,000               --
     Net decrease in repurchase agreements                                                    --               --             (308)
     Proceeds from line of credit                                                          2,000               --               --
     Proceeds from issuance of common stock                                                   96               --           19,806
     Cash paid in conversion of preferred stock to common stock                               --               --              (20)
     Dividends paid                                                                         (759)              --             (690)
     Repayment of notes payable                                                               --           (1,114)          (1,200)
                                                                                       -------------------------------------------

              Net cash provided (used) by financing activities                            13,032          (12,711)          41,646
                                                                                       -------------------------------------------

              Net (decrease) increase in cash and due from banks                          (4,621)             822           11,789
Cash and due from banks at beginning of year                                              29,291           28,469           16,680
                                                                                       -------------------------------------------

Cash and due from banks at end of year                                                 $  24,670        $  29,291        $  28,469
                                                                                       ===========================================

                                VAIL BANKS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                                                         1999
                                                                                                     (as restated,
(in thousands)                                                                           2000          see Note 2)         1998
----------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information
    Cash paid during the year for:
      Interest                                                                         $  15,515        $  10,991        $   7,584
                                                                                       ===========================================
      Income taxes                                                                     $   3,490        $   2,470        $      71
                                                                                       ===========================================

Noncash investing and financing transactions:
    Foreclosure of collateralized loans, net of reserve                                $     585        $     306        $      --
                                                                                       ===========================================
    Unrealized (loss) gain on investments available for sale, net of taxes             $    (365)       $    (509)       $      42
                                                                                       ===========================================
    Issuance of restricted common stock                                                $      17        $      28        $      --
                                                                                       ===========================================

    Intangible assets recorded in connection with acquisitions:
      Cash outflows (inflows) for business acquisitions (net of
        cash acquired)                                                                 $  14,436        $ (35,551)       $   8,259
      Common stock issued                                                                  3,381               --           14,095
      Notes payable issued                                                                   355               --               --
      Acquisition costs                                                                      321               --              662
                                                                                       -------------------------------------------

        Total consideration                                                               18,493          (35,551)          23,016
      Net assets acquired, at fair value                                                   2,826          (36,548)           3,978
                                                                                       -------------------------------------------

        Goodwill recorded                                                              $  15,667        $     997        $  19,038
                                                                                       ===========================================


See accompanying notes to consolidated financial statements.

                                VAIL BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (a)     Organization and Basis of Presentation

                        The accompanying consolidated financial statements
                include the accounts of Vail Banks, Inc. (Vail Banks) and its wholly owned subsidiary, WestStar Bank (WestStar). WestStar and Vail Banks own a 54.04% interest in Avon 56 Limited which is also included in the accompanying consolidated financial statements. All entities are collectively referred to as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

                        In 1993, Vail Banks was formed as a bank holding company
                for WestStar and is engaged in the management and operation of financial institutions primarily in the Western Slope and Front Range regions of Colorado. Colorado counties served by the Company include Summit, Larimer, Grand, Eagle, Delta, Garfield, Pitkin, Montrose, Ouray, San Miguel and Routt, as well as the Denver Metropolitan area. The Company offers a full range of loan and deposit products to local consumers and commercial businesses.

                        On December 10, 1998, the Company sold shares of its $1
                par value common stock in an initial public offering (the Offering). In conjunction with the Offering, Vail Banks issued 1,680,000 new shares at $12 per share. Also in conjunction with the Offering, the Company acquired Telluride Bancorp, Ltd., which was merged into Vail Banks, and its two subsidiary banks, Bank of Telluride and Western Colorado Bank, both of which are now operated as branches of WestStar.

        (b)     Cash and Cash Equivalents

                        For purposes of the statements of cash flows, the
                Company considers cash equivalents to represent cash and due from banks. Cash equivalents include uninsured deposits in financial institutions approximating $14.0 million and $20.1 million at December 31, 2000 and 1999, respectively, other than amounts on deposit at the Federal Home Loan Bank (FHLB) of Topeka and the Federal Reserve Bank.

        (c)     Investment Securities

                        Debt securities that the Company has the positive intent
                and ability to hold to maturity are classified as held-to-maturity and reported at cost, adjusted for amortization or accretion of premiums or discounts. Other investment securities are classified as available-for-sale and reported at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of shareholders' equity, and the annual change in such gains and losses are reported as other comprehensive income. Transfer of securities between categories is recorded at fair value on the date of transfer.

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

                                VAIL BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                charged to the allowance for loan losses. All other interest reversed on nonaccrual loans is charged against current year interest income.

                        Loans are considered impaired when it is probable that
                the Company will be unable to fully collect amounts due in accordance with the contractual terms of the loans. Impaired loans are measured by using discounted cash flows, except when it is determined that the sole source of repayment for the loan is operation or liquidation of the collateral. In such case, the current fair value of the collateral, reduced by estimated selling costs, is used in place of discounted cash flows. If the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses (the Allowance).

                        Loans that the Company does not intend to hold until
                maturity or for which sales are currently pending are classified as held for sale. Such loans are recorded at the lower of cost or fair value. Gains and losses are recorded in non-interest income, based on the difference between sales proceeds and carrying value.

                        Loan and commitment fees, net of certain loan
                origination costs, are deferred and recognized as an adjustment of yield using the level-yield method over the contractual lives of the loans.

        (e)     Provision and Allowance for Loan Losses

                        The Company's Allowance is increased by provisions
                charged to expense and reduced by loans charged off, net of recoveries. It is maintained at a level considered adequate to absorb probable loan losses determined on the basis of management's continuing review and evaluation of the loan portfolio and its judgment as to the impact of economic conditions on the portfolio. The evaluation by management includes consideration of past loan loss experience and trends, changes in the composition of the loan portfolio, the current volume and condition of loans outstanding and the probability of collecting all amounts due. The Allowance is based primarily on management's estimates of probable loan losses from these procedures and historical experiences. These estimates involve judgments and a certain level of subjectivity; changes in economic conditions may necessitate revisions in future years.

                        Various regulatory agencies, as an integral part of
                their examination process, periodically review the Allowance. Such agencies may require the Company to record additional provisions for probable losses based upon their evaluation of information available at the time of their examination.

        (f)     Premises and Equipment

                        Premises and equipment are recorded at cost less
                accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets, which are estimated at up to 50 years for buildings and three to seven years for furniture and equipment. Leasehold improvements are amortized over the shorter of their useful lives or lease terms.

                        In 1999, the Company changed the estimated useful lives
                of certain buildings from 36 to 50 years. The effect on income before income taxes, net income, basic earnings per share and diluted earnings per share for the year ended December 31, 1999 was an increase of $160,000, $98,000, $0.02 and $0.02, respectively.

                        The Company periodically reviews premises and equipment
                for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment exists when the estimated undiscounted cash flows for the property is less than its carrying value. If identified, an impairment loss is recognized through a charge to earnings based on the fair value of the property.

                                VAIL BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (g)     Intangible Assets

                        Intangible assets represent goodwill related to the
                excess of cost paid in purchase transactions over the fair value of the net assets acquired. Amortization is computed using the straight-line method, generally over 25 years. Goodwill and accumulated amortization as of December 31 are as follows:

(in thousands)                          2000             1999
---------------------------------------------------------------

Goodwill                             $  41,440        $  25,773
Accumulated amortization                (2,921)          (1,596)
                                     ---------        ---------
                                     $  38,519        $  24,177
                                     =========        =========


                        The Company periodically reviews its intangible assets
                for other-than-temporary impairment. If circumstances indicate that impairment may exist, recoverability of the asset is assessed based on expected undiscounted net cash flows.

        (h)     Foreclosed Properties

                        Included in other assets on the accompanying
                consolidated balance sheets are foreclosed properties that were acquired through foreclosure, deed in lieu of foreclosure, or repossession. Foreclosed properties are recorded at the lower of cost or fair value less estimated costs to sell. Losses at the time of transfer from loans are charged to the Allowance. Subsequent adjustments to value and gains or losses on sales are included in non-interest expense. Rental income and costs of maintaining the properties are also included in operations.

        (i)     Mortgage Broker Fees

                        Origination and processing fees are recorded in income
                upon funding of the loan by an outside investor.

        (j)     Income Taxes

                        Income taxes are accounted for under the asset and
                liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Vail Banks and its subsidiary file consolidated income tax returns.

        (k)     Concentrations of Credit Risk

                        Concentrations of credit risk arise when a number of
                counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Company's loan portfolio consists primarily of commercial and real estate loans located in Colorado, making the value of the portfolio more susceptible to declines in real estate values and other changes in economic conditions in Colorado. The Company does not believe it has a significant exposure to any individual customer.

        (l)     Disclosures of Fair Value of Financial Instruments

                        Statement of Financial Accounting Standards (SFAS) No.
                107, Disclosure about Fair Value of Financial Instruments requires the Company to disclose estimated fair values of its financial instruments. Fair value estimates are made at a specific point in time, based on relevant market information. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in

                                VAIL BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                        Fair value estimates are based on financial instruments
                owned at December 31, 2000 and 1999 without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments, including deferred tax assets and premises and equipment. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in these estimates.

        (m)     Earnings Per Share

                        Basic earnings per share is computed by dividing net
                income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Common equivalent shares are not included where inclusion would be anti-dilutive. In addition, the numerator is adjusted for any changes in net income that would have resulted from the assumed conversion of the potential common shares and includes the preferred stock dividends.

        (n)     Stock Incentive Plan

                        The Company accounts for its stock incentive plans in
                accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to expense over the vesting period the fair value of stock-based awards as measured on the date of grant. Alternatively, SFAS 123 allows entities to apply the provisions of Accounting Principles Board (APB) Opinion No. 25 while disclosing pro forma net income and pro forma earnings per share for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to apply the accounting provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123.

        (o)     Recently Issued Accounting Standards

                        SFAS No. 133, Accounting for Derivative Instruments and
                Hedging Activities, was issued in June 1998 and established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The FASB has issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133, which delays the implementation date of SFAS 133 for one year, to fiscal years beginning after June 15, 2000. The Company has adopted this statement as of January 1, 2001. The Company has not engaged in the use of derivatives, does not conduct hedging activities, and has not entered into contracts containing embedded derivatives; therefore adoption of the new statement did not have a significant effect on earnings or the financial position of the Company.

                        In September 2000, the Financial Accounting Standards
                Board issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 140 revises the accounting standards for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. Adoption of SFAS 140 will not have a material effect on the Company's financial statements.

                        During 2000, the Emerging Issues Task Force issued
                guidance on Issue 99-20 Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. This guidance is effective for the Company beginning in the second quarter of

                                VAIL BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                2001. The impact of adopting the provisions contained in this guidance on the Company's results of operations or financial condition has not yet been determined.

        (p)     Use of Estimates

                        The preparation of consolidated financial statements in
                conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        (q)     Reclassifications

                        Certain reclassifications have been made to the previous
                financial statements to conform to the 2000 presentation.

(2) RESTATEMENT

        Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 1999 and the first three quarters of the year ended December 31, 2000, it was determined that certain correspondent bank account transactions were not properly recorded during the third quarter of 1999. As a result, the Company has taken a charge of $680,000, pre-tax, for the probable uncollectibility of these items and has increased previously reported non-interest expense for the year ended December 31, 1999 by the same amount. In addition, it was determined that certain correspondent bank account transactions were not properly recorded during the fourth quarter of 2000, and as a result, management increased 2000 non-interest expense by $139,000. A summary of the effects of the 1999 restatement is as follows:

                                VAIL BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                   SELECTED CONSOLIDATED ANNUAL FINANCIAL DATA
                          YEAR ENDED DECEMBER 31, 1999

                                                             As Previously
(in thousands, except share data)                               Reported       As Restated
------------------------------------------------------------------------------------------
BALANCE SHEET
Cash and due from banks                                         $  29,971       $  29,291
Total assets                                                      464,962         464,282
Interest payable and other liabilities                              2,778           2,530
Total liabilities                                                 405,580         405,332
Retained earnings                                                   6,378           5,946
Total shareholders' equity                                         58,727          58,295
Total liabilities and shareholders' equity                        464,962         464,282

INCOME STATEMENT
Total interest income                                           $  35,082       $  35,082
Net interest income                                                24,214          24,214
Provision for loan losses                                             455             455
Net interest income after provision for loan losses                23,759          23,759
Non-interest income                                                 3,970           3,970
Non-interest expense                                               19,832          20,512
Income before income tax expense                                    7,897           7,217
Income tax expense                                                  3,041           2,793
Net income                                                          4,856           4,424
Earnings per share - basic                                           0.80            0.73
Earnings per share - diluted                                         0.80            0.73


                 SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA
                        QUARTER ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)


                                                              As Previously
(in thousands, except share data)                                Reported      As Restated
------------------------------------------------------------------------------------------
Total interest income                                            $  9,094       $  9,094
Net interest income                                                 6,466          6,466
Provision for loan losses                                             150            150
Net interest income after provision for loan losses                 6,316          6,316
Income before income taxes                                          2,374          1,694
Net income                                                          1,480          1,048
Earnings per share - diluted                                         0.24           0.17


(3)     BUSINESS COMBINATIONS

        (a)     East West Mortgage Company

                        On December 1, 2000, Vail Banks acquired the assets of
                East West Mortgage Company (East West), a Colorado limited liability company, for consideration that included cash of $200,000 and 21,053 shares of Vail Banks common stock valued at $200,000. Expenses paid totaled $6,000. The acquisition was accounted for as a purchase and, accordingly, the results of operations of East West have been included in the Company's consolidated financial statements from December 1, 2000. The

                                VAIL BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                excess of the purchase price over the fair value of the net identifiable assets acquired has been recorded as goodwill of $393,000 and is being amortized on a straight-line basis over 25 years.

        (b)     Estes Bank Corporation

                        On July 14, 2000, Vail Banks completed the acquisition
                of Estes Bank Corporation and its wholly owned subsidiary, United Valley Bank (collectively "United Valley"), and subsequently merged United Valley into WestStar. Estes Bank Corporation shareholders received $17.7 million in cash and 337,917 shares of Vail Banks common stock valued at $3.2 million. The merger was accounted for as a purchase and, accordingly, the results of operations of United Valley have been included in the Company's consolidated financial statements from July 15, 2000. The excess of the purchase price over the fair value of the net identifiable assets acquired has been recorded as goodwill of $13.8 million and is being amortized on a straight-line basis over 25 years. The estimated fair value of assets and liabilities acquired are summarized as follows:

(in thousands)
-----------------------------------------------------------------------
Cash and due from banks                                       $   4,610
Federal funds sold                                                4,370
Investment securities                                            20,015
Loans, net of allowance for loan losses of $1,040                49,510
Premises and equipment                                            3,821
Other assets                                                      1,833
Goodwill                                                         13,766
Deposits                                                        (75,915)
Other liabilities                                                  (757)
                                                              ---------
     Consideration and expenses paid                          $  21,253
                                                              =========

        c)      First Western Mortgage Services, Inc.

                        On January 1, 2000, WestStar acquired First Western
                Mortgage Services, Inc. (First Western) a Colorado corporation, for consideration of $1.5 million that included cash and installment notes. In addition to originating mortgages through its mortgage offices in Avon and Steamboat Springs, First Western now originates through all WestStar offices. The excess of the purchase price over the fair value of the net identifiable assets acquired has been recorded as goodwill of $1.5 million and is being amortized on a straight-line basis over 25 years.

        (d)     World Savings Branch

                        On May 21, 1999, WestStar purchased certain assets and
                assumed certain liabilities of the Glenwood Springs, Colorado branch of World Savings Bank, FSB, Oakland, California for $1.3 million in cash. Cash and fixed assets of $36.9 million were received and deposits of $36.8 million were assumed in the transaction. Goodwill of $997,000 was recorded and is being amortized on a straight-line basis over 25 years.

        (e)     Telluride Bancorp, Ltd.

                        On December 15, 1998, the Company purchased all of the
                outstanding stock of Telluride Bancorp, Ltd. (Telluride) and its wholly owned subsidiaries, Bank of Telluride and Western Colorado Bank, for $13.3 million in cash and 908,913 shares of Vail Banks common stock.

                        The acquisition has been accounted for under the
                purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair value at the date of acquisition. The excess of purchase price over the fair

                                VAIL BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                value of the net identifiable assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over 25 years. The estimated fair values of assets and liabilities acquired are summarized as follows:

(in thousands)
------------------------------------------------------------------------
Cash and due from banks                                       $    7,340
Federal funds sold                                                10,825
Investment securities                                             23,078
Loans, net of allowance for loan losses of $1,153                 80,598
Premises and equipment                                             9,366
Other assets                                                       1,703
Goodwill                                                          14,395
Deposits                                                        (119,897)
Notes payable                                                     (1,114)
Other liabilities                                                 (1,510)
                                                              ----------
       Consideration and expenses paid                        $   24,784
                                                              ==========

        (f)     Independent Bankshares, Inc.

                        On July 31, 1998, the Company purchased all of the
                outstanding stock of Independent Bankshares, Inc. (Independent) and its subsidiary bank, Glenwood Independent Bank (Glenwood), for $3.8 million in cash and 318,770 shares of Vail Banks common stock.

                        The acquisition has been accounted for under the
                purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the net identifiable assets acquired of $7.1 million has been recorded as goodwill and is being amortized on a straight-line basis over 25 years.

        (g)     Cedaredge Financial Services, Inc.

                        On November 30, 1997, the Company purchased all of the
                outstanding stock of Cedaredge Financial Services, Inc. (Cedaredge) and its wholly owned subsidiary, Western Community Bank. These entities were merged into the Company.

                        The Company has entered into consulting and non-compete
                agreements with two of Cedaredge's executives. Under the agreement, annual payments of $110,000 are payable to these individuals for five years, beginning in 1997. Future maturities of the remaining obligation are $102,000 and $8,000 for principal maturities and interest, respectively, for the year ended December 31, 2001.

        (h)     Pro Forma Results of Operations (Unaudited)

                        The operating results of the Company's acquisitions are
                included in the Company's consolidated results of operations from the dates of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of United Valley had occurred at the beginning of 1999, after giving effect to certain adjustments, including amortization of intangible assets and income taxes. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either what would have occurred had the acquisitions been made as of those dates or results which may occur in the future.

(in thousands)                                                    2000              1999
-------------------------------------------------------------------------------------------

Pro forma net interest income                                 $    29,701       $    28,307
Pro forma net income                                                4,873             5,619

                                VAIL BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro forma basic earnings per share                                   0.76              0.88
Pro forma diluted earnings per share                                 0.75              0.87

Pro forma basic weighted average common shares                  6,388,707         6,378,535
Pro forma diluted weighted average common shares                6,473,499         6,429,552

(4)     INVESTMENT SECURITIES

        Investment securities at December 31 consist of the following:

                                                                     2000
                                          -----------------------------------------------------------
                                                            GROSS            GROSS
                                          AMORTIZED       UNREALIZED       UNREALIZED         FAIR
(IN THOUSANDS)                              COST            GAINS           LOSSES           VALUE
-----------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE
    U.S. TREASURY                         $     498       $       5        $      --        $     503
    GOVERNMENT AGENCIES                      10,124               3              (59)          10,068
    STATE AND MUNICIPAL                       4,004               5              (29)           3,980
    MORTGAGE-BACKED SECURITIES                7,462              --              (86)           7,376
    EQUITY SECURITIES                         3,067              --               --            3,067
                                          ---------       ---------        ---------        ---------
                                          $  25,155       $      13        $    (174)       $  24,994
                                          =========       =========        =========        =========

HELD-TO-MATURITY
    U.S. TREASURY                         $   4,000       $      --        $      --        $   4,000
    MORTGAGE-BACKED SECURITIES                1,208               9               --            1,217
                                          ---------       ---------        ---------        ---------
                                          $   5,208       $       9        $      --        $   5,217
                                          =========       =========        =========        =========

                                VAIL BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                     1999
                                           -----------------------------------------------------------
                                                             Gross           Gross
                                           Amortized      Unrealized       Unrealized          Fair
(in thousands)                                Cost           Gains           Losses           Value
------------------------------------------------------------------------------------------------------

Available-for-sale
    U.S. Treasury                          $   1,808       $      --        $      (4)       $   1,804
    Government agencies                       13,664              --             (246)          13,418
    State and municipal                        6,128              10              (83)           6,055
    Mortgage-backed securities                 8,190              --             (384)           7,806
    Equity securities                          2,363              --               --            2,363
                                           ---------       ---------        ---------        ---------

                                           $  32,153       $      10        $    (717)       $  31,446
                                           =========       =========        =========        =========

Held-to-maturity
    U.S. Treasury                          $   3,994       $      --        $     (25)       $   3,969
    Mortgage-backed securities                 1,351              --              (31)           1,320
                                           ---------       ---------        ---------        ---------

                                           $   5,345       $      --        $     (56)       $   5,289
                                           =========       =========        =========        =========

                Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturities of investment securities at December 31, 2000 are as follows:

                                                       Available for Sale               Held to Maturity
                                                   --------------------------      --------------------------
                                                    Amortized         Fair          Amortized         Fair
(in thousands)                                        Cost            Value           Cost            Value
-------------------------------------------------------------------------------------------------------------

Due within one year                                 $   3,824       $   3,819       $   4,000       $   4,000
Due after one year through five years                   7,515           7,473              --              --
Due after five years through ten years                  2,699           2,679             321             323
Due after ten years                                    11,117          11,023             887             894
                                                    ---------       ---------       ---------       ---------
                                                    $  25,155       $  24,994       $   5,208       $   5,217
                                                    =========       =========       =========       =========


                Securities with a carrying value of $30.0 million and $21.8 million at December 31, 2000 and 1999, respectively, are pledged as collateral to secure public deposits and for other purposes as permitted or required by law.

                As a member of the FHLB system, the Company is required to maintain an investment in stock of the FHLB equal to the greater of 1% of certain residential mortgages or 5% of FHLB advances. The Company has a blanket pledge with the FHLB and has pledged all of its FHLB stock and certain qualifying loans to secure outstanding advances from the FHLB.

                                VAIL BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)     LOANS

        Loans at December 31 consist of the following:

(in thousands)                               2000             1999
---------------------------------------------------------------------

Commercial and industrial                 $  206,959       $  165,373
Real estate - construction                   114,654           80,959
Real estate - mortgage                        78,482           59,898
Consumer and other                            27,041           30,505
                                          ----------       ----------

                                          $  427,136       $  336,735
                                          ==========       ==========

        Transactions in the Allowance are summarized as follows:

(in thousands)                                              2000            1999
-----------------------------------------------------------------------------------

Allowance at beginning of year                           $   2,739        $   2,590
Loans charged off                                             (418)            (381)
Recoveries on loans previously charged off                      32               75
Provision for loan losses                                    1,047              455
Acquired through acquisition                                 1,040               --
                                                         ---------        ---------

Allowance at end of year                                 $   4,440        $   2,739
                                                         =========        =========


                The principal balance of loans on which the accrual of interest has been discontinued was $1.7 million and $1.8 million at December 31, 2000 and 1999, respectively. Interest income that would have been recorded for nonaccrual loans had they been performing in accordance with their contractual requirements was $206,000 and $127,000 for the years ended December 31, 2000 and 1999, respectively. Actual interest income recorded for these loans was $43,000 and $84,000 for the years ended December 31, 2000 and 1999, respectively.

                The recorded investment in impaired loans and the related impairment allowance was $773,000 and $505,000, respectively, at December 31, 2000 and was $854,000 and $494,000, respectively, at December 31, 1999. All impaired loans have associated impairment allowances. The majority of impaired loans requiring an allowance are measured using the fair value of the underlying collateral since these loans are considered collateral dependent.

                The average recorded investment in impaired loans for the years ended December 31, 2000 and 1999 was $790,000 and $890,000, respectively. Interest recorded on impaired loans for the years ended December 31, 2000 and 1999 was $53,000 and $42,000, respectively.

                                VAIL BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)     PREMISES AND EQUIPMENT

        Premises and equipment at December 31 consist of the following:

(in thousands)                                          2000              1999
---------------------------------------------------------------------------------

Land                                                 $    8,671        $    6,207
Buildings                                                25,378            22,377
Leasehold improvements                                    2,446             2,141
Furniture, fixtures and equipment                        11,601             9,504
                                                     ----------        ----------

                                                         48,096            40,229
Accumulated depreciation and amortization                (7,727)           (5,275)
                                                     ----------        ----------
       Premises and equipment, net                   $   40,369        $   34,954
                                                     ==========        ==========

                Depreciation and amortization expense on premises and equipment was $2.2 million, $2.0 million and $1.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

(7)     DEPOSITS

        Deposits at December 31 consist of the following:

(in thousands)                                          2000             1999
--------------------------------------------------------------------------------

Non-interest bearing checking                        $   99,609       $   86,991
Interest bearing checking                                78,486           64,753
Money market                                            170,737          102,784
Savings                                                  31,474           31,451
Certificates of deposit under $100,000                   67,828           58,246
Certificates of deposit $100,000 and over                33,868           28,517
                                                     ----------       ----------
                                                     $  482,002       $  372,742
                                                     ==========       ==========

                Scheduled maturities of time deposits at December 31, 2000 are as follows:

                                                                                                 2005 and
(in thousands)                         2001           2002           2003           2004        Thereafter       Total
------------------------------------------------------------------------------------------------------------------------

  Certificates of deposit
      under $100,000                 $ 55,687       $  8,977       $  2,297       $    352       $    515       $ 67,828
  Certificates of deposit
      $100,000 and over                30,484          3,154            230             --             --         33,868
                                     --------       --------       --------       --------       --------       --------

                                     $ 86,171       $ 12,131       $  2,527       $    352       $    515       $101,696
                                     ========       ========       ========       ========       ========       ========

                                VAIL BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)     RELATED PARTY TRANSACTIONS

                The Company had net loans receivable from directors, executive officers and principal shareholders (more than ten percent ownership through attribution) of the Company and their related businesses at December 31 as follows:

(in thousands)                                   2000           1999
----------------------------------------------------------------------

Directors and principal shareholders           $  3,837       $  6,124
Executive officers                                    1             99
                                               --------       --------
                                               $  3,838       $  6,223
                                               ========       ========


(9)     SHORT-TERM BORROWINGS

                WestStar is a member of the FHLB of Topeka and, as a regular part of its business, obtains advances from this FHLB. Advances are collateralized by FHLB stock owned by WestStar, as well as certain mortgages or deeds of trust. As of December 31, 2000, the authorized borrowing line totaled $135.6 million. Of this amount, $24.0 million was a stand-by irrevocable letter of credit pledged as collateral for uninsured public fund deposits. No other amounts were outstanding under this line at December 31, 2000.

                WestStar has also established unsecured federal funds lines with Bankers' Bank of the West and Wells Fargo. As of December 31, 2000, authorized borrowing lines totaled $50 million of which $8.4 million was outstanding. Borrowings are overnight.

                On December 4, 2000, the Company entered into a $2.0 million unsecured revolving line of credit with Bankers' Bank of the West. The line bears interest at the prime rate (9.5% at December 31, 2000) and requires an interest payment to be made on April 1, 2001. The principal plus any unpaid accrued interest is due at maturity, on July 1, 2001. As of December 31, 2000, $2.0 million was outstanding under this line of credit. In connection with obtaining this line of credit, the Company executed a negative pledge agreement whereby liens, pledges or encumbrances may not be attached to the stock of WestStar.

                Short-term borrowings at December 31, 2000 consist of the following:

                                                                             WEIGHTED
                                                                              AVERAGE
(in thousands)                          AMOUNT            MATURITY         INTEREST RATE
----------------------------------------------------------------------------------------

Federal funds purchased              $      8,410                 --               6.97%
FHLB advances                                  --                 --                 --
Line of credit                              2,000       July 1, 2001               9.50%
                                     ------------
                                     $     10,410
                                     ============

                Advances from the FHLB are secured by the Company's FHLB stock and certain qualifying loans receivable.

                                VAIL BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(10)    COMMITMENTS

        LEASES

        The Company leases facilities and equipment under noncancelable operating leases that expire through the year 2011. Several leases have renewal options. Future minimum rental commitments under the leases as of December 31, 2000 are as follows:

       (in thousands)                                Facilities        Equipment           Total
       ----------------------------------------------------------------------------------------------
       2001                                      $       755       $         14      $       769
       2002                                              670               --                670
       2003                                              673               --                673
       2004                                              633               --                633
       2005 and thereafter                               843               --                843
                                                    -------------     -------------     -------------
                                                 $     3,574       $         14      $     3,588
                                                    =============     =============     =============

        Rental expense for the years ended December 31, 2000, 1999 and 1998 was $1.1 million, $590,000 and $587,000, respectively.

(11)  INCOME TAXES

        Income taxes for the years ended December 31 were allocated as follows:

       (in thousands)                                   2000              1999              1998
       ----------------------------------------------------------------------------------------------
       Charged (credited) against:
           Income from continuing operations     $     3,420       $     2,793       $      955
           Shareholders' equity for
           unrealized gains (losses) on
           investment securities                         181              (254)               5
                                                    -------------     -------------     -------------
                                                 $     3,601       $     2,539       $      960
                                                    =============     =============     =============

        Income tax expense (benefit) for the years ended December 31 consists of the following:

       (in thousands)                                 CURRENT           DEFERRED           TOTAL
       ----------------------------------------------------------------------------------------------
       Year ended December 31, 2000
          Federal                               $      2,542      $         543     $      3,085
          State                                          300                 35              335
                                                    -------------     -------------     -------------
                                                $      2,842      $         578     $      3,420
                                                    =============     =============     =============

       Year ended December 31, 1999
          Federal                               $      1,967      $         537     $      2,504
          State                                          233                 56              289
                                                    -------------     -------------     -------------
                                                $      2,200      $         593     $      2,793
                                                    =============     =============     =============

       Year ended December 31, 1998
          Federal                               $         53      $         960     $      1,013
          State                                           --                (58)             (58)
                                                    -------------     -------------     -------------
                                                $         53      $         902     $        955
                                                    =============     =============     =============

                                VAIL BANKS, INC.

                   NOTES TO CONSOLIDATED FINACIAL STATEMENTS



        Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate to pretax earnings as a result of the following:

       (in thousands)                                   2000              1999              1998
       ----------------------------------------------------------------------------------------------
       Computed "expected" federal tax expense   $     2,848       $      2,454      $       991
       Tax effect of:
          State income taxes, net of federal
             income tax effects                          199                158              (38)
          Decrease in valuation allowance on
             deferred tax assets                          --                --               (58)
          Tax-exempt interest                           (110)               (91)             (53)
          Goodwill amortization                          451                334               93
          Other, net                                      32                (62)              20
                                                    -------------     -------------     -------------
                                                 $     3,420       $      2,793      $       955
                                                    =============     =============     =============

        The significant components of deferred income taxes attributable to income from continuing operations for the years ended December 31 are as follows:

       (in thousands)                                   2000              1999              1998
       ----------------------------------------------------------------------------------------------
       Deferred tax expense (exclusive of the
          effects of other components below)     $       578       $       593       $       960
       Decrease in beginning-of-the-year
          balance of the valuation allowance
          for deferred tax assets                         --                --               (58)
                                                    -------------     -------------     -------------

                                                 $       578       $       593       $       902
                                                    =============     =============     =============

        Temporary differences between financial statement carrying amounts and tax bases of assets and liabilities resulting in significant components of deferred income taxes at December 31 are as follows:

(in thousands)                                              2000              1999
----------------------------------------------------------------------------------------
Deferred tax assets
   Net operating loss carryforwards                  $       373       $       845
   Allowance for loan losses                                 867               277
   Unrealized losses on investment securities
     available for sale                                      59               240
   Write-off of purchased goodwill with remaining
     tax basis                                               732                --
   Other                                                     489               306
                                                        --------------    --------------

           Total deferred tax assets                       2,520             1,668
                                                        --------------    --------------
Deferred tax liabilities
   Basis of premises and equipment                         1,694             1,004
   Other                                                     108                79
                                                        --------------    --------------

           Total deferred tax liabilities                  1,802             1,083
                                                        --------------    --------------
Net deferred tax asset                               $       718       $       585
                                                        ==============    ==============

                                VAIL BANKS, INC.

                   NOTES TO CONSOLIDATED FINACIAL STATEMENTS


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

        At December 31, 2000, the Company has net operating loss carryforwards for federal income tax purposes of $344,000, which will expire in 2007. The Company also has $7.7 million in additional net operating loss carryforwards for state income tax purposes, the components of which expire in the years 2001 through 2014. These net operating loss carryforwards are subject to separate return limitations.

(12)  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

        The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit.

        These instruments involve, to a varying degree, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

        The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments (loans). At December 31 these commitments are as follows:

(in thousands)                                       2000              1999
---------------------------------------------------------------------------------
Financial instruments whose contractual
   amounts represent credit risk
      Commitments to extend credit            $      75,963     $      52,600
      Letters of credit                               9,999             2,193
                                                 --------------    --------------

                                              $      85,962     $      54,793
                                                 ==============    ==============

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

                                VAIL BANKS, INC.

                   NOTES TO CONSOLIDATED FINACIAL STATEMENTS



(13)  SHAREHOLDERS' EQUITY

      (a)  Shareholders' Agreements

               In 1998 and 1997, shares of common stock totaling 34,840 and 13,580, respectively, were issued for services under shareholders agreements. The services were valued at the book value of the stock issued of $207,000 and $76,000, respectively. These amounts were charged to expense in the year incurred.

      (b)  Stock Incentive Plan

               In January 1998, the Company adopted a Stock Incentive Plan (the
           Plan) pursuant to which the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, restricted stock awards and performance share awards to certain employees, directors and others who perform services for the Company.

               The number of shares available for grant of awards under the Plan, if any, will be determined by the Company's shareholders. If granted, outstanding options will be counted against the authorized pool of shares, regardless of their vested status.

               The option price for each stock option grant will not be less than the fair market value on the date the option is granted. The committee may determine the restrictions and conditions under which options may be exercised. Options must be exercised within ten years of the date granted.

               The Plan provides for the grant of restricted stock awards subject to restrictions, which the committee may determine. The restrictions would typically require continued employment in order to vest in the restricted stock. Vesting may also be based upon attainment of certain performance measures.

               At December 31, 2000, there were 283,606 shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 2000 was $2.48 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2000 - expected dividend yield of 1.5%, risk-free interest rate of 6.4%, expected life of 4 years, and calculated volatility of the stock over the life of the options of 25.0%.

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

                                VAIL BANKS, INC.

                   NOTES TO CONSOLIDATED FINACIAL STATEMENTS



               The Company applies APB Opinion No. 25 in accounting for options granted under the Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                 (in thousands, except per share data)               2000              1999
                 --------------------------------------------------------------------------------
                 Net income
                    As reported                               $      4,956      $      4,424
                    Pro forma                                        4,695             4,254

                 Earnings per share - diluted
                    As reported                               $       0.79      $       0.73
                    Pro forma                                         0.74              0.69

           Stock option activity since the Plan's inception in 2000 is as follows:

                                                                                    Weighted
                                                                                     Average
                                                                   Number of        Exercise
                                                                    Shares            Price
                 ------------------------------------------------------------------------------
                 Options outstanding at January 1, 1999             316,000            8.66

                    Granted                                         124,270           11.48
                    Forfeited                                        (7,150)           9.65
                                                                 --------------

                 Options outstanding at December 31, 1999           433,120            9.46
                                                                 --------------

                    Granted                                         212,262            9.46
                    Forfeited                                       (51,750)           9.94
                    Exercised                                       (11,250)           8.54
                                                                 --------------

                 Options outstanding at December 31, 2000           582,382     $      9.43
                                                                 ==============    ==============

                 Options exercisable at December 31, 2000           172,155     $      9.11
                                                                 ==============    ==============


               At December 31, 2000, the range of exercise prices of outstanding options was $8.54 to $12.25 with a weighted average exercise price of $9.43. The range of remaining contractual lives of outstanding options at December 31, 2000 was 2.3 to 9.5 years with a weighted average remaining contractual life of 7.8 years.

               At December 31, 1999, the range of exercise prices and remaining contractual lives of outstanding options was $8.54 to $12.25 and 3.3 to 9.9 years, respectively.

               In November 1999, the Company granted 28,762 restricted shares of common stock to officers of the Company. These shares were granted under the Plan. The Company is recognizing compensation expense of $302,000 ratably over the vesting period of 10 years. For the years ended December 31, 2000 and 1999, compensation expense related to the vested shares was $30,000 and $3,000, respectively.

                                VAIL BANKS, INC.

                   NOTES TO CONSOLIDATED FINACIAL STATEMENTS

               In January 2000, the Company granted 11,810 restricted shares of common stock to an officer of the Company. These shares were granted under the Plan. The Company is recognizing compensation expense of $112,000 ratably over the vesting period of 10 years. For the year ended December 31, 2000, compensation expense related to the vested shares was $10,000.

               In July 2000, the Company granted 50,000 restricted shares of common stock to an officer of the Company. These shares were granted under the Plan and 45,000 of these shares were canceled in November 2000 due to the officer's resignation. For the year ended December 31, 2000, compensation expense related to the vested shares was $56,000.

      (c)  Mandatorily Convertible Debentures

               In connection with its acquisition of Cedaredge, the Company assumed mandatorily convertible debentures totaling $1.6 million. In connection with the Offering during 1998, the debentures were mandatorily converted to 300,000 shares of the Company's common stock.

      (d)  Preferred Stock

               In connection with the Offering, each share of Series A preferred stock, was mandatorily converted into one share of common stock. Dividends on the stock were payable quarterly at the rate of 8% in either cash or in shares of Series B Preferred stock at the option of the Board of Directors. Series A and Series B preferred stock of 200,000 and 50,000 shares, respectively, remain authorized as of December 31, 2000.

               In December 1998, the Company's Board of Directors authorized an additional 2,000,000 shares of preferred stock. None of these shares were issued in 2000 or 1999.

                                VAIL BANKS, INC.

                   NOTES TO CONSOLIDATED FINACIAL STATEMENTS



      (e)  Earnings Per Share

               The following table presents the net income and weighted average common shares outstanding used to calculate earnings per share for the years ended December 31:

           (in thousands, except share data)                    2000          1999           1998
           -------------------------------------------------------------------------------------------
           Basic earnings per share computation
              Net income                                   $     4,956   $     4,424    $     1,959
              Preferred stock dividends                             --            --           (690)
                                                            ------------- -------------- -------------

              Net income available to common
                shareholders                               $     4,956   $     4,424    $     1,269
                                                            ============= ============== =============

              Weighted average shares outstanding - basic    6,205,669     6,040,618      2,691,987

              Basic earnings per share                     $      0.80   $      0.73    $      0.47
                                                            ============= ============== =============

           Diluted earnings per share computation
              Net income available to common shareholders  $     4,956   $     4,424    $     1,269
              Income impact of assumed conversions:
                 Preferred stock                                    --            --            690
                 Mandatorily convertible debentures                 --            --            141
                                                            ------------- -------------- -------------

              Net income available to common
                shareholders plus assumed conversions      $     4,956   $     4,424    $     2,100
                                                            ============= ============== =============

              Weighted average shares outstanding -
                basic                                        6,205,669     6,040,618      2,691,987
                 Shares assumed issued:
                   Stock options                                31,087        50,136         65,723
                   Restricted stock plan                        53,705           881             --
                   Preferred stock                                  --            --        321,931
                   Mandatorily convertible debentures               --            --        281,919
                                                            ------------- -------------- -------------

              Weighted average shares outstanding -
                diluted                                      6,290,461     6,091,635      3,361,560
                                                            ============= ============== =============

                      Diluted earnings per share          $       0.79   $      0.73    $      0.47
                                                            ============= ============== =============


        Options to purchase an average of 133,000 shares of common stock at an average exercise price of $11.36 per share were outstanding during the year, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock during the year.

(14)  401(k) PLAN

        In August 1996, the Company established a qualified 401(k) Plan (the 401(k) Plan) covering all full-time employees, as defined in the 401(k) Plan. Employees who are eligible may defer up to 15% of their compensation, subject to the annual limitations imposed by the Internal Revenue Code. The Company matches a discretionary percentage of the employees' contributions; these matches vest ratably over five years. In addition, the Company may make additional profit sharing contributions. Employer contributions to the 401(k) Plan for the years ended December 31, 2000, 1999 and 1998 were $96,000, $56,000 and $50,000, respectively.
      Beginning in 2001, all Company contributions will be made with Vail Banks stock.

                                VAIL BANKS, INC.

                   NOTES TO CONSOLIDATED FINACIAL STATEMENTS



(15)  REGULATORY MATTERS

        The Company and WestStar are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The Company and WestStar must meet specific capital adequacy guidelines and WestStar must meet guidelines under the regulatory framework for prompt corrective action that together involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Company and WestStar to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). The Company's and WestStar's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions, which become more extensive as an institution becomes more severely undercapitalized.

        Management believes, as of December 31, 2000, that the Company and WestStar met all capital adequacy requirements to which they were subject. Actual and minimum required capital amounts and ratios are as follows:

                                                                                           Requirements to be
                                                                            Minimum        Classified as "Well
                                                         Actual          Requirements         Capitalized"
      (in thousands)                                Amount     Ratio    Amount    Ratio    Amount     Ratio
      ---------------------------------------------------------------------------------------------------------
      As of December 31, 2000
        Total Capital (to risk-weighted assets):
            Vail Banks, Inc.                        $  33,150    8.25%  $  32,155   =>8%         N/A       N/A
            WestStar Bank                              33,326    8.31%     32,071   =>8%   $  40,089    =>10%
        Tier 1 Capital (to risk-weighted assets):
            Vail Banks, Inc.                           28,710    7.14%     16,077   =>4%         N/A       N/A
            WestStar Bank                              28,886    7.21%     16,036   =>4%      24,053     =>6%
         Tier 1 Capital (to adj. average assets):
             (also known as leverage ratio)
            Vail Banks, Inc.                           28,710    5.45%     21,075   =>4%         N/A       N/A
            WestStar Bank                              28,886    5.49%     21,040   =>4%      26,300     =>5%
      As of December 31, 1999
        Total Capital (to risk-weighted assets):
            Vail Banks, Inc.                        $  37,979    11.54% $  26,324   =>8%         N/A       N/A
            WestStar Bank                              32,791    10.03%    26,143   =>8%   $  32,679    =>10%
        Tier 1 Capital (to risk-weighted assets):
            Vail Banks, Inc.                           35,240    10.71%    13,162   =>4%         N/A       N/A
            WestStar Bank                              30,052     9.20%    13,071   =>4%      19,607     =>6%
         Tier 1 Capital (to adj. average assets):
             (also known as leverage ratio)
            Vail Banks, Inc.                           35,240     8.05%    17,505   =>4%         N/A       N/A
            WestStar Bank                              30,052     6.90%    17,415   =>4%      21,769     =>5%

        As of September 30, 2000, WestStar's Total Risk-Based Capital ratio fell to 7.67%, which was below the "adequately capitalized" designation pursuant to the FDIC's prompt corrective action provisions. WestStar is subject to FDIC deposit insurance assessments for the Bank Insurance Fund. Assessments are determined based upon a sliding scale depending on a bank's placement in certain supervisory categories. As a result of

                                VAIL BANKS, INC.

                   NOTES TO CONSOLIDATED FINACIAL STATEMENTS


     falling below the minimum requirement, WestStar will be required to pay additional premiums during the first half of 2001 totaling approximately $160,000. As of February 2001, WestStar has restored all of its capital ratios to "well-capitalized" levels as a result of Vail Banks issuing $16.5 million in trust preferred securities and contributing a portion of the proceeds to WestStar. Regulatory guidelines permit trust preferred securities, subject to certain limitations, to be included in the calculation of Tier 1 and Total Risk Based capital. See Note 19 for further information on this transaction.

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

        Investment securities are valued based on quoted bid prices, if available. If quoted bid prices are not available, fair value is estimated using quoted market prices for similar securities.

        The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For variable rate loans, the carrying amount is a reasonable estimate of fair value.

        The fair value of non-interest bearing and interest bearing demand deposits and savings accounts is determined to be the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

        For short-term borrowings, the carrying amount is a reasonable estimate of fair value.

        The carrying amounts and estimated fair values of financial instruments at December 31 are as follows:

                                                     2000                            1999
                                          ----------------------------    ----------------------------
                                            CARRYING         FAIR           Carrying          Fair
     (in thousands)                          AMOUNT          VALUE           Amount          Value
     -------------------------------------------------------------------------------------------------
     Financial assets
       Cash and due from banks         $     24,670     $    24,670     $    29,291     $     29,291
       Investment securities                 30,202          30,211          36,791           36,735
       Loans, net                           422,696         417,467         333,996          329,985

     Financial liabilities
       Deposits, demand and savings         380,306         380,306         285,979          285,979
       Deposits with stated maturities      101,696         101,714          86,763           86,778
       Short-term borrowings                 10,410          10,410          30,060           30,060

                                VAIL BANKS, INC.

                   NOTES TO CONSOLIDATED FINACIAL STATEMENTS



(17)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Selected quarterly financial data of the Company for the eight quarters ended December 31, 2000 are as follows:

                                           2000                                   1999
     (in thousands, except
     share data)            MAR-31    JUN-30    SEP-30  DEC-31    Mar-31    Jun-30    Sep-30   Dec-31
      -------------------------------------------------------------------------------------------------
                                                                                      (as
                                                                                      restated,
                                                                                      see
                                                                                      Note 2)
      Total interest
       income              $  9,540 $ 10,186$  11,770 $  11,750 $   7,914 $   8,687 $  9,094 $   9,387
      Net interest income     6,342   6,595     7,433     7,183     5,278     6,133    6,466     6,337
      Provision for loan
       losses                   300     300       147       300        --        80      150       225
      Net interest income
       after provision for
       loan losses            6,042   6,295     7,286     6,883     5,278     6,053    6,316     6,112
      Income before
        income taxes          1,985   2,372     2,343     1,676     1,206     2,018    1,694     2,299
      Net income              1,182   1,505     1,388       881       716     1,253    1,048     1,407
      Earnings per share -
        diluted            $   0.19 $  0.25 $    0.22 $    0.14 $    0.12 $    0.21 $   0.17 $    0.23

                                VAIL BANKS, INC.

                   NOTES TO CONSOLIDATED FINACIAL STATEMENTS



(18)    PARENT COMPANY FINANCIAL INFORMATION

        Condensed parent company financial information is as follows:

                            CONDENSED BALANCE SHEETS
                                  DECEMBER 31,
       (in thousands)                                                   2000         1999
       --------------------------------------------------------------------------------------
       ASSETS

         Cash                                                      $       1,089 $     2,958
         Investment in subsidiary                                         65,412      51,903
         Other assets                                                      2,411       3,468
                                                                     ------------------------
                                                                   $      68,912 $    58,329
                                                                     ========================

         LIABILITIES AND SHAREHOLDERS' EQUITY

         Notes payable                                             $       2,000 $        --
         Other liabilities                                                   482          34
                                                                     ------------------------
                                                                           2,482          34
         Shareholders' equity                                             66,430      58,295
                                                                     ------------------------
                                                                   $      68,912 $    58,329
                                                                     ========================


                         CONDENSED STATEMENTS OF INCOME
                            YEARS ENDED DECEMBER 31,

        (in thousands)                                     2000         1999         1998
        -------------------------------------------------------------------------------------
        Income
          Equity in earnings of subsidiary             $     6,194 $       5,043 $     2,386
          Other                                                  7            72          --
        Expenses
          Interest                                              10            14         252
          Salaries, benefits and other compensation          1,349           469         248
          Other                                                720           499         120
                                                         ------------------------------------
                                                             2,079           982         620
                                                         ------------------------------------
            Income before income taxes                       4,122         4,133       1,766
        Income tax benefit                                     834           291         193
                                                         ------------------------------------
            Net income                                 $     4,956 $       4,424 $     1,959
                                                         ====================================

                                VAIL BANKS, INC.

                   NOTES TO CONSOLIDATED FINACIAL STATEMENTS


                       CONDENSED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,

       (in thousands)                                       2000         1999         1998
       ---------------------------------------------------------------------------------------
       Cash flows from operating activities
         Net income                                    $      4,956 $      4,424  $     1,959
         Adjustments to reconcile net income to net
           cash (used) provided by operating
           activities,
               Equity in undistributed income from
               subsidiaries                                 (6,194)      (2,477)           --
               Depreciation and amortization                     85          111           19

               Common stock issued for services                  --            3          207
               Change in other assets and accrued
               liabilities net of effect of business
               combinations:                                     37      (3,181)          105
                                                          ------------------------------------
                   Net cash (used) provided by
                   operating activities                     (1,116)      (1,120)        2,290
                                                          ------------------------------------

       Cash flows from investing activities
         Acquisition of subsidiary banks, net of
           effect of business combinations                      837           --     (15,121)

         Advances to subsidiaries                           (3,000)           --           --

         Other                                                  73            --           --
                                                          ------------------------------------
                   Net cash used by investing               (2,090)           --     (15,121)
                   activities
                                                          ------------------------------------

       Cash flows from financing activities, net of
       effect of business combinations:
         Repayments of notes payable                             --      (1,114)      (1,200)
         Proceeds from issuance of line of credit             2,000           --           --
         Proceeds from issuance of common stock                  96           --       19,806
         Preferred stock dividends paid                          --           --        (690)
         Common stock dividends paid                          (759)           --           --
         Cash paid in conversion of preferred stock
           to common stock                                       --           --         (20)
                                                          ------------------------------------
                   Net cash provided (used) by                1,337      (1,114)       17,896
                   financing activities
                                                          ------------------------------------
                   Net (decrease) increase in cash          (1,869)      (2,234)        5,065
       Cash - beginning of year                               2,958        5,192          127
                                                          ------------------------------------
       Cash - end of year                              $      1,089 $      2,958  $     5,192
                                                          ====================================


(19)  SUBSEQUENT EVENTS (UNAUDITED)

         On January 22, 2001, the Board of Directors declared a regular quarterly dividend of $0.04 per share to shareholders of record on February 2, 2001. The dividend was paid on February 16, 2001.

         During February 2001, the Board of Directors authorized the repurchase of up to $10 million of the outstanding shares of the Company's common stock. As of March 5, 2001, 36,700 shares had been repurchased at a cost of $376,179.

         During February 2001, Vail Banks formed Vail Banks Statutory Trust I (Trust I), a wholly owned subsidiary. The Board of Directors has approved the issuance of $25 million of trust preferred securities. On

                                VAIL BANKS, INC.

                   NOTES TO CONSOLIDATED FINACIAL STATEMENTS

     February 22, 2001, Trust I issued $16.5 million of 10.2% trust preferred securities (the Trust I Securities). Interest on the Trust I Securities is payable semi-annually. The Trust I Securities have a 30-year maturity with a 10-year call option. The 3% underwriting fee will be capitalized and amortized to expense over the 10-year call period. In connection with the issuance of the Trust I Securities, Vail Banks issued to Trust I $16.5 million principal amount of its 10.2% subordinated notes (the Trust I Notes), due 2031 with a 10-year call option. Interest on the Trust I Notes is payable semi-annually to Trust I. A portion of the proceeds from the Trust I Securities were used to pay down the $2 million outstanding principal and accrued interest on the line of credit with Bankers' Bank of the West. The remainder of the proceeds will be used for general corporate purposes including the repurchase of shares of common stock and for a capital contribution into WestStar.

          During March 2001, Vail Banks formed Vail Banks Statutory Trust II (Trust II), a wholly owned subsidiary. On March 28, 2001, Trust II issued $7.5 million of 10.18% trust preferred securities (the Trust II Securities). Interest on the Trust II Securities is payable semi-annually. The Trust II Securities have a 30-year maturity with a 10-year call option. The 3% underwriting fee will be capitalized and amortized to expense over the 10-year call period. In connection with the issuance of the Trust II Securities, Vail Banks issued to Trust II $7.5 million principal amount of its 10.18% subordinated notes (the Trust II Notes), due 2031 with a 10-year call option. Interest on the Trust II Notes is payable semi-annually to Trust II. Proceeds from the Trust II Securities will be used for general corporate purposes including the repurchase of shares of common stock.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Vail, State of Colorado, on the 16th day of April, 2001.

                                            VAIL BANKS, INC.
                                            (REGISTRANT)




                                            By:    /s/  Lisa M. Dillon
                                                   ---------------------
                                                   Lisa M. Dillon, President




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

        Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-KSB has been signed by the following persons in the capacities indicated on the 16th day of April 2001.

                           [Signatures on next page.]

SIGNATURE             TITLE


/s/  E. B. Chester, Jr.
------------------------------
E. B. Chester, Jr.                        Chairman

/s/  Lisa M. Dillon
------------------------------
Lisa M. Dillon                            President and Director (principal executive officer)


/s/  Peter G. Williston                   Senior Executive Vice President and Chief Financial
------------------------------            Officer (principal accounting officer and principal
Peter G. Williston                        financial officer)


/s/  Kay H. Chester
------------------------------
Kay H. Chester                            Director


/s/  Dennis R. Devor
------------------------------
Dennis R. Devor                           Director


/s/  James G. Flaum
------------------------------
James G. Flaum                            Director


/s/  George N. Gillett, Jr.
------------------------------
George N. Gillett, Jr.                    Director


/s/  Dan E. Godec
------------------------------
Dan E. Godec                              Director


/s/  S. David Gorsuch
------------------------------
S. David Gorsuch                          Director


/s/  James M. Griffin
------------------------------
James M. Griffin                          Director


/s/  Martin T. Hart
------------------------------
Martin T. Hart                            Director


/s/  Jack G. Haselbush
------------------------------
Jack G. Haselbush                         Director


/s/  Garner F. Hill, II
------------------------------
Garner F. Hill, II                        Director


/s/  Robert L. Knous, Jr.
------------------------------
Robert L. Knous, Jr.                      Director


/s/  Kent Myers
------------------------------
Kent Myers                                Director


/s/  Byron A. Rose
------------------------------
Byron A. Rose                             Director


/s/  Donald L. Vanderhoof
------------------------------
Donald L. Vanderhoof                      Director


/s/  E. William Wilto
------------------------------
E. William Wilto                          Director

                               INDEX TO EXHIBITS

               EXHIBIT
                   NO.                               DESCRIPTION OF EXHIBIT
               -------                               ----------------------
                 10.2     General Release and Agreement between the Company and John R. Spruill, dated January 26, 2001
                 10.3     Change in Control Severance Payment Agreement between the Company and Peter
                          G. Williston, dated July 5, 2000
                 23.1     Consent of KPMG LLP dated April 13, 2001