Form 10-Q
period 2001-03-31
VAIL BANKS INC
filed 2001-05-15
CIK 1035770

United States
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001
/_/	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

 Commission File Number 000-25081

Vail Banks, Inc.

(Exact name of registrant as specified in its charter)

Colorado	84-1250561
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

108 South Frontage Road West, Vail, Colorado	81657
(Address of principal executive offices)	(Zip Code)

(970) 476-2002

Registrant’s telephone number, including area code:

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 30, 2001, there were  6,053,258 shares of common stock ($1.00 par value per share) outstanding.

 Vail Banks, Inc.

Form 10-Q
For the QUARTER Ended March 31, 2001

INDEX
PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets at March 31, 2001 (Unaudited) and December 31, 2000	3

		Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2001 and 2000 (Unaudited)	4

		Consolidated Statements of Cash Flows for the Three Months Ended
		March 31, 2001 and 2000 (Unaudited)	5

		Notes to Unaudited Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	9

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

PART II		OTHER INFORMATION

	Item 2.	Changes in Securities and Use of Proceeds	16

	Item 6.	Exhibits and Reports on Form 8-K	17

PART I          FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

Vail Banks, Inc.
Consolidated Balance Sheets
 (in thousands)
ASSETS	March 31, 2001	December 31, 2000
	(unaudited)

Cash and due from banks	$20,109	$24,670
Federal funds sold	34,705	--
Investment securities, available for sale	24,483	24,994
Investment securities, held to maturity (fair value of $1,220 and $5,217 as of March 31, 2001 and December 31, 2000, respectively)	1,176	5,208
Loans held for sale	3,232	632
Loans	417,467	427,136
Allowance for loan losses	(4,583)	(4,440)

Net loans	412,884	422,696

Premises and equipment, net	40,136	40,369
Interest receivable	2,976	3,425
Intangible assets, net	38,105	38,519
Other assets	3,005	2,758

	$580,811	$563,271

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits:
Non-interest bearing	$98,591	$99,609
Interest bearing	389,122	382,393

Total deposits	487,713	482,002

Short-term borrowings:
Federal funds purchased	--	8,410
FHLB advances	--	--
Line of credit	--	2,000

Total short-term borrowings	--	10,410

Interest payable and other liabilities	3,629	3,732

Total liabilities	491,342	496,144

Minority interest	711	697
Trust preferred securities	24,000	--

Shareholders’ equity
Preferred stock - $1 par value; 2,250,000 shares authorized, no shares issued and outstanding at March 31, 2001 and December 31, 2000,
respectively	--	--
Common stock - $1 par value; 20,000,000 shares authorized, 2001	6,203	6,456
6,202,758 and 6,456,400 shares issued and outstanding at March 31, and December 31, 2000
Additional paid-in capital	47,279	49,933
Retained earnings	11,236	10,143
Accumulated other comprehensive gain (loss), net of taxes	40	(102)

Total shareholders’ equity	64,758	66,430

	$580,811	$563,271

See accompanying notes to unaudited consolidated financial statements.

 Vail Banks, Inc.
Consolidated Statements of Income and Comprehensive Income
 (in thousands, except share data)
	Three months ended March 31,
	2001	2000
	(unaudited)	(unaudited)

Interest income
Interest and fees on loans	$10,674	9,028
Interest on investment securities	395	505
Interest on federal funds sold and other short-term investments	220	7

Total interest income	11,289	9,540

Interest expense
Deposits	3,870	2,724
Short-term borrowings	38	474
Trust preferred securities	186	--

Total interest expense	4,094	3,198

Net interest income	7,195	6,342
Provision for loan losses	300	300

Net interest income after provision for loan losses	6,895	6,042

Non-interest income
Deposit related	950	659
Mortgage broker fees	673	475
Other	765	597

	2,388	1,731

Non-interest expense
Salaries and employee benefits	3,660	3,038
Occupancy	756	650
Furniture and equipment	684	670
Amortization of intangible assets	416	273
Other	1,407	1,157

	6,923	5,788

Income before income tax expense	2,360	1,985
Income tax expense	1,007	803

Net income	1,353	1,182
Net change in unrealized gain (loss) on investment securities available for sale, net of taxes	142	(97)

Comprehensive income	$1,495	1,085

Earnings per share
Basic	$0.21	0.20

Diluted	$0.21	0.19

Weighted average common shares
Basic	6,380,792	6,041,806
Diluted	6,502,996	6,107,869

See accompanying notes to unaudited consolidated financial statements.

Vail Banks, Inc.
Consolidated Statements of Cash Flows
 (in thousands)
	Three months ended March 31,
	2001	2000
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$1,353	$1,182
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	416	273
Depreciation and amortization of premises and equipment	559	531
Provision for loan losses	300	300
Recognition of stock compensation on restricted common stock	31	9
Net amortization of premiums on investment securities	8	16
Deferred income tax expense	81	--
Changes in operating assets and liabilities, net of effect of purchase business combinations:
Decrease (increase) in interest receivable	449	(157)
Decrease in other assets	46	30
(Decrease) increase in interest payable and other liabilities	(103)	645
Other, net	14	12

Net cash provided by operating activities	3,154	2,841

Cash flows from investing activities, net of effects of purchase business combinations
Net increase in federal funds sold	(34,705)	--
Purchase of investment securities available for sale	(2,500)	(371)
Proceeds from maturities of investment securities held to maturity	4,032	19
Proceeds from maturities of investment securities available for sale	3,225	2,012
Net increase in loans held for sale	(2,600)	(180)
Net decrease (increase) in loans	9,512	(15,530)
Purchase of premises and equipment	(780)	(478)
Net cash paid for acquisitions	(2)	(1,049)

Net cash used in investing activities	(23,818)	(15,577)

Cash flows from financing activities, net of effects of purchase business combinations
Net increase in deposits	5,711	7,735
Net decrease in federal funds purchased	(8,410)	(2,650)
Net increase in FHLB advances	--	2,000
Repayment of line of credit	(2,000)	--
Issuance of trust preferred securities	24,000	--
Issuance of common stock	46	--
Repurchase of common stock	(2,984)	--
Dividends paid	(260)	--

Net cash provided by financing activities	16,103	7,085

Net decrease in cash and due from banks	(4,561)	(5,651)
Cash and due from banks at beginning of period	24,670	29,291

Cash and due from banks at end of period	$20,109	$23,640

See accompanying notes to unaudited consolidated financial statements

Vail Banks, Inc.
Consolidated Statements of Cash Flows (Continued)
 (in thousands)

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest expense	$4,033	$3,255

Income taxes	$--	$--

Non-cash investing and financing transactions
Foreclosure of collateralized loans, net of reserve	$--	$659

Unrealized gain (loss) on investments available for sale, net of taxes	$142	$(97)

Reclassification of software from premises and equipment to other assets	$454	$--

Issuance of restricted common stock	$16	$12

Intangible assets recorded in connection with acquisitions:
Cash outflows for business acquisitions (net of cash acquired)	$2	$1,049
Common stock issued	--	--
Notes payable issued	--	355
Acquisition costs	--	--

Total consideration	2	1,404
Net assets acquired (assets acquired less liabilities issued and assumed)	0	(64)

Goodwill recorded	$2	$1,468

See accompanying notes to unaudited consolidated financial statements.

Vail Banks, Inc.

Notes to Unaudited Consolidated Financial Statements

(1)	Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Vail Banks, Inc. (Vail Banks) and its wholly owned subsidiary, WestStar Bank (WestStar). WestStar and Vail Banks own a 54.04% interest in Avon 56 Limited which is also included in the accompanying consolidated financial statements. All entities are collectively referred to as “the Company”. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the consolidated financial statements as of December 31, 2000. These interim unaudited consolidated financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-KSB as of and for the year ended December 31, 2000.

In the opinion of the Company, all adjustments necessary, consisting of only normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three months ended  March 31, 2001, are not necessarily indicative of the results that may be expected for the full year.

Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

(2)	Provision and Allowance for Loan Losses

The Company’s lending personnel are responsible for the regular monitoring of the quality of the loan portfolio. In connection with the determination of the allowance for loan losses, independent appraisals are obtained for significant properties and assesses estimated future cash flows from borrowers’ operations and the liquidation of loan collateral. The allowance for loan losses is based primarily on the Company’s estimate of probable loan losses from these procedures and historical experience. These estimates involve judgment and a certain level of subjectivity; changes in economic conditions may necessitate revisions in future years.

Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to record additional provisions for probable losses based upon their evaluation of information available at the time of their examination.

(3)	Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share, except that the basic weighted-average number of common shares outstanding is increased for the assumed vesting of restricted stock and conversion of outstanding stock options into common shares. The assumed vesting of restricted stock and conversion of outstanding stock options into common shares are not included in the computation of diluted earnings per share where inclusion would be antidilutive.  In addition, earnings is adjusted for any changes in net income that would have resulted from the assumed vesting of restricted stock and exercise of stock options.

(4)	Investment Securities

Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at cost, adjusted for amortization or accretion of premiums or discounts. Other investment securities are classified as available-for-sale and reported at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities

  Vail Banks, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

are reported as a separate component of shareholders’ equity, and the change in such gains and losses are reported as other comprehensive income. Transfer of securities between categories is recorded at fair value on the date of transfer.

Realized gains and losses on the sale of investment securities are determined using the specific identification method at the time of sale or redemption at maturity. Discounts or premiums are accreted or amortized using the level-yield method to the earlier of call date or maturity of the related held-to-maturity security.

(5)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

(6)	Trust Preferred Securities

During February 2001, Vail Banks formed Vail Banks Statutory Trust I (Trust I), a wholly owned subsidiary. On February 22, 2001, Trust I issued $16.5 million of 10.20% trust preferred securities (the Trust I Securities). Interest on the Trust I Securities is payable semi-annually. The Trust I Securities have a 30-year maturity with a 10-year call option. The 3% underwriting fee was capitalized and will be amortized to expense over the 10-year call period.  A portion of the proceeds from the Trust I Securities were used to pay the $2 million outstanding principal plus accrued interest on the line of credit with Bankers’ Bank of the West. The remainder of the proceeds will be used for general corporate purposes including the repurchase of shares of common stock and for a capital contribution into WestStar.

During March 2001, Vail Banks formed Vail Banks Statutory Trust II (Trust II), a wholly owned subsidiary. On March 28, 2001, Trust II issued $7.5 million of 10.18% trust preferred securities (the Trust II Securities). Interest on the Trust II Securities is payable semi-annually. The Trust II Securities have a 30-year maturity with a 10-year call option. The 3% underwriting fee was capitalized and will be amortized to expense over the 10-year call period. Proceeds from the Trust II Securities will be used for general corporate purposes including the repurchase of shares of common stock.

(7)	Stock Repurchase Program

During February 2001, the Board of Directors authorized the repurchase of up to $10 million of the outstanding shares of the Company’s common stock. As of March 31, 2001, 274,600 shares had been repurchased at a cost of $3.0 million, or an average price per share of $10.87.

(8)	Recently Issued Accounting Standards

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Financial Accounting Standards Board (FASB) has issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133, which delays the implementation date of SFAS 133 for one year, to fiscal years beginning after June 15, 2000. The Company has adopted this statement as of January 1, 2001. The Company has not engaged in the use of derivatives, does not conduct hedging activities, and has not entered into contracts containing embedded derivatives; therefore adoption of the new statement did not have a significant effect on earnings or the financial position of the Company.

Vail Banks, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 140 revises the accounting standards for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. Adoption of SFAS 140 will not have a material effect on the Company’s financial statements.

During 2000, the Emerging Issues Task Force issued guidance on Issue 99-20 Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. This guidance is effective for the Company beginning in the second quarter of 2001. The impact of adopting the provisions contained in this guidance on the Company’s results of operations or financial condition has not yet been determined.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The discussion in this report contains forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve risks and uncertainties that affect the Company’s operations, financial performance and other factors discussed in the Company’s filings with the Securities and Exchange Commission. These risks include the impact of economic conditions and interest rates, loan losses, risks related to the execution of the Company’s growth strategy, the possible loss of key personnel, factors that could affect the Company’s ability to compete in its trade areas, changes in regulations and government policies and other factors discussed in the Company’s filings with the Securities and Exchange Commission. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will be correct or realized.

Basis of Presentation

The following discussion and analysis provides information regarding the Company’s financial condition as of March 31, 2001, and its results of operations for the three months ended March 31, 2001, in comparison to the three months ended March 31, 2000. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

Restatement

During the first quarter of 2001, and prior to the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000, the Company determined that certain correspondent bank account transactions were not properly recorded during the third quarter of 1999. As a result, the Company took a charge of $680,000, pre-tax, for the probable uncollectibility of these items and restated its 1999 annual financial statements. Certain quarterly 2000 amounts and ratios contained herein were revised to reflect the effects of this restatement.

Mergers and Acquisitions

Effective July 14, 2000, the Company completed the acquisition of Estes Bank Corporation and its wholly owned subsidiary, United Valley Bank (collectively, United Valley), and subsequently merged United Valley into WestStar (the Merger). The Merger consideration consisted of $17.7 million in cash and 337,917 shares of Vail Banks common stock valued at $3.2 million.  As of the Merger date, United Valley had assets of $84.2 million, net loans of $49.5 million, deposits of $75.9 million and shareholders’ equity of $7.5 million. The Merger was accounted for under the purchase method, and accordingly, the results of operations of United Valley have been included in the Company’s consolidated financial statements from July 15, 2000. The excess of the purchase price over the fair value of the net identifiable assets acquired has been recorded as goodwill of $13.8 million and is being amortized on a straight-line basis over 25 years.

Overview

Net income was $1.4 million for the  three months ended  March 31, 2001, up from $1.2 million for the  three months ended  March 31, 2000, an increase of 14%.

Diluted earnings per share for the  three months ended  March 31, 2001, was $0.21 compared to $0.19 for the three months ended March 31, 2000, an increase of  11%.

The annualized return on average assets was 0.96% for the quarter ended March 31, 2001, compared to 0.62% for the quarter ended December 31, 2000 and 1.01% for the quarter ended March 31, 2000.

The annualized return on average equity was 8.22% for the quarter ended March 31, 2001, compared to 5.33% for the quarter ended December 31, 2000 and 8.04% for the quarter ended March 31, 2000.

As a result of the acquisitions and mergers completed since 1995, the Company had unamortized goodwill of $38.1 million and $38.5 million as of March 31, 2001, and December 31, 2000, respectively. Since the amortization of goodwill does not result in a cash expense, the Company believes that supplemental reporting of its operating results on a “ cash” (or “tangible”) basis (which excludes the before-tax effect of amortization of goodwill) represents a relevant measure of financial performance. The supplemental cash basis data presented herein does not exclude the effects of other non-cash operating expenses such as depreciation, provision for loan losses, or deferred income taxes associated with the results of operations.

Cash earnings (defined as net income plus amortization of intangible assets) for the  three months ended March 31, 2001, was $1.8 million ( 0.27 per share, diluted) compared with  $1.5 million for the  three months ended March 31, 2000, ( 0.24 per share, diluted), an increase of 22% in cash earnings and 13% in diluted earnings per share.

The annualized return on tangible assets (annualized cash earnings to average tangible assets) was 1.35% for the quarter ended March 31, 2001, and 1.31% for the  quarter ended March 31, 2000 compared to 0.98% for the quarter ended December 31, 2000.

The annualized return on tangible equity was 25.23% for the quarter ended March 31, 2001, compared to 18.80% for the quarter ended December 31, 2000 and 17.35% for the quarter ended March 31, 2000.

Results Of Operations

Net Interest Income. Net interest income was $7.2 million for the three months ended March 31, 2001, compared to $6.3 million for the three months ended March 31, 2000, a 13% increase.

The interest margin on a fully tax equivalent basis for the three months ended March 31, 2001, was 6.26% compared to 6.70% for the three months ended March 31, 2000. The decrease from the quarter ended March 2000 to the quarter ended March 2001 was primarily due to: (1) the cost of interest bearing liabilities increased 19 basis points, from 3.96% for the quarter ended March 31, 2000 to 4.15% for the quarter ended March 31, 2001, while the yield on earning assets decreased 25 basis points, from 10.05% for the quarter ended March 31, 2000 to 9.80% for the quarter ended March 31, 2001, and (2) average interest bearing liabilities increased 23% during first quarter 2001 over first quarter 2000, as compared to only a 22% increase in average earning assets during the same time period.

Non-interest Income. Non-interest income increased by $657,000, or 38%, to $2.4 million for the three months ended March 31, 2001, from $1.7 million for the three months ended March 31, 2000. This increase over the first quarter of 2000 was primarily attributable to an increase in service charges on deposits from the United Valley merger and an increased emphasis by the Company on collecting deposit-related fees. Additionally, mortgage broker fees have increased from first quarter 2000.

Non-interest Expense. Non-interest expense, before amortization of intangible assets, increased by $1.0 million, or 18%, to $6.5 million for the three months ended March 31, 2001, from $5.5 million for the three months ended March 31, 2000. This increase is largely attributable to operating expenses of United Valley Bank, and to the increasing costs of employee related and occupancy expenses generated by internal growth. During the three months ended March 31, 2001, non-interest expenses, before amortization of intangible assets, decreased $529,000, or 8%, from $7.0 million for the three months ended December 31, 2000. This decrease from fourth quarter 2000 was primarily due to a decrease in salaries and employee benefits associated with the reduction in the number of full-time equivalent employees during the first quarter of 2001 from 287 to 270. Additionally, the Company took charges of $432,000 during fourth quarter, as follows: (1) $293,000 related to the cancellation of certain employee-related agreements, and (2) $139,000 related to the correction of certain fiscal year 2000 correspondent bank account transactions that had not been properly recorded.

The efficiency ratio, before amortization expense, improved to 68% for the quarter ended March 31, 2001, from 75% for the quarter ended December 31, 2000, compared to 68% for the first quarter of 2000. The improvement in the efficiency ratio for first quarter 2001 was in large part the result of the reduction in salaries and employee benefits expense during first quarter, discussed above, as well as the charges taken in fourth quarter 2000, also discussed above.

Income Taxes. The Company’s effective income tax rate (income tax expense as a percentage of pre-tax income) increased to 43% for the three months ended March 31, 2001 from 40% for the three months ended March 31, 2000. The increase in the effective income tax rate from first quarter 2000 is primarily due to the increase in amortization expense on intangible assets, which is not deductible for income tax purposes. Additionally, the average balance of tax-exempt securities has decreased from $6.0 million during first quarter 2000 to $4.0 million during first quarter 2001.

Financial Condition

The Company’s assets increased by $17.5 million or 3%, to $580.8 million as of March 31, 2001, from $563.3 million as of December 31, 2000.  Cash and due from banks balances decreased by $4.6 million, or 18%, from $24.7 million at December 31, 2000, to $20.1 million at March 31, 2001. Cash was higher than average at December 31, 2000, due to the seasonal fluctuations of the Company’ s resort communities.

Federal funds sold balances increased by $34.7 million during the first quarter of March 2001 from $0 as of December 31, 2000. The increase is primarily due to the overnight investment of proceeds received from the $24 million issuance of trust preferred securities during the first quarter of 2001 as well as the maturity of investments during the first quarter of 2001. Additionally, deposits have increased since December 31, 2000 without a corresponding increase in loans, generating more funds to invest overnight.

As of March 31, 2001, the loan portfolio (including loans held for sale) decreased $7.1 million, or 2%, from December 31, 2000, due to the general softening of the Colorado economy, as well as an internal shift toward more conservative underwriting policies in response to increasing loan delinquencies.

Investment securities were $25.7 million as of March 31, 2001, compared to $30.2 million as of December 31, 2000, a decrease of 15%. The decrease is primarily due to the maturity of $7.3 million of investment securities during first quarter 2001, partially offset by the purchase of $2.5 million of additional investment securities.

The net decrease in intangible assets from $38.5 million at December 31, 2000, to $38.1 million at March 31, 2001, is due to quarterly amortization expense.

Deposits increased by $5.7 million, or 1%, from $482.0 million as of December 31, 2000, to $487.7 million as of March 31, 2001. The increase in deposits experienced in the first quarter of 2001 was largely attributable to a focused effort by the Company to increase deposit levels, a shift by the public toward bank investments as a result of recent stock market declines, and seasonal factors. During the first quarter of 2001, non-interest-bearing deposits decreased by $1.0 million, or 1%, while interest-bearing deposits increased by $6.7 million, or 2%, as compared to December 31, 2000. Non-interest-bearing demand deposits comprised 20% of total deposits as of March 31, 2001 as compared to 21% as of December 31, 2000.

Short-term borrowings decreased $10.4 million, or 100%, from December 31, 2000 to March 31, 2001. The decrease during the first quarter of 2001 is due to the payoff of borrowings using a portion of the proceeds received from the $24 million issuance of trust preferred securities.

Asset Quality

Provision and Allowance for Loan Losses. Provision expense for the three months ended March 31, 2001, was $300,000 compared to $300,000 recorded in the three months ended March 31, 2000. This provision for loan losses covered net charge-offs for the first three months of 2001 by approximately 190%. The allowance for loan losses of $4.6 million as of March 31, 2001, increased 3% from the $4.4 million level as of December 31, 2000, and 54% from the $3.0 million level as of March 31, 2000, and it represents 1.10% of total loans and 208% of non-performing loans. The $1.6 million increase in the allowance for loan losses from the balance as of March 31, 2000 includes $1.0 million acquired in the merger with United Valley to cover probable losses in the acquired loan portfolio. The remaining increase was intended to support the normal probable loss content in the growth of the Company’s loan portfolio. Key indicators of asset quality such as net charge-offs as a percentage of total loans and non-performing loans to total loans have increased slightly over the past two quarters but still remain positive. Additionally, the average level of outstanding loans has decreased slightly to $422.2 million for the quarter ended March 31, 2001, from $425.9 million for the quarter ended December 31, 2000.

The allowance for loan losses represents the Company’s recognition of the risks of extending credit and its evaluation of the probable loss content of the loan portfolio. The Company maintains an allowance for loan losses based upon, among other things, such factors as the amount of problem loans, general economic conditions, historical loss experience, and the evaluation of the underlying collateral including holding and disposal costs. Specific allowances are provided for individual loans when ultimate collection is considered not probable by the Company. The Company actively monitors its asset quality and will charge off loans against the allowance for loan losses when appropriate and will provide specific loss allowances when necessary. Although the Company believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses Analysis (in thousands)	Three months ended March 31,
	2001	2000

Average total loans	$422,194	$346,900

Total loans at end of period	$417,467	$352,210

Allowance at beginning of period	$4,440	$2,739
Charge-offs	(193)	(67)
Recoveries	36	12
Provision for loan losses	300	300

Allowance at end of period	$4,583	$2,984

Annualized net charge-offs to average loans	0.15%	0.06%
Allowance to total loans at end of period	1.10%	0.85%

Non-performing Assets. The Company’s non-performing assets consist of nonaccrual loans and foreclosed properties. Non-performing assets were $2.3 million as of March 31, 2001, (0.55% of loan related assets) compared with $1.8 million as of December 31, 2000, (0.42% of loan related assets), and $1.6 million as of March 31, 2000, (0.46% of loan related assets). The following table presents information regarding non-performing assets as of the dates indicated:

Non-performing Assets (in thousands)	March 31,
	2001	2000

Nonaccrual loans	$2,205	$1,236
Restructured loans	--	--

Total non-performing loans	2,205	1,236
Foreclosed properties	84	386

Total non-performing assets	2,289	1,622
Loans 90 days or more past due and accruing	--	--

Total risk assets	$2,289	$1,622

Non-performing loans to total loans	0.53%	0.35%

Non-performing assets to loan related assets	0.55%	0.46%

Non-performing assets to total assets	0.39%	0.34%

Risk assets to loan related assets	0.55%	0.46%

The Company believes that it is adequately collateralized to recover the majority of the balance of the nonaccrual loans. It is not aware of any adverse trends relating to its loan portfolio.

Liquidity

The Company’s liquidity management objective is to ensure its ability to satisfy the cash requirements of depositors and borrowers and allow the Company to meet its own cash needs. Historically, the Company’s primary source of funds has been customer deposits. Scheduled loan repayments are a relatively stable source of funds. Deposit inflows and unscheduled loan repayments, which are influenced by fluctuations in the general level of interest rates, returns available on other investments, competition, economic conditions and other factors, are relatively unstable. Company borrowing may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Company borrowing may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

During the three-month period ended March 31, 2001, cash of $3.2 million was provided by operating activities consisting of net income of $1.4 million plus non-cash expenses of $1.4 million and net changes in operating assets and liabilities of $406,000. These changes in operating assets and liabilities consisted primarily of (1) a decrease in interest receivable of $449,000, (2) a decrease in other assets of $46,000, and (3) an increase in interest payable and other liabilities of $103,000. The decrease in interest receivable is due to a decrease in the average loan balance of $3.7 million, or 1%, from December 31, 2000 as well as a decrease in interest rates by the Federal Reserve which caused the Company’s yield on earning assets to decrease 42 basis points from December 31, 2000.

The Company used cash for investing activities during the three-month period ended March 31, 2001 aggregating $23.9 million. These outflows consisted primarily of the sale of $34.7 million of federal funds and the purchase of investment securities of $2.5 million. These outflows were partially offset by the maturity of $7.3 million of investment securities and a $6.9 million net decrease in loans and loans held for sale. The increase in federal funds sold was primarily the result of investing the proceeds from the issuance of $24 million of trust preferred securities during first quarter 2001. See Item 1. “Financial Statements--Note 6” for further information on this transaction. The decrease in loans and loans held for sale is due to the general softening of the Colorado economy, as well as an internal shift toward more conservative underwriting policies in response to increasing loan delinquencies.

During the three-month period ended March 31, 2001, cash of $16.1 million was provided by financing activities consisting primarily of the receipt of $24 million of proceeds from the issuance of trust preferred securities and an increase in deposits of $5.7 million. These inflows were partially offset by the repayment of $10.4 million of short-term borrowings and the repurchase of $3.0 million of outstanding common stock of the Company.

WestStar is a member of the Federal Home Loan Bank of Topeka (FHLB) and, as a regular part of its business, obtains advances from the FHLB. Advances are collateralized by FHLB stock owned by WestStar, as well as certain mortgages or deeds of trust. As of March 31, 2001, the authorized borrowing line totaled $51.0 million. Of this amount, $24.0 million was an irrevocable stand-by letter of credit pledged as collateral for uninsured public fund deposits. No other amounts were outstanding under this line.

WestStar has also established unsecured, overnight federal funds lines with Bankers’ Bank of the West (Bankers’ Bank) and Wells Fargo. As of March 31, 2001, authorized borrowing lines totaled $50 million, of which no amounts were outstanding.

During December 2000, the Company obtained a credit facility from Bankers’ Bank permitting borrowing of up to $2.0 million. Outstanding borrowings under the line of credit are due at maturity on July 1, 2001. As of March 31, 2001, no amounts were outstanding.

As of March 31, 2001, the Company had cash and due from banks of $20.1 million, federal funds sold of $34.7 million, and investment securities of $25.7 million. Based on current plans and business conditions, the Company expects that its cash and due from banks, federal funds sold, investment securities and available borrowings under its credit facilities, together with any amounts generated from operations, will be sufficient to meet the Company’s liquidity requirements for the next 12 months. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

Capital Resources

During February 2001, the Board of Directors authorized the repurchase of up to $10 million of the outstanding shares of the Company’s common stock. As of March 31, 2001, shareholders’ equity decreased $1.7 million, or 3%, to $64.8 million from $66.4 million as of December 31, 2000. This decrease is primarily related to the repurchase of 274,600 shares during the first quarter of 2001 at a cost of $3.0 million and the payment of a common stock dividend of $260,000, offset by the retention of $1.4 million of earnings and an increase in accumulated other comprehensive income of $142,000 due to an increase in unrealized gains on investment securities available for sale.

As of March 31, 2001 and 2000, the Company met all capital adequacy requirements to which it was subject. As of March 31, 2001, the Company had Tier 1 and Total Risk-Based Capital ratios of 12.11% and 13.78%, respectively, and a Leverage ratio of 9.25%. Regulatory guidelines permit the Company’s trust preferred securities, issued during the quarter ended March 31, 2001, to be included in the calculation of Tier 1 and Total Risk-based capital, subject to certain limitations. As of March 31, 2000, the Company had Tier 1 and Total Risk-Based Capital ratios of 10.31% and 11.18%, respectively, and a Leverage ratio of 7.90%.

As of March 31, 2001, WestStar met all capital adequacy requirements to which it was subject and exceeded the minimum ratios to be designated as “well-capitalized” . As of March 31, 2001, WestStar had Tier 1 and Total Risk-Based Capital ratios of 9.50% and 10.63%, respectively, and a Leverage ratio of 7.25%. As of March 31, 2000, WestStar met all capital adequacy requirements to which it was subject. As of March 31, 2000, WestStar had Tier 1 and Total Risk-Based Capital ratios of 8.92% and 9.80%, respectively, and a Leverage ratio of 6.82%.

Subsequent Events

On April 16, 2001, the Company declared a cash dividend of $0.04 per share payable on May 11, 2001, to shareholders of record on April 27, 2001.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosures About Market Risk

The table below provides information about the Company’s financial instruments as of December 31, 2000 that are sensitive to changes in interest rates.

Principal Amount Maturing in:
(In thousands)	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value December 31, 2000

INTEREST RATE SENSITIVE ASSETS:

Adjustable-rate loans	$ 141,353	$ 28,774	$ 18,598	$ 8,568	$ 12,031	$ 36,937	$ 246,261	$ 246,261
Weighted average interest rate	10.88%	10.76%	10.29%	10.26%	10.19%	9.38%	10.54%	10.54%
Fixed-rate loans	51,642	30,832	31,089	29,667	13,602	24,675	181,507	176,278
Weighted average interest rate	9.51%	9.28%	9.80%	8.88%	9.37%	8.12%	9.22%	9.22%
Adjustable-rate securities	-	-	391	-	-	488	879	864
Weighted average interest rate	0.00%	0.00%	5.61%	0.00%	0.00%	6.88%	6.32%	6.32%
Fixed-rate securities	10,850	2,559	3,651	739	131	11,554	29,484	29,347
Weighted average interest rate	5.68%	5.60%	5.47%	4.52%	5.54%	6.18%	5.82%	5.82%

Total interest rate sensitive assets	$ 203,845	$ 62,165	$ 53,729	$ 38,974	$ 25,764	$ 73,654	$ 458,131	$ 452,750

Weighted average interest rate	10.18%	9.81%	9.65%	9.10%	9.73%	8.43%	9.67%

INTEREST RATE SENSITIVE LIABILITIES:

Interest-bearing checking, savings and money market accounts	$ 230,963	$ 49,734	$ --	$ --	$ --	$ --	$ 280,697	$ 280,697
Weighted average interest rate	4.27%	1.83%	0.00%	0.00%	0.00%	0.00%	3.84%	3.84%
Fixed-rate time deposits	86,171	12,152	2,528	352	493	--	101,696	101,714
Weighted average interest rate	5.95%	5.94%	5.67%	4.88%	5.65%	0.00%	5.94%	5.94%
Federal funds purchased	8,410	--	--	--	--	--	8,410	8,410
Weighted average interest rate	6.97%	0.00%	0.00%	0.00%	0.00%	0.00%	6.97%	6.97%
Adjustable-rate borrowings	2,000	--	--	--	--	--	2,000	2,000
Weighted average interest rate	9.50%	0.00%	0.00%	0.00%	0.00%	0.00%	9.50%	9.50%

Total interest rate sensitive liabilities	$ 327,544	$ 61,886	$ 2,528	$ 352	$ 493	$ --	$ 392,803	$ 392,821

Weighted average interest rate	4.81%	2.64%	5.67%	4.88%	5.65%	0.00%	4.48%	4.43%

*Vail Banks’ experience with interest bearing checking accounts and savings deposits has been that, although these deposits are subject to immediate withdrawal or repricing, a portion of the balances has remained relatively constant in periods of both rising and falling rates. Therefore, a portion of these deposits are included in 2001 as well as 2002.

Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the Company is exposed is interest rate risk arising from the instruments and transactions entered into. They include loans, securities available for sale, deposit liabilities, and borrowings. Interest rate risk occurs when interest-sensitive assets and liabilities reprice at different times as market interest rates change. Interest-sensitive assets and liabilities are those that are subject to repricing in the near term, including both variable rate instruments and those fixed rate instruments which are approaching maturity. For example, if fixed-rate assets are funded with floating-rate debt, the spread between asset and liability rates will decline or turn negative if rates increase. Additionally, interest rate risk results from changing spreads between asset and liability rates.

Interest rate risk is managed by the Company’s management and the Asset/Liability Committee of the Board of Directors. The principal objective of asset/liability management is to manage the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. To effectively measure and manage interest rate risk, the Company uses computer simulations that determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, investment securities, loans, deposits, and borrowings. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these computer simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. During 2000 and 2001, the Company did not use interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposures.

Looking toward managing interest rate risk in the remainder of 2001, the Company will face risk primarily from the possibility of rising rates. Given the Company’s negative gap at December 31, 2000 and March 31, 2001, if rates rise, interest-sensitive liabilities will rise faster than asset yields, leading to a decline in the margin. The extent of this decline will depend on the degree to which retail deposits change relative to market rates. If interest rates continue to fall during the remainder of 2001, this should benefit the Company’s margin, as deposit rates can be expected to fall faster than asset yields. This would particularly be true if short-term rates fall more than long-term rates. In the case of a large rate decline, retail deposit pricing might reach a floor, thus preventing some of the benefit. Based on its current and projected balance sheet, the Company does not expect that a change in interest rates would significantly affect its liquidity position.

We believe that there have not been any material changes in quantitative and qualitative information about market risk since December 31, 2000. However, during the quarter, Vail Banks experienced increased liquidity as the result of the issuance of trust preferred securities and an increase in total deposits while the loan portfolio decreased. The increase in liquidity was used to pay off federal funds purchased and invest in short term federal funds sold. This increased liquidity position lessened the liability sensitive nature of the balance sheet. Therefore, Vail Banks was less sensitive to changes in interest rates at March 31, 2001 than at December 31, 2000.

PART II           OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During February 2001, Vail Banks formed Vail Banks Statutory Trust I (“Trust I”), a wholly owned subsidiary. On February 22, 2001, Trust I issued $16.5 million of 10.20% trust preferred securities (the “Trust I Securities”). Interest on the Trust I Securities is payable semi-annually. The Trust I Securities have a 30-year maturity with a 10-year call option. In connection with the issuance of the Trust I Securities, Vail Banks issued to Trust I $17.011 million principal amount of its 10.2% subordinated notes (the “Trust I Notes”), due 2031 with a 10-year call option. Interest on the Trust I Notes is payable semi-annually to Trust I. First Tennessee Capital Markets and Keefe, Bruyette & Woods, Inc. served as placement agents, for which they received a fee of $495,000. The issuance by Vail Banks of the Trust I Notes to its wholly-owned subsidiary, Trust I, was exempt from registration under the Securities Act because it was a transaction by the issuer not involving any public offering.

During March 2001, Vail Banks formed Vail Banks Statutory Trust II (“Trust II”), a wholly owned subsidiary. On March 28, 2001, Trust II issued $7.5 million of 10.18% trust preferred securities (the “Trust II Securities”). Interest on the Trust II Securities is payable semi-annually. The Trust II Securities have a 30-year maturity with a 10-year call option. In connection with the issuance of the Trust II Securities, Vail Banks issued to Trust II $7.732 million principal amount of its 10.18% subordinated notes (the “Trust II Notes”), due 2031 with a 10-year call option. Interest on the Trust II Notes is payable semi-annually to Trust II. Sandler O’Neill & Partners, L.P. served as placement agents, for which they received a fee of $225,000. The issuance by Vail Banks of the Trust II Notes to its wholly-owned subsidiary, Trust II, was exempt from registration under the Securities Act because it was a transaction not involving any public offering.

Item 6.          EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

None

(b)	Reports on Form 8-K

There were no filings on Form 8-K during the quarter ended March 31, 2001.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.
VAIL BANKS, INC. (Registrant)

Date: May 15, 2001	/s/ Lisa M. Dillon Lisa M. Dillon Title: President

Date: May 15, 2001	/s/ Peter G. Williston Peter G. Williston Title: Senior Executive Vice President and Chief Financial Officer