Form 10-Q
period 2001-06-30
VAIL BANKS INC
filed 2001-08-10
CIK 1035770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001
/_/	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

 Commission File Number 000-25081

VAIL BANKS, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1250561
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

108 South Frontage Road West, Vail, Colorado	81657
(Address of principal executive offices)	(Zip Code)

(970) 476-2002

Registrant’s telephone number, including area code:

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 31, 2001, there were 5,868,458 shares of common stock ($1.00 par value per share) outstanding.

Form 10-Q
FOR THE QUARTER ENDED JUNE 30, 2001

PART I           FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

Vail Banks, Inc.
Consolidated Balance Sheets
(in thousands)

ASSETS	June 30, 2001	December 31, 2000

	(unaudited)

Cash and due from banks	$22,042	$24,670
Federal funds sold	11,065	—
Investment securities, available for sale	28,595	24,994
Investment securities, held to maturity (fair value of $1,166 and $5,217 as of June 30, 2001 (unaudited) and December 31, 2000, respectively)	1,138	5,208
Loans held for sale	5,044	632
Loans	404,867	427,136
Allowance for loan losses	(4,608)	(4,440)

Net loans	400,259	422,696

Premises and equipment, net	40,595	40,369
Interest receivable	2,987	3,425
Intangible assets, net	37,689	38,519
Other assets	3,452	2,758

	$552,866	$563,271

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits:
Non-interest bearing	$95,241	$99,609
Interest bearing	355,816	382,393

Total deposits	451,057	482,002

Short-term borrowings:
Federal funds purchased	—	8,410
FHLB advances	7,000	—
Line of credit	—	2,000

Total short-term borrowings	7,000	10,410

Interest payable and other liabilities	8,059	3,732
Total liabilities	466,116	496,144

Minority interest	726	697
Trust preferred securities	24,000	—

Shareholders’ equity
Preferred stock — $1 par value; 2,250,000 shares authorized, no shares issued and outstanding as of June 30, 2001 (unaudited) and
December 31, 2000, respectively	—	—
Common stock — $1 par value; 20,000,000 shares authorized, 5,868,458 and
6,456,400 shares issued and outstanding as of June 30, 2001
(unaudited) and December 31, 2000	5,868	6,456
Additional paid-in capital	43,609	49,933
Retained earnings	12,515	10,143
Accumulated other comprehensive gain (loss), net of taxes	32	(102)

Total shareholders’ equity	62,024	66,430

	$552,866	$563,271

See accompanying notes to unaudited consolidated financial statements.

Vail Banks, Inc.
Consolidated Statements of Income and Comprehensive Income
(in thousands, except share data)

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Interest income
Interest and fees on loans	$10,311	9,680	20,985	18,708
Interest on investment securities	356	506	751	1,011
Interest on federal funds sold and other
short-term investments	249	—	469	7

Total interest income	10,916	10,186	22,205	19,726

Interest expense
Deposits	2,975	2,898	6,845	5,622
Short-term borrowings	8	693	46	1,167
Trust preferred securities	614	—	800	—

Total interest expense	3,597	3,591	7,691	6,789

Net interest income	7,319	6,595	14,514	12,937
Provision for loan losses	200	300	500	600

Net interest income after provision
for loan losses	7,119	6,295	14,014	12,337

Non-interest income
Deposit related	1,021	682	1,971	1,341
Mortgage broker fees	1,058	544	1,731	1,019
Other	713	595	1,478	1,192

	2,792	1,821	5,180	3,552

Non-interest expense
Salaries and employee benefits	3,864	3,067	7,524	6,105
Occupancy	770	573	1,506	1,223
Furniture and equipment	694	648	1,398	1,318
Amortization of intangible assets	416	274	832	547
Other	1,543	1,182	2,950	2,339

	7,287	5,744	14,210	11,532

Income before income taxes	2,624	2,372	4,984	4,357
Income taxes	1,096	867	2,103	1,670

Net income	1,528	1,505	2,881	2,687
Unrealized (loss) gain on available for sale
securities, net of taxes	(8)	91	134	(6)

Comprehensive income	$1,520	1,596	3,015	2,681

Earnings per share
Basic	$0.26	0.25	0.47	0.44

Diluted	$0.25	0.25	0.46	0.44

Weighted average common shares
Basic	5,944,163	6,042,432	6,161,271	6,042,119
Diluted	6,121,741	6,108,924	6,311,315	6,108,397

See accompanying notes to unaudited consolidated financial statements.

Vail Banks, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,

	2001	2000

	(unaudited)	(unaudited)
		(as restated)
Cash flows from operating activities
Net income	$2,881	$2,687
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization of intangible assets	832	547
Depreciation and amortization of premises and equipment	1,128	1,068
Provision for loan losses	500	600
Recognition of stock compensation on restricted common	53	19
stock
Net amortization of premiums on investment securities	19	31
Deferred income tax expense	76	—
Gain on sale of premises and equipment	(1)	—
Loss on sale of foreclosed properties	28	—
Changes in operating assets and liabilities, net of effect of purchase business combinations:
Decrease (increase) in interest receivable	438	(144)
(Increase) decrease in other assets	(462)	666
Increase (decrease) in interest payable and other liabilities	4,327	(516)
Other, net	29	24

Net cash provided by operating activities	9,848	4,982

Cash flows from investing activities, net of effect of purchase business combinations
Net increase in federal funds sold	(11,065)	—
Purchase of investment securities available for sale	(9,520)	(663)
Proceeds from maturities of investment securities held to maturity	4,070	60
Proceeds from maturities of investment securities available for sale	6,109	3,474
Net increase in loans held for sale	(4,412)	(853)
Net decrease (increase) in loans	21,864	(19,707)
Purchase of premises and equipment	(1,826)	(787)
Proceeds from sale of premises and equipment	19	—
Proceeds from sale of foreclosed properties	116	—
Net cash paid for acquisitions	(2)	(1,049)

Net cash provided by (used in) investing activities	5,353	(19,525)

Cash flows from financing activities, net of effect of purchase business combinations
Net (decrease) increase in deposits	(30,945)	1,382
Net decrease in federal funds purchased	(8,410)	(10,205)
Net increase in FHLB advances	7,000	16,000
Repayment of line of credit	(2,000)	—
Issuance of trust preferred securities	24,000	—
Issuance of common stock	81	—
Repurchase of common stock	(7,046)	—
Dividends paid	(509)	(244)

Net cash (used in) provided by financing activities	(17,829)	6,933

Net decrease in cash and due from banks	(2,628)	(7,610)
Cash and due from banks at beginning of period	24,670	29,291

Cash and due from banks at end of period	$22,042	$21,681

Vail Banks, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest expense	$7,301	$6,861

Income taxes	$1,330	$1,550

Non-cash investing and financing transactions
Foreclosure of collateralized loans, net of reserve	$73	$601

Unrealized gain (loss) on investments available for sale, net of taxes	$134	$(6)

Reclassification of software from premises and equipment to other
assets	$454	$—

Issuance of restricted common stock	$16	$12

Intangible assets recorded in connection with acquisitions:
Cash outflows for business acquisitions (net of cash acquired)	$2	$1,049
Common stock issued	—	—
Notes payable issued	—	355
Acquisition costs	—	—

Total consideration	2	1,404
Net assets acquired (assets acquired less liabilities issued and
assumed)	0	(64)

Goodwill recorded	$2	$1,468

See accompanying notes to unaudited consolidated financial statements.

Vail Banks, Inc.

Notes to Unaudited Consolidated Financial Statements

(1)            Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Vail Banks, Inc. (Vail Banks) and its wholly owned subsidiary, WestStar Bank (WestStar). WestStar and Vail Banks own a 54.04% interest in Avon 56 Limited which is also included in the accompanying consolidated financial statements. All entities are collectively referred to as "the Company". All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In the opinion of the Company, all adjustments necessary, consisting of only normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the full year.

Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

(2)            Restatement

During the first quarter of 2001, and prior to the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000, the Company determined that certain correspondent bank account transactions were not properly recorded during the third quarter of 1999. As a result, the Company took a charge of $680,000, pre-tax, for the probable uncollectibility of these items and restated its 1999 annual financial statements. Certain 2000 amounts contained herein were revised to reflect the effects of this restatement.

(3)            Provision and Allowance for Loan Losses

The Company’s lending personnel are responsible for the regular monitoring of the quality of the loan portfolio. In connection with the determination of the allowance for loan losses, independent appraisals are obtained for significant properties and are used to assess estimated future cash flows from borrowers’ operations and the liquidation of loan collateral. The allowance for loan losses is based primarily on the Company’s estimate of probable loan losses from these procedures and historical experience. These estimates involve judgment and a certain level of subjectivity; changes in economic conditions may necessitate revisions in future years.

Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to record additional provisions for probable losses based upon their evaluation of information available at the time of their examination.

(4)            Earnings Per Share

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

  Vail Banks, Inc.

  Notes to Unaudited Consolidated Financial Statements (continued)
(5)            Investment Securities

Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at cost, adjusted for amortization or accretion of premiums or discounts. Other investment securities are classified as available-for-sale and reported at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of shareholders’ equity, and the change in such gains and losses are reported as other comprehensive income. Transfer of securities between categories is recorded at fair value on the date of transfer.

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

(7)            Trust Preferred Securities

During February 2001, Vail Banks formed Vail Banks Statutory Trust I (Trust I), a wholly owned subsidiary. On February 22, 2001, Trust I issued $16.5 million of 10.20% trust preferred securities (the Trust I Securities). Interest on the Trust I Securities is payable semi-annually. The Trust I Securities have a 30-year maturity with a 10-year call option. The 3% underwriting fee was capitalized and is being amortized to expense over the 10-year call period. A portion of the proceeds from the Trust I Securities were used to pay the $2 million outstanding principal plus accrued interest on the line of credit with Bankers’ Bank of the West. The remainder of the proceeds was used for general corporate purposes including the repurchase of shares of common stock and for a capital contribution into WestStar.

During March 2001, Vail Banks formed Vail Banks Statutory Trust II (Trust II), a wholly owned subsidiary. On March 28, 2001, Trust II issued $7.5 million of 10.18% trust preferred securities (the Trust II Securities). Interest on the Trust II Securities is payable semi-annually. The Trust II Securities have a 30-year maturity with a 10-year call option. The 3% underwriting fee was capitalized and is being amortized to expense over the 10-year call period. Proceeds from the Trust II Securities will be used for general corporate purposes including the repurchase of shares of common stock.

(8)            Stock Repurchase Program

During February 2001, the Board of Directors authorized the repurchase of up to $10 million of the outstanding shares of the Company’s common stock. As of June 30, 2001, 612,900 shares had been repurchased at a cost of $7.0 million, or an average price per share of $11.50.

(9)            Recently Issued Accounting Standards

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

Vail Banks, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 140 revises the accounting standards for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The Company adopted SFAS 140 on April 1, 2001, which did not have a material effect on the Company’s financial statements.

During 2000, the Emerging Issues Task Force issued guidance on Issue 99-20 Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. The Company adopted this guidance on April 1, 2001. Adoption of this guidance did not have a material effect on the Company’s financial statements.

During July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and discontinues the use of the pooling-of-interests method. It is not anticipated that this statement will have a material effect on the Company’s financial statements. SFAS 142 provides guidance on how to account for goodwill and intangible assets after an acquisition has been completed. Specifically, all new and pre-existing goodwill will no longer be amortized, but instead will be tested for impairment on an annual basis. The Company will adopt the provisions of SFAS 142 on January 1, 2002. During the six months ended June 30, 2001 and 2000, the Company recorded goodwill amortization of $832,000 and $547,000, respectively. Net unamortized goodwill as of June 30, 2001 was $37.7 million. Management is currently evaluating the permitted methodologies for determining any potential impairment of the unamortized goodwill.

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

Basis of Presentation

The following discussion and analysis provides information regarding the Company’s financial condition as of June 30, 2001, and its results of operations for the three and six months ended June 30, 2001, in comparison to the three and six months ended June 30, 2000. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

Overview

Net income was $2.9 million for the six months ended June 30, 2001, up from $2.7 million for the six months ended June 30, 2000, an increase of 7%. Net income for the three months ended June 30, 2001, was $1.5 million, as compared to $1.5 million for the quarter ended June 30, 2000.

Diluted earnings per share for the six months ended June 30, 2001, was $0.46 compared to $0.44 for the six months ended June 30, 2000, an increase of 5%, and $0.25 for the quarter ended June 30, 2001 as compared to $0.25 for the quarter ended June 30, 2000.

The annualized return on average assets was 1.09% for the quarter ended June 30, 2001, compared to 1.26% for the quarter ended June 30, 2000.

The annualized return on average equity was 9.75% for the quarter ended June 30, 2001, compared to 10.08% for the quarter ended June 30, 2000.

As a result of the acquisitions and mergers completed since 1995, the Company had unamortized goodwill of $37.7 million and $38.5 million as of June 30, 2001, and December 31, 2000, respectively. Since the amortization of goodwill does not result in a cash expense, the Company believes that supplemental reporting of its operating results on a "cash" (or "tangible") basis (which excludes the before-tax effect of amortization of goodwill) represents a relevant measure of financial performance. The supplemental cash basis data presented herein does not exclude the effects of other non-cash operating expenses such as depreciation, provision for loan losses, or deferred income taxes associated with the results of operations.

Cash earnings (defined as net income plus amortization of intangible assets) for the six months ended June 30, 2001, was $3.7 million ($0.59 per share, diluted) compared with $3.2 million for the six months ended June 30, 2000, ($0.53 per share, diluted), an increase of 15% in cash earnings and 11% in diluted cash earnings per share. Cash earnings for the three months ended June 30, 2001, was $1.9 million ($0.32 per share, diluted) compared with $1.8 million for the three months ended June 30, 2000, ($0.29 per share, diluted), an increase of 9% in cash earnings and 10% in diluted cash earnings per share.

The annualized return on tangible assets (annualized cash earnings to average tangible assets) was 1.42% for the six months ended June 30, 2001, and 1.44% for the six months ended June 30, 2000. The annualized return on tangible assets was 1.48% for the quarter ended June 30, 2001, compared to 1.57% for the quarter ended June 30, 2000.

The annualized return on tangible equity was 28.07% for the six months ended June 30, 2001, compared to 18.96% for the six months ended June 30, 2000. The annualized return on tangible equity was 31.27% for the quarter ended June 30, 2001, compared to 20.53% for the quarter ended June 30, 2000.

Results Of Operations

Net Interest Income. Net interest income increased by $1.6 million, or 12%, to $14.5 million for the six months ended June 30, 2001, from $12.9 million for the six months ended June 30, 2000, and by $724,000, or 11%, for the quarter ended June 30, 2001, from the quarter ended June 30, 2000.

The interest margin on a fully tax equivalent basis for the six months ended June 30, 2001, was 6.30% compared to 6.74% for the six months ended June 30, 2000. The interest margin on a fully tax equivalent basis for the quarter ended June 30, 2001, was 6.34% compared to 6.77% for the quarter ended June 30, 2000. The decrease from the quarter ended June 2000 to the quarter ended June 2001 was primarily due to the yield on earning assets decreasing 100 basis points, from 10.44% for the quarter ended June 30, 2000 to 9.44% for the quarter ended June 30, 2001. This decrease was only partially offset by a 69 basis point decrease in the cost of interest bearing liabilities from 4.28% for the quarter ended June 30, 2000 to 3.59% for the quarter ended June 30, 2001.

Non-interest Income. Non-interest income increased by $1.6 million, or 46%, to $5.2 million for the six months ended June 30, 2001, from $3.6 million for the six months ended June 30, 2000, and by $971,000, or 53%, for the quarter ended June 30, 2001, from the quarter ended June 30, 2000. This increase over the second quarter of 2000 was primarily attributable to an increase in service charges on deposits on customer accounts acquired in the United Valley Bank (United Valley) merger in July 2000, and an increased emphasis by the Company on collecting deposit-related fees. Additionally, mortgage broker fees have increased 94% from second quarter 2000 due to increased refinancing activity in light of the recent decline in interest rates.

Non-interest Expense. Non-interest expense, before amortization of intangible assets, increased by $2.4 million, or 22%, to $13.4 million for the six months ended June 30, 2001, from $11.0 million for the six months ended June 30, 2000. During the three months ended June 30, 2001, non-interest expense, before amortization of intangible assets, increased $1.4 million, or 26%, from $5.5 million for the three months ended June 30, 2000. These increases are largely attributable to operating expenses of branches acquired in the United Valley Bank merger in July 2000, and to the increasing costs of employee related and occupancy expenses generated by internal growth.

The efficiency ratio, before amortization expense, deteriorated slightly to 68% for the quarter ended June 30, 2001, from 65% for the quarter ended June 30, 2000. This slight deterioration in the efficiency ratio was in large part due to the increase in non-interest expense, discussed above.

Income Taxes. The Company’s effective income tax rate (income tax expense as a percentage of pre-tax income) increased to 42% for the three months ended June 30, 2001 from 37% for the three months ended June 30, 2000. The increase in the effective income tax rate is primarily due to the increase in amortization expense on intangible assets, which is not deductible for income tax purposes. Additionally, the average balance of tax-exempt securities has decreased from $6.0 million during the quarter ended June 30, 2000 to $4.0 million during the quarter ended June 30, 2001.

Financial Condition

The Company’s assets decreased by $10.4 million or 2%, to $552.9 million as of June 30, 2001, from $563.3 million as of December 31, 2000.

Cash and due from banks balances decreased by $2.6 million, or 11%, from $24.7 million at December 31, 2000, to $22.0 million at June 30, 2001. Cash was higher than average at December 31, 2000, due to the seasonal fluctuations of the Company’s resort communities.

Federal funds sold balances increased by $11.1 million as of June 30, 2001 from $0 as of December 31, 2000. The increase is primarily due to the overnight investment of proceeds received from the $24 million issuance of trust preferred securities during the first quarter of 2001.

As of June 30, 2001, the loan portfolio (including loans held for sale) decreased $17.9 million, or 4%, from December 31, 2000, due to the general softening of the Colorado economy, as well as an internal shift toward more conservative underwriting policies in response to the soft economy.

Investment securities were $29.7 million as of June 30, 2001, compared to $30.2 million as of December 31, 2000, a decrease of 2%. The decrease is primarily due to the maturity of $10.2 million of investment securities during 2001, partially offset by the purchase of $9.5 million of additional investment securities.

The net decrease in intangible assets from $38.5 million at December 31, 2000, to $37.7 million at June 30, 2001, is due to amortization expense.

Deposits decreased by $30.9 million, or 6%, from $482.0 million as of December 31, 2000, to $451.1 million as of June 30, 2001. The decrease in deposits was largely attributable to the roll-off of interest-bearing accounts in response to repricing of those deposit products to reflect the current interest rate environment, as well as to seasonal factors. During this time period, non-interest-bearing deposits decreased by $4.4 million, or 4%, while interest-bearing deposits decreased by $26.6 million, or 7%, as compared to December 31, 2000. Non-interest-bearing demand deposits comprised 21% of total deposits as of June 30, 2001 as compared to 21% as of December 31, 2000.

Short-term borrowings decreased $3.4 million, or 33%, from December 31, 2000 to June 30, 2001. This decrease is primarily due to the payoff of the $2 million line of credit outstanding at December 31, 2000 using a portion of the proceeds received from the $24 million issuance of trust preferred securities.

Asset Quality

Provision and Allowance for Loan Losses. Provision expense for the six months ended June 30, 2001, was $500,000 compared to $600,000 recorded in the six months ended June 30, 2000. This provision for loan losses covered net charge-offs for the first six months of 2001 by approximately 151%. Provision expense for the three months ended June 30, 2001, was $200,000 compared to $300,000 recorded in the three months ended June 30, 2000. This provision for loan losses covered net charge-offs for the quarter ended June 2001 by approximately 114%. The allowance for loan losses of $4.6 million as of June 30, 2001, increased 4% from the $4.4 million level as of December 31, 2000 and it represents 1.14% of total loans and 397% of non-performing loans as of June 30, 2001. The $168,000 increase in the allowance for loan losses from the balance as of December 31, 2000 is intended to support the normal probable loss content in the Company’s loan portfolio. While net charge-offs as a percentage of total loans have increased slightly over the past two quarters, other key indicators of asset quality remain positive. Additionally, the average level of outstanding loans has decreased to $413.3 million for the quarter ended June 30, 2001, from $425.9 million for the quarter ended December 31, 2000.

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

Allowance for Loan Losses Analysis (in thousands)	Six months ended June 30,

	2001	2000

Average total loans	$417,707	$352,984

Total loans at end of period	$404,867	$355,694

Allowance at beginning of period	$4,440	$2,739
Charge-offs	(424)	(165)
Recoveries	92	18
Provision for loan losses	500	600

Allowance at end of period	$4,608	$3,192

Annualized net charge-offs to average loans	0.16%	0.08%
Allowance to total loans at end of period	1.14%	0.90%

Non-performing Assets. The Company’s non-performing assets consist of nonaccrual loans and foreclosed properties. Non-performing assets were $1.2 million as of June 30, 2001, (0.30% of loan related assets) compared with $1.8 million as of December 31, 2000, (0.42% of loan related assets), and $1.8 million as of June 30, 2000, (0.51% of loan related assets). The following table presents information regarding non-performing assets as of the dates indicated:

Non-performing Assets (in thousands)	June 30,

	2001	2000

Nonaccrual loans	$1,161	$1,420
Restructured loans	—	—

Total non-performing loans	1,161	1,420
Foreclosed properties	58	391

Total non-performing assets	1,219	1,811
Loans 90 days or more past due and accruing	—	6

Total risk assets	$1,219	$1,817

Non-performing loans to total loans	0.29%	0.40%

Non-performing assets to loan related assets	0.30%	0.51%

Non-performing assets to total assets	0.22%	0.38%

Risk assets to loan related assets	0.30%	0.51%

The Company believes that it has adequate collateral to recover the majority of the balance of the nonaccrual loans. It is not aware of any adverse trends relating to its loan portfolio.

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

During the six-month period ended June 30, 2001, cash of $9.8 million was provided by operating activities consisting of net income of $2.9 million plus non-cash expenses of $2.6 million and net changes in operating assets and liabilities of $4.3 million. These changes in operating assets and liabilities consisted primarily of (1) a decrease in interest receivable of $438,000, (2) an increase in other assets of $462,000, and (3) an increase in interest payable and other liabilities of $4.3 million. The decrease in interest receivable is due to a decrease of $12.6 million, or 3%, in the average loan balance from December 31, 2000 as well as a decrease in interest rates by the Federal Reserve which caused the Company’s yield on earning assets to decrease 78 basis points from December 31, 2000. The increase in interest payable and other liabilities is primarily due to the purchase of $4.5 million of investment securities during June 2001 that did not settle until July 2001.

During the six-month period ended June 30, 2001, cash of $5.4 million was provided by investing activities. These inflows consisted primarily of the maturity and/or calls of $10.2 million of investment securities and a $17.4 million net decrease in loans and loans held for sale. These inflows were partially offset by the $9.5 million purchase of investment securities, the $11.1 million increase in federal funds sold, and the purchase of $1.8 million of premises and equipment. The increase in federal funds sold was primarily the result of investing the proceeds from the issuance of $24 million of trust preferred securities during first quarter 2001. See Item 1. "Financial Statements-Note 7" for further information on this transaction. The net decrease in loans and loans held for sale is due to the general softening of the Colorado economy, as well as an internal shift toward more conservative underwriting policies in response to the soft economy.

During the six-month period ended June 30, 2001, cash of $17.8 million was used by financing activities consisting primarily of a decrease in deposits of $30.9 million, the repayment of $10.4 million of short-term borrowings, the repurchase of $7.0 million of outstanding common stock of the Company, and the payment of dividends of $509,000. These outflows were partially offset by the receipt of $24 million of proceeds from the issuance of trust preferred securities and the receipt of $7 million of proceeds from Federal Home Loan Bank (FHLB) advances.

WestStar is a member of the FHLB of Topeka and, as a regular part of its business, obtains advances from the FHLB. Advances are collateralized by FHLB stock owned by WestStar, as well as certain mortgages or deeds of trust. As of June 30, 2001, the authorized borrowing line totaled $49.0 million. Of this amount, $24.0 million was an irrevocable stand-by letter of credit pledged as collateral for uninsured public fund deposits and $7 million was outstanding as a short-term advance.

WestStar has also established an unsecured, overnight federal funds line with Bankers’ Bank of the West (Bankers’ Bank). As of June 30, 2001, authorized borrowing lines totaled $25 million, of which no amounts were outstanding.

During December 2000, the Company obtained a credit facility from Bankers’ Bank permitting borrowing of up to $2.0 million. Outstanding borrowings under the line of credit are due at maturity on July 1, 2001. As of June 30, 2001, no amounts were outstanding.

As of June 30, 2001, the Company had cash and due from banks of $22.0 million, federal funds sold of $11.1 million, and investment securities of $29.7 million. Based on current plans and business conditions, the Company expects that its cash and due from banks, federal funds sold, investment securities and available borrowings under its credit facilities, together with any amounts generated from operations, will be sufficient to meet the Company’s liquidity requirements for the next 12 months. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

Capital Resources

As of June 30, 2001, shareholders’ equity decreased $4.4 million, or 7%, to $62.0 million from $66.4 million as of December 31, 2000. This decrease is primarily related to the repurchase of 612,900 shares of common stock during 2001 at a cost of $7.0 million and the payment of a common stock dividend of $509,000, offset by the retention of $2.9 million of earnings and an increase in accumulated other comprehensive income of $134,000 due to an increase in unrealized gains on investment securities available for sale.

As of June 30, 2001 and 2000, the Company met all capital adequacy requirements to which it was subject. As of June 30, 2001, the Company had Tier 1 and Total Risk-Based Capital ratios of 10.99% and 12.83%, respectively, and a Leverage ratio of 8.74%. Regulatory guidelines permit the Company’s trust preferred securities, issued during the quarter ended March 31, 2001, to be included in the calculation of Tier 1 and Total Risk-based capital, subject to certain limitations. As of June 30, 2000, the Company had Tier 1 and Total Risk-Based Capital ratios of 10.81% and 11.74%, respectively, and a Leverage ratio of 8.10%.

As of June 30, 2001, WestStar met all capital adequacy requirements to which it was subject and exceeded the minimum ratios to be designated as "well-capitalized." As of June 30, 2001, WestStar had Tier 1 and Total Risk-Based Capital ratios of 9.85% and 10.96%, respectively, and a Leverage ratio of 7.83%. As of June 30, 2000, WestStar met all capital adequacy requirements to which it was subject. As of June 30, 2000, WestStar had Tier 1 and Total Risk-Based Capital ratios of 9.53% and 10.48%, respectively, and a Leverage ratio of 7.13%.

Subsequent Events

On July 16, 2001, the Company declared a cash dividend of $0.05 per share payable on August 17, 2001, to shareholders of record on August 3, 2001.

Item 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosures About Market Risk

The table below provides information about the Company’s financial instruments as of December 31, 2000 that are sensitive to changes in interest rates.

Principal Amount Maturing in:
(In thousands)	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value December 31, 2000

INTEREST RATE SENSITIVE ASSETS:

Adjustable-rate loans	$ 141,353	$ 28,774	$ 18,598	$ 8,568	$ 12,031	$ 36,937	$ 246,261	$ 246,261
Weighted average interest rate	10.88%	10.76%	10.29%	10.26%	10.19%	9.38%	10.54%	10.54%
Fixed-rate loans	51,642	30,832	31,089	29,667	13,602	24,675	181,507	176,278
Weighted average interest rate	9.51%	9.28%	9.80%	8.88%	9.37%	8.12%	9.22%	9.22%
Adjustable-rate securities	-	-	391	-	-	488	879	864
Weighted average interest rate	0.00%	0.00%	5.61%	0.00%	0.00%	6.88%	6.32%	6.32%
Fixed-rate securities	10,850	2,559	3,651	739	131	11,554	29,484	29,347
Weighted average interest rate	5.68%	5.60%	5.47%	4.52%	5.54%	6.18%	5.82%	5.82%

Total interest rate sensitive assets	$ 203,845	$ 62,165	$ 53,729	$ 38,974	$ 25,764	$ 73,654	$ 458,131	$ 452,750

Weighted average interest rate	10.18%	9.81%	9.65%	9.10%	9.73%	8.43%	9.67%

INTEREST RATE SENSITIVE LIABILITIES:

Interest-bearing checking, savings and money market accounts	$ 230,963	$ 49,734	$ —	$ —	$ —	$ —	$ 280,697	$ 280,697
Weighted average interest rate	4.27%	1.83%	0.00%	0.00%	0.00%	0.00%	3.84%	3.84%
Fixed-rate time deposits	86,171	12,152	2,528	352	493	—	101,696	101,714
Weighted average interest rate	5.95%	5.94%	5.67%	4.88%	5.65%	0.00%	5.94%	5.94%
Federal funds purchased	8,410	—	—	—	—	—	8,410	8,410
Weighted average interest rate	6.97%	0.00%	0.00%	0.00%	0.00%	0.00%	6.97%	6.97%
Adjustable-rate borrowings	2,000	—	—	—	—	—	2,000	2,000
Weighted average interest rate	9.50%	0.00%	0.00%	0.00%	0.00%	0.00%	9.50%	9.50%

Total interest rate sensitive liabilities	$ 327,544	$ 61,886	$ 2,528	$ 352	$ 493	$ —	$ 392,803	$ 392,821

Weighted average interest rate	4.81%	2.64%	5.67%	4.88%	5.65%	0.00%	4.48%	4.43%

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

Interest rate risk is managed by the Company’s management. The principal objective of asset/liability management is to manage the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. To effectively measure and manage interest rate risk, the Company uses computer simulations that determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, investment securities, loans, deposits, and borrowings. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these computer simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. During 2000 and 2001, the Company did not use interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposures.

During the first six months of 2001, Vail Banks experienced increased liquidity as the result of the issuance of trust preferred securities and a decrease in loan balances. The increase in liquidity was used to pay off federal funds purchased and invest in short term federal funds sold. This increased liquidity position lessened the liability sensitive nature of the balance sheet. Therefore, Vail Banks was less sensitive to changes in interest rates at June 30, 2001 than at December 31, 2000.

During the remainder of 2001, the Company will face risk primarily from the possibility of lower interest rates. With the changes in the balance sheet from December 31, 2000 to June 30, 2001, the Company’s gap position has changed from negative to slightly positive at June 30, 2001. Given this positive gap at June 30, 2001, if rates fall, asset yields will decline faster than the cost of interest bearing liabilities, leading to a decline in the margin. The extent of this decline will depend on the degree to which retail deposit rates change relative to market rates. The 275 basis point reduction in short term rates by the Federal Reserve Bank during the first half of 2001 effectively repriced approximately half of the Company’s loan portfolio. While it also produced an opportunity to reduce funding costs, at the current level of interest rates, further reductions in funding costs may be limited.

We believe that there have not been any material changes in quantitative and qualitative information about market risk since December 31, 2000.

PART II           OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 21, 2001, the Company held its annual meeting of shareholders. At that meeting, the security holders voted on the election of directors with the following results:

Name	Term	Votes Cast For Election	Votes Cast Against Election	Votes Withheld	Abstentions	Broker Non-Votes

E.B. Chester, Jr.	3 years	4,865,953	0	11,120	0	0
S. David Gorsuch	3 years	4,865,953	0	11,120	0	0
James M. Griffin	3 years	4,865,953	0	11,120	0	0
Martin T. Hart	3 years	4,668,512	0	208,561	0	0
Garner F. Hill, II	3 years	4,668,512	0	208,561	0	0

Item 6.            EXHIBITS AND REPORTS ON FORM 8-K.

(a)         Exhibits

None

(b)        Reports on Form 8-K

Vail Banks filed a Current Report on Form 8-K on April 25, 2001 and an amendment to the Form 8-K on May 8, 2001, reporting a matter under Item 4.

Vail Banks filed a Current Report on Form 8-K on May 25, 2001, reporting a matter under Item 4.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.
VAIL BANKS, INC. (Registrant)

Date: August 10, 2001	/s/ Lisa M. Dillon Lisa M. Dillon Title: President

Date: August 10, 2001	/s/ Peter G. Williston Peter G. Williston Title: Senior Executive Vice President and Chief Financial Officer