Form 10-Q
period 2001-09-30
VAIL BANKS INC
filed 2001-11-02
CIK 1035770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001
/_/	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

 Commission File Number 000-25081

VAIL BANKS, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1250561
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

108 South Frontage Road West, Vail, Colorado	81657
(Address of principal executive offices)	(Zip Code)

(970) 476-2002

Registrant’s telephone number, including area code:

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 31, 2001, there were 5,793,959 shares of common stock ($1.00 par value per share) outstanding.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2001

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Vail Banks, Inc.
Consolidated Balance Sheets
 (in thousands, except share data)
ASSETS	September 30, 2001	December 31, 2000

	(unaudited)

Cash and due from banks	$17,535	24,670
Federal funds sold	11,155	–
Investment securities, available for sale	29,900	24,994
Investment securities, held to maturity (fair value of $1,105 and $5,217 as of
September 30, 2001 (unaudited) and December 31, 2000, respectively)	1,056	5,208
Loans held for sale	4,219	632
Loans	402,082	427,136
Allowance for loan losses	(4,392)	(4,440)

Net loans	397,690	422,696

Premises and equipment, net	41,493	40,369
Interest receivable	2,783	3,425
Intangible assets, net	37,274	38,519
Other assets	3,103	2,758

	$546,208	563,271

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits
Non-interest bearing	$106,665	99,609
Interest bearing	346,651	382,393

Total deposits	453,316	482,002

Short-term borrowings
Federal funds purchased	–	8,410
FHLB advances	2,000	–
Line of credit	–	2,000

Total short-term borrowings	2,000	10,410

Interest payable and other liabilities	3,307	3,732

Total liabilities	458,623	496,144

Minority interest	743	697
Trust preferred securities	24,000	–

Shareholders’ equity
Preferred stock – $1 par value; 2,250,000 shares authorized, no shares	–	–
issued and outstanding as of September 30, 2001 (unaudited) and
December 31, 2000, respectively
Common stock – $1 par value; 20,000,000 shares authorized, 5,793,959 and
6,456,400 shares issued and outstanding as of September 30, 2001
(unaudited) and December 31, 2000	5,794	6,456
Additional paid-in capital	42,891	49,933

Retained earnings	13,883	10,143
Accumulated other comprehensive gain (loss), net of taxes	274	(102)

Total shareholders’ equity	62,842	66,430

	$546,208	563,271

See accompanying notes to unaudited consolidated financial statements.

Vail Banks, Inc.
Consolidated Statements of Income and Comprehensive Income
 (in thousands, except share data)
	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Interest income
Interest and fees on loans	$9,726	11,277	30,711	29,985
Interest on investment securities	470	487	1,221	1,498
Interest on federal funds sold and other
short-term investments	105	6	574	13

Total interest income	10,301	11,770	32,506	31,496

Interest expense
Deposits	2,316	3,821	9,161	9,443
Short-term borrowings	81	516	127	1,683
Trust preferred securities	612	–	1,412	–

Total interest expense	3,009	4,337	10,700	11,126

Net interest income	7,292	7,433	21,806	20,370

Provision for loan losses	75	147	575	747

Net interest income after provision for loan losses	7,217	7,286	21,231	19,623

Non-interest income
Deposit related	967	717	2,938	2,058
Mortgage broker fees	1,140	845	2,871	1,864
Other	952	739	2,430	1,931

	3,059	2,301	8,239	5,853

Non-interest expense
Salaries and employee benefits	4,016	3,831	11,540	9,936
Occupancy	754	756	2,260	1,979
Furniture and equipment	744	784	2,142	2,102
Amortization of intangible assets	415	365	1,247	912
Other	1,526	1,508	4,476	3,847

	7,455	7,244	21,665	18,776

Income before income taxes	2,821	2,343	7,805	6,700

Income taxes	1,160	955	3,263	2,625

Net income	1,661	1,388	4,542	4,075

Unrealized gain on investment securities, available for sale, net of taxes	242	126	376	120

Comprehensive income	$1,903	1,514	4,918	4,195

Earnings per share
Basic	$0.29	0.22	0.75	0.66

Diluted	$0.28	0.22	0.73	0.65

Weighted average common shares
Basic	5,810,000	6,330,619	6,042,894	6,138,988
Diluted	5,967,266	6,452,393	6,195,372	6,223,899

 See accompanying notes to unaudited consolidated financial statements.

Vail Banks, Inc.
Consolidated Statements of Cash Flows
 (in thousands)
	Nine months ended September 30,
	2001	2000

	(unaudited)	(unaudited)
		(as restated)
Cash flows from operating activities
Net income	$4,542	4,075
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible assets	1,247	912
Depreciation and amortization of premises and equipment	1,704	1,629
Provision for loan losses	575	747
Recognition of stock compensation on restricted common stock	81	42
Net amortization of premiums on investment securities	–	44
Deferred income tax expense	216	55
Loss on sale of premises and equipment	31	–
Loss on sale of foreclosed properties	43	–
Changes in operating assets and liabilities, net of effect of purchase business combinations
Decrease in interest receivable	642	18
(Increase) decrease in other assets	(264)	861
Decrease in interest payable and other liabilities	(425)	(806)
Other, net	46	32

Net cash provided by operating activities	8,438	7,609

Cash flows from investing activities, net of effect of purchase business combinations
Net (increase) decrease in federal funds sold	(11,155)	4,370
Purchase of investment securities, available for sale	(11,520)	(663)
Proceeds from sales of investment securities, available for sale	–	19,799
Proceeds from maturities of investment securities, held to maturity	4,152	81
Proceeds from maturities of investment securities, available for sale	7,206	4,385
Net increase in loans held for sale	(3,587)	(1,621)
Net decrease (increase) in loans	24,178	(37,525)
Purchase of premises and equipment	(3,341)	(3,034)
Proceeds from sale of premises and equipment	28	–
Proceeds from sale of foreclosed properties	151	–
Net cash paid for acquisitions	(2)	(14,230)

Net cash provided by (used in) investing activities	6,110	(28,438)

Cash flows from financing activities, net of effect of purchase business combinations
Net (decrease) increase in deposits	(28,686)	22,520
Net decrease in federal funds purchased	(8,410)	(4,465)
Net increase (decrease) in FHLB advances	2,000	(4,000)
Repayment of line of credit	(2,000)	–
Issuance of trust preferred securities	24,000	–
Issuance of common stock	86	11
Repurchase of common stock	(7,871)	–
Dividends paid	(802)	(500)

Net cash (used in) provided by financing activities	(21,683)	13,566

Net decrease in cash and due from banks	(7,135)	(7,263)

Cash and due from banks at beginning of period	24,670	29,291

Cash and due from banks at end of period	$17,535	22,028

Vail Banks, Inc.
Consolidated Statements of Cash Flows (Continued)
 (in thousands)

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest expense	$10,637	11,002

Income taxes	$2,570	2,710

Non-cash investing and financing transactions
Foreclosure of collateralized loans, net of reserve	$253	508

Unrealized gain on investment securities available for sale, net of taxes	$376	120

Reclassification of software from premises and equipment to other assets	$454	–

Issuance of restricted common stock	$16	62

Intangible assets recorded in connection with acquisitions
Cash outflows for business acquisitions (net of cash acquired)	$2	14,230
Common stock issued	–	3,225
Notes payable issued	–	355
Acquisition costs	–	312

Total consideration	2	18,122
Net assets acquired (assets acquired less liabilities issued and assumed)	–	2,787

Goodwill recorded	$2	15,335

See accompanying notes to unaudited consolidated financial statements.

Vail Banks, Inc.

Notes to Unaudited Consolidated Financial Statements

(1)                 Organization and Basis of Presentation

 The accompanying unaudited consolidated financial statements include the accounts of Vail Banks, Inc. (Vail Banks) and its wholly owned subsidiaries, WestStar Bank (WestStar), Vail Banks Statutory Trust I, and Vail Banks Statutory Trust II. WestStar and Vail Banks own a combined 54.04% interest in Avon 56 Limited which is also included in the accompanying consolidated financial statements. All entities are collectively referred to as "the Company." All significant intercompany accounts and transactions have been eliminated in consolidation.

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

 In the opinion of the Company, all adjustments necessary, consisting of only normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the nine months ended  September 30, 2001, are not necessarily indicative of the results that may be expected for the full year.

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

(4)               Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share, except that the basic weighted-average number of common shares outstanding is increased for the assumed vesting of restricted stock and conversion of outstanding stock options into common shares. The assumed vesting of restricted stock and conversion of outstanding stock options into common shares are not included in the computation of diluted earnings per share where inclusion would be antidilutive.   In addition, earnings are adjusted for any changes in net income that would have resulted from the assumed vesting of restricted stock and exercise of stock options.

  Vail Banks, Inc.
  Notes to Unaudited Consolidated Financial Statements (continued)
(5)               Investment Securities

Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at cost, adjusted for amortization or accretion of related premiums or discounts. Other investment securities are classified as available-for-sale and reported at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of shareholders’ equity, and the change in such gains and losses are reported as other comprehensive income. Transfer of securities between categories is recorded at fair value on the date of transfer.

Realized gains and losses on the sale of investment securities are determined using the specific identification method at the time of sale or redemption at maturity. Discounts or premiums are accreted or amortized using the level-yield method to the earlier of call date or maturity.

(6)               Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

(7)               Trust Preferred Securities

During February 2001, Vail Banks formed Vail Banks Statutory Trust I (Trust I), a wholly owned subsidiary. On February 22, 2001, Trust I issued $16.5 million of 10.20% trust preferred securities (the Trust I Securities). Interest on the Trust I Securities is payable semi-annually. The Trust I Securities have a 30-year maturity with a 10-year call option. The 3% underwriting fee was capitalized and is being amortized to expense over the 10-year call period. A portion of the proceeds from the Trust I Securities was used to pay the $2 million outstanding principal plus accrued interest on the line of credit with Bankers’ Bank of the West. The remainder of the proceeds was used for general corporate purposes including the repurchase of shares of common stock and for a capital contribution into WestStar.

During March 2001, Vail Banks formed Vail Banks Statutory Trust II (Trust II), a wholly owned subsidiary. On March 28, 2001, Trust II issued $7.5 million of 10.18% trust preferred securities (the Trust II Securities). Interest on the Trust II Securities is payable semi-annually. The Trust II Securities have a 30-year maturity with a 10-year call option. The 3% underwriting fee was capitalized and is being amortized to expense over the 10-year call period. Proceeds from the Trust II Securities were used for general corporate purposes including the repurchase of shares of common stock.

(8)              Stock Repurchase Program

During February 2001, the Board of Directors authorized the repurchase of up to $10 million of the outstanding shares of the Company’s common stock. Subsequently, the Company repurchased 612,900 common shares at a cost of approximately $7.0 million. During September 2001, the Board of Directors authorized an additional $10 million for the repurchase of common shares, for a total of $17 million. As of September 30, 2001, 687,900 shares had been repurchased at a cost of approximately $7.9 million, or an average price per share of approximately $11.44.

Vail Banks, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(9)               Recently Issued Accounting Standards

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Financial Accounting Standards Board (FASB) has issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities–Deferral of the Effective Date of SFAS No. 133, which delays the implementation date of SFAS 133 for one year, to fiscal years beginning after June 15, 2000. Additionally, the FASB has issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which addresses a limited number of issues causing implementation difficulties for entities applying SFAS No. 133. The Company has adopted these statements as of January 1, 2001. The Company has not engaged in the use of derivatives, does not conduct hedging activities, and has not entered into contracts containing embedded derivatives; therefore adoption of the new statements did not have a significant effect on earnings or the financial position of the Company.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 140 revises the accounting standards for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The Company adopted SFAS 140 on April 1, 2001, which did not have a significant effect on the Company's financial statements.

During 2000, the Emerging Issues Task Force issued guidance on Issue 99-20 Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. The Company adopted this guidance on April 1, 2001. Adoption of this guidance did not have a significant effect on the Company's financial statements.

During July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and discontinues the use of the pooling-of-interests method. It is not anticipated that this statement will have a material effect on the Company’s financial statements. SFAS 142 provides guidance on how to account for goodwill and intangible assets after an acquisition has been completed. Specifically, all new and pre-existing goodwill will no longer be amortized, but instead will be tested for impairment on an annual basis. The Company will adopt the provisions of SFAS 142 on January 1, 2002. During the nine months ended September 30, 2001 and 2000, the Company recorded goodwill amortization of $1.2 million and $912,000, respectively. Net unamortized goodwill as of September 30, 2001 was $37.3 million. Management is currently evaluating the permitted methodologies for determining any potential impairment of the unamortized goodwill.

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

Basis of Presentation

The following discussion and analysis provides information regarding the Company’s financial condition as of September 30,

2001, and its results of operations for the three and nine months ended September 30, 2001, in comparison to the three and nine months ended September 30, 2000. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

Overview

Net income was $4.5 million for the nine months ended September 30, 2001, up from $4.1 million for the nine months ended September 30, 2000, an increase of 11%. Net income for the three months ended September 30, 2001, was $1.7 million, as compared to $1.4 million for the quarter ended September 30, 2000, an increase of 20%.

Diluted earnings per share for the nine months ended September 30, 2001, was $0.73 compared to $0.65 for the nine months ended September 30, 2000, an increase of 12%, and $0.28 for the quarter ended September 30, 2001 as compared to $0.22 for the quarter ended September 30, 2000, an increase of 27%.

The annualized return on average assets was 1.19% for the quarter ended September 30, 2001, compared to 1.00% for the quarter ended September 30, 2000.

The annualized return on average equity was 10.51% for the quarter ended September 30, 2001, compared to 8.63% for the quarter ended September 30, 2000.

As a result of the acquisitions and mergers completed since 1995, the Company had unamortized goodwill of $37.3 million and $38.5 million as of September 30, 2001, and December 31, 2000, respectively. Since the amortization of goodwill does not result in a cash expense, the Company believes that supplemental reporting of its operating results on a "cash" (or "tangible") basis (which excludes the before-tax effect of amortization of goodwill) represents a relevant measure of financial performance. The supplemental cash basis data presented herein does not exclude the effects of other non-cash operating expenses such as depreciation, provision for loan losses, or deferred income taxes associated with the results of operations.

Cash earnings (defined as net income plus amortization of intangible assets) for the nine months ended September 30, 2001, was $5.8 million ($0.93 per share, diluted) compared with $5.0 million for the nine months ended September 30, 2000, ($0.80 per share, diluted), an increase of 16% in cash earnings and 16% in diluted cash earnings per share. Cash earnings for the three months ended September 30, 2001, was $2.1 million ($0.35 per share, diluted) compared with $1.8 million for the three months ended September 30, 2000, ($0.27 per share, diluted), an increase of 18% in cash earnings and 30% in diluted cash earnings per share.

The annualized return on tangible assets (annualized cash earnings to average tangible assets) was 1.48% for the nine months ended September 30, 2001, and 1.41% for the nine months ended September 30, 2000. The annualized return on tangible assets was 1.60% for the quarter ended September 30, 2001, compared to 1.36% for the quarter ended September 30, 2000.

The annualized return on tangible equity was 29.56% for the nine months ended September 30, 2001, compared to 20.87% for the nine months ended September 30, 2000. The annualized return on tangible equity was 32.66% for the quarter ended September 30, 2001, compared to 25.61% for the quarter ended September 30, 2000.

During August 2001, the Company opened a new WestStar branch in Grand Junction, Colorado.

Results of Operations

Net Interest Income. Net interest income increased by $1.4 million, or 7%, to $21.8 million for the nine months ended September 30, 2001, from $20.4 million for the nine months ended September 30, 2000, and decreased by $141,000, or 2%, for the quarter ended September 30, 2001, from the quarter ended September 30, 2000.

The interest margin on a fully tax-equivalent basis for the nine months ended September 30, 2001, was 6.34% compared to 6.71% for the nine months ended September 30, 2000. The interest margin on a fully tax-equivalent basis for the quarter ended September 30, 2001, was 6.41% compared to 6.68% for the quarter ended September 30, 2000. The decrease from the quarter ended September 2000 to the quarter ended September 2001 was primarily due to the multiple interest rate cuts implemented by the Federal Reserve during 2001. The yield on earning assets decreased 152 basis points, from 10.56% for the quarter ended September 30, 2000 to 9.04% for the quarter ended September 30, 2001. This decrease was only partially offset by a 137 basis point decrease in the cost of interest bearing liabilities from 4.48% for the quarter ended September 30, 2000 to 3.11% for the quarter ended September 30, 2001.

Non-Interest Income. Non-interest income increased by $2.4 million, or 41%, to $8.2 million for the nine months ended September 30, 2001, from $5.9 million for the nine months ended September 30, 2000, and by $758,000, or 33%, for the quarter ended September 30, 2001, from the quarter ended September 30, 2000. This increase over the third quarter of 2000 was primarily attributable to an increase in mortgage broker fees as well as to an increase in deposit related service charges. Mortgage broker fees increased 35% from third quarter 2000 due to increased refinancing activity in light of the recent decline in interest rates. Deposit related income increased 35% from third quarter 2000 primarily due to an increased emphasis by the Company on collecting deposit-related fees.

Non-Interest Expense. Non-interest expense, before amortization of intangible assets, increased by $2.6 million, or 14%, to $20.4 million for the nine months ended September 30, 2001, from $17.9 million for the nine months ended September 30, 2000. During the three months ended September 30, 2001, non-interest expense, before amortization of intangible assets, increased $161,000, or 2%, from $6.9 million for the three months ended September 30, 2000. These increases are largely attributable to the increasing costs of employee related and occupancy expenses, operating expenses of the newly opened Grand Junction branch, and operating expenses of branches acquired in the July 2000 United Valley merger.

The efficiency ratio, before amortization expense on intangible assets, declined to 68% for the quarter ended September 30, 2001, from 71% for the quarter ended September 30, 2000. This improvement in the efficiency ratio was due to the revenue increases exceeding the increase in operating expenses.

Income Taxes. The Company’s effective income tax rate (income tax expense as a percentage of pre-tax income) remained unchanged at 41% for both the three months ended September 30, 2001 and the three months ended September 30, 2000.

Financial Condition

The Company's assets decreased by $17.1 million or 3%, to $546.2 million as of September 30, 2001, from $563.3 million as of December 31, 2000.

Federal funds sold balances increased by $11.2 million as of September 30, 2001 from $0 as of December 31, 2000. The increase is primarily due to the overnight investment of proceeds received from the $24 million issuance of trust preferred securities during the first quarter of 2001, as well as to improved management of cash levels in branches and correspondent accounts.

As of September 30, 2001, the loan portfolio (including loans held for sale) decreased $21.5 million, or 5%, from December 31, 2000, due to the general softening of the Colorado economy, as well as an internal shift toward more conservative underwriting policies in response to the slowing economy.

Investment securities were $31.0 million as of September 30, 2001, compared to $30.2 million as of December 31, 2000, an increase of 2%. This increase is primarily due to unrealized gains on the investment portfolio of $592,000 between December 31, 2000 and September 30, 2001.

Premises and equipment increased by $1.1 million, or 3%, from $40.4 million as of December 31, 2000, to $41.5 million as of September 30, 2001. This increase is mainly attributable to the purchase of $3.3 million of premises and equipment primarily related to the construction and furnishing of the new Grand Junction, Colorado branch, the construction costs for a new building in Dillon, Colorado, which will eventually replace the old branch building in Dillon, and equipment upgrades. This increase was offset by $1.7 million of depreciation expense.

The $1.2 million decrease in intangible assets from $38.5 million at December 31, 2000, to $37.3 million at September 30, 2001, is primarily due to amortization expense.

Deposits decreased by $28.7 million, or 6%, from $482.0 million as of December 31, 2000, to $453.3 million as of September 30, 2001. The decrease in deposits was largely attributable to the roll-off of interest-bearing accounts in response to repricing of those deposit products to reflect the current interest rate environment, as well as to seasonal factors. During this time period, non-interest-bearing deposits increased by $7.1 million, or 7%, while interest-bearing deposits decreased by $35.7 million, or 9%, as compared to December 31, 2000. Non-interest-bearing demand deposits comprised 24% of total deposits as of September 30, 2001 as compared to 21% as of December 31, 2000.

Short-term borrowings decreased $8.4 million, or 81%, from December 31, 2000 to September 30, 2001. This decrease is primarily due to the repayment during the period of $8.4 million of federal funds purchased and the $2 million line of credit. These pay-downs were offset by net borrowings during the period of $2 million from the Federal Home Loan Bank (FHLB).

Asset Quality

Provision and Allowance for Loan Losses. Provision expense for the nine months ended September 30, 2001, was $575,000 compared to $747,000 recorded in the nine months ended September 30, 2000. This provision for loan losses covered net charge-offs for the first nine months of 2001 by approximately 92%. During the three months ended September 30, 2001, provision expense was $75,000 as compared to $147,000 recorded in the three months ended September 30, 2000. The allowance for loan losses of $4.392 million as of September 30, 2001, decreased 1% from the $4.440 million level as of December 31, 2000 and it represents 1.09% of total loans and 225% of non-performing loans as of September 30, 2001. The $48,000 decrease in the allowance for loan losses from the balance at December 31, 2000 reflects the Company’s revised estimate of probable losses in the decreased loan portfolio. While net charge-offs as a percentage of average loans have been increasing during 2001, other key indicators of asset quality remain positive. Additionally, the average level of outstanding loans has decreased $22.4 million, or 5%, to $403.4 million for the quarter ended September 30, 2001, from $425.9 million for the quarter ended December 31, 2000.

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

Allowance for Loan Losses Analysis (in thousands)	Nine months ended September 30,
	2001	2000

Average total loans	$412,892	372,179

Total loans at end of period	$402,082	423,999

Allowance at beginning of period	$4,440	2,739
Loans charged off	(745)	(329)
Recoveries on loans previously charged off	122	26
Acquired through acquisition	–	1,040
Provision for loan losses	575	747

Allowance at end of period	$4,392	4,223

Annualized net charge-offs to average loans	0.20%	0.11%
Allowance to total loans at end of period	1.09%	1.00%

Non-Performing Assets. The Company's non-performing assets consist of nonaccrual loans, restructured loans and foreclosed properties. Non-performing assets were $2.1 million as of September 30, 2001, (0.53% of loan related assets) compared with $1.8 million as of December 31, 2000, (0.42% of loan related assets), and $1.6 million as of September 30, 2000, (0.38% of loan related assets). The following table presents information regarding non-performing assets as of the dates indicated:

Non-Performing Assets (in thousands)	September 30,
	2001	2000

Nonaccrual loans	$1,849	1,347
Restructured loans	101	–

Total non-performing loans	1,950	1,347
Foreclosed properties	185	282

Total non-performing assets	2,135	1,629
Loans 90 days or more past due and accruing	–	–

Total risk assets	$2,135	1,629

Non-performing loans to total loans	0.48%	0.32%

Non-performing assets to loan related assets	0.53%	0.38%

Non-performing assets to total assets	0.39%	0.29%

Risk assets to loan related assets	0.53%	0.38%

The Company believes that it has adequate collateral to recover the majority of the balance of the nonaccrual and restructured loans. Foreclosed properties are recorded at the lower of cost or fair value less estimated costs to sell. All anticipated losses are recorded at the time of transfer from loans. Management is not aware of any significant adverse trends relating to its loan portfolio.

Liquidity

The Company's liquidity management objective is to ensure its ability to satisfy the cash requirements of depositors and borrowers and allow the Company to meet its own cash needs. Historically, the Company's primary source of funds has been customer deposits. Scheduled loan repayments are a relatively stable source of funds. Deposit inflows and unscheduled loan repayments, which are influenced by fluctuations in the general level of interest rates, returns available on other investments, competition, economic conditions and other factors, are relatively unstable. Company borrowing may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Company borrowing may also be used on a longer-term basis to support expanded lending and investing activities and to match the maturity or repricing intervals of assets.

During the nine-month period ended September 30, 2001, cash of $8.4 million was provided by operating activities consisting primarily of net income of $4.5 million plus non-cash expenses of $3.9 million. Non-cash expenses consisted primarily of $1.2 million of intangible amortization expense, $1.7 million of depreciation and amortization expense on premises and equipment, a $575,000 loan loss provision, and $216,000 of deferred income tax expense. The net change in operating assets and liabilities was not significant.

During the nine-month period ended September 30, 2001, cash of $6.1 million was provided by investing activities. These inflows consisted primarily of the maturity and/or calls of $11.4 million of investment securities and a $20.6 million net decrease in loans and loans held for sale. These inflows were partially offset by the $11.5 million purchase of investment securities, the $11.2 million increase in federal funds sold, and the purchase of $3.3 million of premises and equipment.

During the nine-month period ended September 30, 2001, cash of $21.7 million was used in financing activities consisting primarily of a decrease in deposits of $28.7 million, the repayment of $10.4 million of short-term borrowings, the repurchase of $7.9 million of outstanding common stock of the Company, and the payment of dividends of $802,000. These outflows were partially offset by the receipt of $24 million of proceeds from the issuance of trust preferred securities and the receipt of $2 million of proceeds from FHLB advances.

WestStar is a member of the FHLB of Topeka and, as a regular part of its business, obtains advances from the FHLB. Advances are collateralized by FHLB stock owned by WestStar, as well as certain mortgage loans or deeds of trust. As of September 30, 2001, the authorized borrowing line totaled $53.1 million. Of this amount, $24 million was an irrevocable stand-by letter of credit pledged as collateral for uninsured public fund deposits and $2 million was outstanding as a short-term advance.

WestStar has also established an unsecured, overnight federal funds line with Bankers’ Bank of the West (Bankers’ Bank). As of September 30, 2001, the authorized borrowing line totaled $37.3 million, with $0 outstanding.

During December 2000, the Company obtained a credit facility from Bankers’ Bank permitting borrowing of up to $2 million. Outstanding borrowings under the line of credit were fully repaid prior to maturity on July 1, 2001.

As of September 30, 2001, the Company had cash and due from banks of $17.5 million, federal funds sold of $11.2 million, and investment securities of $31.0 million. Based on current plans and business conditions, the Company expects that its cash and due from banks, federal funds sold, investment securities and available borrowings under its credit facilities, together with any amounts generated from operations, will be sufficient to meet the Company's liquidity requirements for the next 12 months. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

Capital Resources

As of September 30, 2001, shareholders’ equity had decreased $3.6 million, or 5%, to $62.8 million from $66.4 million as of December 31, 2000. This decrease is primarily related to the repurchase of 687,900 shares of common stock during 2001 at a cost of $7.9 million and the payment of common stock dividends of $802,000, offset by the retention of $4.5 million of earnings and an increase in accumulated other comprehensive income of $376,000 related to increased unrealized gains on investment securities, available for sale.

As of September 30, 2001 and 2000, the Company met all capital adequacy requirements to which it was subject. As of September 30, 2001, the Company had Tier 1 and Total Risk-Based Capital ratios of 11.21% and 12.94%, respectively, and a Leverage ratio of 9.14%. Regulatory guidelines permit the Company’s trust preferred securities, issued during the quarter ended March 31, 2001, to be included in the calculation of Tier 1 and Total Risk-Based capital, subject to certain limitations. As of September 30, 2000, the Company had Tier 1 and Total Risk-Based Capital ratios of 6.96% and 8.01%, respectively, and a Leverage ratio of 5.43%.

As of September 30, 2001, WestStar met all capital adequacy requirements to which it was subject and exceeded the minimum ratios to be designated as "well-capitalized." As of September 30, 2001, WestStar had Tier 1 and Total Risk-Based Capital ratios of 10.43% and 11.48%, respectively, and a Leverage ratio of 8.50%. As of September 30, 2000, WestStar had Tier 1 and Total Risk-Based Capital ratios of 6.61% and 7.67%, respectively, and a Leverage ratio of 5.15%. Management anticipated that WestStar’s capital ratios would fall below the "well-capitalized" designation pursuant to the FDIC’s prompt corrective action provisions during the third quarter of 2000 as a result of the United Valley merger. Additionally, as of September 30, 2000, WestStar’s Total Risk-Based Capital ratio fell to 7.67%, which was below the "adequately capitalized" designation pursuant to the FDIC’s prompt corrective action provisions. As a condition of approval of the United Valley merger by the Federal Reserve, Vail Banks committed that WestStar’s capital would exceed the minimum requirements for "well-capitalized" by June 30, 2001. As of February 2001, WestStar had restored all of its capital ratios to "well-capitalized" levels as a result of Vail Banks issuing $16.5 million in trust preferred securities and contributing a portion of the proceeds as capital into WestStar. See Item 1. "Financial Statements–Note 7" for further information on this transaction.

Subsequent Events

On October 22, 2001, the Company declared a cash dividend of $0.05 per share payable on November 16, 2001, to shareholders of record on November 2, 2001.

During October 2001, the Company notified the Federal Reserve Bank of Kansas City that it would close five WestStar branch locations in January 2002. The branches to be closed are limited service facilities and related customer accounts will be consolidated into nearby WestStar branches. The Company expects limited customer attrition as a result of these closings.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosures About Market Risk

The table below provides information about the Company’s financial instruments as of December 31, 2000 that are sensitive to changes in interest rates.

Principal Amount Maturing in:
(In thousands)	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value December 31, 2000

INTEREST RATE SENSITIVE ASSETS

Adjustable-rate loans	$ 141,353	$ 28,774	$ 18,598	$ 8,568	$ 12,031	$ 36,937	$ 246,261	$ 246,261
Weighted average interest rate	10.88%	10.76%	10.29%	10.26%	10.19%	9.38%	10.54%	10.54%
Fixed-rate loans	51,642	30,832	31,089	29,667	13,602	24,675	181,507	176,278
Weighted average interest rate	9.51%	9.28%	9.80%	8.88%	9.37%	8.12%	9.22%	9.22%
Adjustable-rate securities	-	-	391	-	-	488	879	864
Weighted average interest rate	0.00%	0.00%	5.61%	0.00%	0.00%	6.88%	6.32%	6.32%
Fixed-rate securities	10,850	2,559	3,651	739	131	11,554	29,484	29,347
Weighted average interest rate	5.68%	5.60%	5.47%	4.52%	5.54%	6.18%	5.82%	5.82%

Total interest rate sensitive assets	$ 203,845	$ 62,165	$ 53,729	$ 38,974	$ 25,764	$ 73,654	$ 458,131	$ 452,750

Weighted average interest rate	10.18%	9.81%	9.65%	9.10%	9.73%	8.43%	9.67%	9.71%

INTEREST RATE SENSITIVE LIABILITIES

Interest-bearing checking, savings and money market accounts	$ 230,963	$ 49,734	$ –	$ –	$ –	$ –	$ 280,697	$ 280,697
Weighted average interest rate	4.27%	1.83%	0.00%	0.00%	0.00%	0.00%	3.84%	3.84%
Fixed-rate time deposits	86,171	12,152	2,528	352	493	–	101,696	101,714
Weighted average interest rate	5.95%	5.94%	5.67%	4.88%	5.65%	0.00%	5.94%	5.94%
Federal funds purchased	8,410	–	–	–	–	–	8,410	8,410
Weighted average interest rate	6.97%	0.00%	0.00%	0.00%	0.00%	0.00%	6.97%	6.97%
Adjustable-rate borrowings	2,000	–	–	–	–	–	2,000	2,000
Weighted average interest rate	9.50%	0.00%	0.00%	0.00%	0.00%	0.00%	9.50%	9.50%

Total interest rate sensitive liabilities	$ 327,544	$ 61,886	$ 2,528	$ 352	$ 493	$ –	$ 392,803	$ 392,821

Weighted average interest rate	4.81%	2.64%	5.67%	4.88%	5.65%	0.00%	4.48%	4.48%

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

 Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the Company is exposed is interest rate risk arising from the instruments and transactions entered into. They include loans, securities available for sale, deposit liabilities, and borrowings. Interest rate risk occurs when interest-sensitive assets and liabilities reprice at different times as market interest rates change. Interest-sensitive assets and liabilities are those that are subject to repricing in the near term, including both variable rate instruments and those fixed rate instruments that are approaching maturity. For example, if fixed-rate assets are funded with floating-rate debt, the spread between asset and liability rates will decline or turn negative if rates increase. Additionally, interest rate risk results from changing spreads between asset and liability rates.

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

During the first nine months of 2001, Vail Banks experienced increased liquidity as the result of the issuance of trust preferred securities and a decrease in loan balances. The increase in liquidity was used to pay off federal funds purchased and invest in short term federal funds sold. This increased liquidity position lessened the liability sensitive nature of the balance sheet. Therefore, Vail Banks was less sensitive to changes in interest rates at September 30, 2001 than at December 31, 2000.

During the remainder of 2001, the Company will face risk primarily from the possibility of lower interest rates. With the changes in the balance sheet from December 31, 2000 to September 30, 2001, the Company’s gap position has changed from negative to positive at September 30, 2001. Given this positive gap at September 30, 2001, if rates fall, asset yields will decline faster than the cost of interest bearing liabilities, leading to a decline in the margin. The extent of this decline will depend on the degree to which retail deposit rates change relative to market rates. The 350 basis point reduction in short-term rates by the Federal Reserve Bank during the first nine months of 2001 has effectively repriced a significant portion of the Company’s loan portfolio. While it also produced an opportunity to reduce funding costs, at the current level of interest rates, further reductions in funding costs may be limited.

PART II OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)         Exhibits

None

(b)        Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

VAIL BANKS, INC.

Date: November 2, 2001	/s/ Lisa M. Dillon Lisa M. Dillon President

Date: November 2, 2001	/s/ Peter G. Williston Peter G. Williston Senior Executive Vice President and Chief Financial Officer