Form 10-K
period 2001-12-31
VAIL BANKS INC
filed 2002-03-29
CIK 1035770

Use these links to rapidly review the document
VAIL BANKS, INC. ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001 TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File Number: 000-25081

VAIL BANKS, INC.
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1250561 (I.R.S. Employer Identification No.)
108 South Frontage Road West, Vail, Colorado 81657 (Address of principal executive offices)

Registrant's telephone number, including area code: (970) 476-2002

Securities registered pursuant to Section 12(b) of the Act: None

Name of exchange on which registered: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, $1.00 par value per share.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of March 5, 2002, 5,871,656 shares of common stock, $1.00 par value, were issued and outstanding with an aggregate value of $41,234,964 held by non-affiliates (based on market value of $11.90 per share) (computed by reference to the price at which the common stock was sold.)

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 5, 2002, there were issued and outstanding 5,871,656 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 20, 2002, are incorporated by reference into Part III.

VAIL BANKS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2001

TABLE OF CONTENTS

PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

General

        Vail Banks, Inc. (Vail Banks) is a bank holding company headquartered in Vail, Colorado with consolidated assets of $555.3 million at December 31, 2001. Vail Banks has three wholly-owned subsidiaries, WestStar Bank (WestStar), Vail Banks Statutory Trust I, and Vail Banks Statutory Trust II. Additionally, WestStar and Vail Banks own a 54.04% interest in Avon 56 Limited and WestStar owns a 100% interest in First Western Mortgage Services (First Western). All entities are collectively referred to herein as the Company or Vail Banks.

        WestStar is a Colorado state bank with 22 retail offices located primarily in the Western Slope region of Colorado. It was formed in 1977 as a community bank to serve the local residents and businesses of Vail. In 1993, Vail Banks was formed as a bank holding company for WestStar. Vail Banks has maintained WestStar's position as an institution offering a relatively broad range of convenient banking services delivered with personalized customer service.

        In May 1999, Vail Banks acquired $36.8 million of deposits and the Glenwood Springs, Colorado branch of World Savings of Oakland, California (World Savings). World Savings retained its mortgage loans.

        On January 1, 2000, WestStar acquired First Western for consideration that included cash and installment notes. This acquisition added mortgage brokerage to WestStar's lending services. First Western continues to operate as a wholly-owned subsidiary of WestStar.

        On July 14, 2000, Vail Banks completed the acquisition of Estes Bank Corporation and its wholly owned subsidiary, United Valley Bank (collectively United Valley), and subsequently merged United Valley into WestStar. United Valley shareholders received 337,917 shares of Vail Banks' common stock and cash of $17.7 million. On the date of the merger, United Valley had net loans of $49.5 million, deposits of $75.9 million, and offices in Estes Park, Granby and Grand Lake, Colorado.

        On December 1, 2000, Vail Banks acquired East West Mortgage Company (East West). Vail Banks issued 21,053 shares of common stock and paid $200,000 in cash to the holders of East West common stock. East West was merged into First Western.

        WestStar currently has offices in the region of Colorado locally referred to as the "Western Slope," including Summit County (which includes the Breckenridge, Keystone and Copper Mountain ski resorts), Grand County (which serves the Winter Park ski resort), Eagle County (which includes the Vail and Beaver Creek ski resorts), Delta County, Garfield County, Pitkin County (which serves the Aspen and Snowmass ski resorts), Mesa County, Montrose County, San Miguel County (which includes the town and ski resort of Telluride), Routt County (which includes the town and ski resort of Steamboat Springs) and offices in the area locally known as the "Front Range", including Denver and Estes Park. These areas of Colorado are home to a variety of commercial, recreational, entertainment, and cultural enterprises.

        The Western Slope has experienced significant growth in recent years, primarily as a result of an expanding market for first and second homes, and summer and winter tourism. As the year-round population of this region has grown, local businesses have prospered by servicing this growth. Consequently, a large concentration of Vail Banks' business is in construction lending and providing banking services for small-to-medium size businesses in its markets. To meet the growing needs of its customers and to prepare for future growth, Vail Banks has developed a stronger infrastructure by (1) expanding its computer technology, (2) entering emerging growth markets by building and staffing new facilities, and (3) centralizing certain administrative, processing, accounting and other operational functions.

        Vail Banks' growth has been designed to maintain customer loyalty through continuity of operations and personnel. Historically, shareholders of entities merged into Vail Banks, who are typically members of the local community, elect to hold ownership stakes in Vail Banks after the merger. Also, local executives and employees of banks and branches merged into Vail Banks are generally interested in and encouraged to continue their employment with Vail Banks. The additions of Bank of Telluride (founded in 1969), Western Colorado Bank (founded in 1950), Glenwood Independent Bank (Glenwood) (founded in 1955) and United Valley (founded in 1908) expanded Vail Banks' presence in Western Slope and Front Range markets, as these were well-established community banks that had significant local sponsorship. Several directors of WestStar, as well as both its Chairman and President, have been associated with WestStar for more than ten years. Additionally, several WestStar directors obtained from acquired institutions had been associated with those banks for more than ten years.

History

        In December 1993, Vail Banks commenced operations by acquiring 100% of the outstanding shares of WestStar, which opened in December 1977. Since that time, Vail Banks has grown through a combination of internal growth, de novo establishment of retail offices and external growth, including the acquisition of community banks. In 1994, WestStar converted from a national bank to a state bank. In January 1994, WestStar opened a retail office in Avon to begin serving that growing community located west of Vail. In June 1995, Vail Banks acquired Snow Bancorp, a bank holding company located in Dillon, and merged its bank subsidiary into WestStar. In 1996, taking advantage of changes to Colorado bank branching laws that permitted subsidiary banks of Colorado bank holding companies to branch into additional locations, WestStar opened retail offices in Frisco and Edwards. In 1997, Vail Banks merged with Cedaredge Financial Services, Inc. (Cedaredge), a bank holding company with retail offices in Basalt, Cedaredge, Delta and Montrose that were converted to WestStar retail offices. WestStar's Gypsum, Breckenridge and Eagle retail offices were opened in 1997. The merger with Independent Bankshares, Inc. (Independent) added retail offices in Glenwood Springs and New Castle; the acquisition of Telluride Bancorp, Ltd. (Telluride) added retail offices in Telluride, Norwood and Montrose; the merger with World Savings added another office in Glenwood Springs; the acquisitions of First Western in January 2000 and East West in December 2000 added offices in Avon and Steamboat Springs; and the acquisition of United Valley in July 2000 added offices in Estes Park, Granby and Grand Lake. The Company opened de novo branches in Aspen during 2000 and Grand Junction during 2001.

Community Banking Philosophy

        WestStar is a community bank that provides a relatively broad range of banking products and services to consumers and businesses in all of its retail offices. Retail offices are operated with the goal of offering individualized customer service and providing superior financial services. Many administrative operations, such as data processing, loan administration, account reconciliation and maintenance, accounting, compliance and broad policy decisions are centralized to ensure consistency, accuracy and efficiency and to allow retail office personnel to concentrate on providing superior customer service. The managers and associates of each retail office focus on day-to-day customer service, business development and selling. Management of Vail Banks believes that this organizational structure allows retail offices to offer the individualized customer service of a community bank while maximizing the benefits of technological expertise, operating synergies and other administrative cost savings and efficiencies.

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

        Vail Banks believes that it will continue to grow through expansion of its existing market share, de novo establishment of retail offices, and mergers and acquisitions. Vail Banks' loan portfolio increased from $78.7 million to $391.7 million from December 31, 1995 to December 31, 2001, for a compound annual growth rate of more than 30%. During the same period, Vail Banks completed eight mergers and acquisitions and opened seven de novo branches, with new branches opened in Aspen during 2000 and Grand Junction during 2001. The Dillon branch will be relocated in the spring of 2002 to a new facility to better complement the retail expansion in that community.

        Expansion of Existing Market Share.    Vail Banks intends to continue to increase its overall market share in its markets by solidifying relationships with current customers and attracting new customers who desire a local banking relationship. Management believes that this can be accomplished by (1) evaluating the needs of its existing and potential customers to determine ways to enhance services and products, (2) increasing the focus on sales training and motivating its associates, (3) providing personalized customer service, and (4) further implementing technological advances to make banking more efficient and convenient.

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

Products and Services

        Vail Banks serves the banking needs of its business and consumer customers by providing a relatively broad range of commercial and consumer banking products and services in all of its communities. These products and services include short-term and medium-term loans, revolving credit facilities, inventory and accounts receivable financing, equipment financing, short-term commercial mortgage lending and mortgage broker services, installment loans, home improvement loans, short-term loans for the purchase or refinancing of principal residences or second homes, personal banking through internet and telephone access, safe deposit box services and various savings accounts, money market accounts, time certificates of deposit and checking accounts, automated teller machines, depository services, and corporate cash management services.

        Lending.    Vail Banks offers loans for business and consumer purposes and focuses its lending activities on individuals and small-to-medium size businesses. Lending activities are funded primarily from core deposits gathered in the local communities. Loan products are concentrated in relatively short-term, variable rate loans, with 46% of the loans at December 31, 2001 having remaining terms of less than one year. Collateral for loans is concentrated in real estate and operating business assets. The mergers with Independent, Telluride and United Valley brought an expanded focus on consumer lending. The acquisitions of First Western and East West added an expanded array of residential mortgage products. Vail Banks also participates in Small Business Administration programs.

        Deposits.    Vail Banks offers a relatively broad range of depository products including checking, savings and money market accounts, and certificates of deposit. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to statutory limits. Within ranges set by policies determined on a centralized basis, regional presidents have local authority to determine the type, mix and pricing of the depository products offered to best compete in a retail office's particular marketplace. Additionally, because some of Vail Banks' markets are located in resort areas, deposits tend to peak during the ski season. However, increases in deposits in non-resort markets have reduced the overall impact of such seasonality.

        Other Services.    WestStar offers its customers the flexibility of monitoring their loan and deposit account activity and conducting some banking transactions 24 hours a day from their homes or businesses via www.weststarbank.com on the internet. Additionally, telephone access allows customers to receive current account balances, deposit status, checks paid, withdrawals made, loan status, loan amounts due and other specifics relating to services provided by WestStar. As of March 5, 2002, WestStar had 20 automated teller machines, 15 which were located at retail offices and 5 which were located at remote locations.

Administration of WestStar

        The retail offices operate through a customer driven organization. Regional presidents operate with significant customer service-oriented local autonomy, within criteria established by WestStar, to provide financial services, make lending decisions, sell products and present a favorable impression of WestStar to the community in order to attract new customers. Administrative functions are centralized at the operations center in Gypsum.

        At the operations center, Vail Banks provides administrative services, oversight and support to the retail offices, including data processing, accounting services, investments, credit policy formulation, loan administration, a customer service center, internet banking support and other customer service assistance.

        Management believes that by standardizing products, services and systems, and providing appropriate holding company support, retail office personnel can concentrate on customer service and community relations. Management also believes that continued centralization of services benefits the individual retail offices by lowering expenses of administration and data processing services, streamlining credit administration and supervision, and facilitating compliance with the requirements of complex banking regulations. Ultimately, such standardization and centralization is intended to contribute to Vail Banks' acquisition strategy by improving the results of operations of acquired banks and retail offices. Vail Banks believes that autonomy at the retail office level allows its banking subsidiary to better serve customers in their respective communities, and thus enhances business opportunities and operations. This structure has served in the past to ease the integration of banks acquired by Vail Banks because it allows Vail Banks to maintain customer familiarity by maintaining existing management and retail office culture, while at the same time transitioning new retail offices to Vail Banks' policies and procedures.

Technology

        Vail Banks' use of advanced technology enables it to offer customers fast, efficient services and connects all of Vail Banks' financial service representatives with on-line access to information concerning all customer account data. Additionally, advanced hardware and software have been installed that allows images (or photographs) to be taken of all items (checks, deposit tickets and payments). Once processed, the images of checks and deposit tickets are simultaneously associated with the appropriate customer's account, where they are stored and retrieved to be printed with customer statements. The imaging system also allows, via a data network, instant access at all retail offices to loan files, customer signature cards and other data that is available currently only at the originating retail office. Vail Banks believes that its technology platform is among the most advanced for banks of its size in Colorado and provides it with the resources to continue to offer leading-edge services to customers.

Competition

        The banking business is highly competitive and the profitability of Vail Banks depends principally upon the ability to compete in its markets. Currently, the financial services industry is highly fragmented, but consolidation in the industry continues to reduce the number of independent banks. Vail Banks competes with other commercial banks, savings institutions, credit unions, finance companies, brokerage and investment banking firms, insurance companies, asset-based lenders and certain other nonfinancial institutions, including retail stores that offer credit programs and governmental organizations that offer financing programs. Many competitors of Vail Banks have much greater financial resources, greater name recognition and more offices than Vail Banks. Some of these entities and institutions are not subject to the same regulatory restrictions as Vail Banks. Vail Banks believes it has been able to compete effectively with other financial institutions by emphasizing customer service, technology and local office decision-making, by establishing long-term customer relationships and building customer loyalty, and by providing products and services designed to address the specific needs of its customers.

        Vail Banks believes that WestStar will continue to compete successfully in its communities and that its competitive strengths include its reputation for developing and continuing banking relationships, responsiveness to customer needs and individualized customer service, and skilled, resourceful personnel. Vail Banks believes that large, institutional banks cannot or are unwilling to offer a high level of individualized customer service, and that Vail Banks' customers and potential customers choose to bank with WestStar to take advantage of this attention while also receiving products and services at competitive prices. The factors affecting competition include banking and financial services provided, customer service and responsiveness, customer convenience and office location. Vail Banks further believes that the community commitment and involvement of its personnel and its commitment to providing quality financial services are factors that should allow it to continue to maintain and improve its competitive position.

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

Associates

        As of March 5, 2002 Vail Banks, WestStar and First Western employed approximately 270 persons, 251 on a full-time basis and 19 on a part-time basis. Neither Vail Banks nor WestStar is a party to any collective bargaining agreement, and Vail Banks believes that its employee relations are good.

Certain Factors Affecting Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the results discussed in these forward-looking statements as a result of the factors set forth below. Vail Banks does not intend to update any forward-looking statements whether written or oral, relating to matters discussed in this Annual Report on Form 10-K.

Risk Factors

Risks Involved in Merger and Acquisition Strategy

        Vail Banks believes that a portion of its growth will come from mergers with and acquisitions of banks and other financial institutions. Recently, Vail Banks merged with United Valley in July 2000, acquired First Western in January 2000, and acquired the assets of East West in December 2000. Mergers and acquisitions involve risk of (1) changes in results of operations, (2) unforeseen liabilities relating to the merged institutions, (3) asset quality problems of the merged entity and (4) other conditions not within the control of Vail Banks. Such other conditions include adverse personnel relations, loss of customers because of change of identity, deterioration in local economic conditions and other risks affecting the merged institutions.

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

        In addition, as a result of the growth from mergers, Vail Banks' management must successfully integrate the operations of merged institutions. Vail Banks must (1) consolidate data processing operations, (2) combine employee benefit plans, (3) integrate deposit and lending products, (4) develop unified marketing plans and (5) consolidate other related areas. Vail Banks will incur additional expenses to accomplish these goals. These expenditures could negatively impact Vail Banks' net income. Completion of these tasks could divert management's attention from other important issues. In addition, the process of merging and acquiring banks and other financial institutions could have a material adverse effect on the operation of their businesses. These effects could have an adverse impact on combined operations. Vail Banks may also incur additional unexpected costs in connection with the integration of merged and acquired banks which could negatively impact Vail Banks' net income.

Need for Additional Financing

        Vail Banks' ability to merge with and acquire financial institutions may depend on its ability to obtain additional debt or equity funding. Vail Banks cannot assure that it will be successful in consummating any future financing transactions. Factors that could affect Vail Banks' access to the capital markets, or the costs of such capital, include (1) changes in interest rates, (2) general economic conditions and the perception in the capital markets of Vail Banks' business, (3) results of operations, (4) leverage, (5) financial condition and (6) business prospects. Each of these factors is to a large extent subject to economic, financial, competitive and other factors beyond Vail Banks' control. Borrowing restrictions contained in certain regulations which apply to Vail Banks and its banking subsidiary may also have an effect on Vail Banks' ability to obtain additional financing. Vail Banks' future credit facilities may significantly restrict its ability to incur additional indebtedness. Vail Banks' ability to repay any then outstanding indebtedness at maturity may depend on its ability to refinance such indebtedness. Its ability to refinance could be adversely affected if Vail Banks is not able to sell additional debt or equity securities on terms reasonably satisfactory to Vail Banks.

General Economic Conditions

        Vail Banks cannot predict the severity or duration of the impact on the general economy or the Company of the September 11, 2001 terrorist attacks, any subsequent terrorist activities, or any actions taken in response to or as a result of those attacks or activities. The most likely immediate impact will be decreased demand for air travel, which could adversely affect other travel-related and leisure industries, such as tourism. Many of WestStar's branches are located in resort areas where deposit levels could be affected by a decline in tourism. The impact could spread beyond certain industries to the overall U.S. and global economies, further decreasing capital and consumer spending. Decreased capital and consumer spending and other recessionary trends could impact Vail Banks in a number of ways including decreased demand for its products and services and increased credit losses.

Local Economic Conditions

        The success of Vail Banks depends to a great extent upon general economic conditions in the communities it serves. Vail Banks primarily operates on the Western Slope of Colorado. Some parts of the Western Slope are largely dependent on seasonal tourism that particularly affects small-to-medium size businesses. These businesses are a significant portion of Vail Banks' customers. The seasonality of Vail Banks' business in those areas results in fluctuations in deposit and credit needs. Deposits tend to peak during the ski season. In addition, a decline in the economy of these areas could have a material adverse effect on Vail Banks' business. A decline could affect (1) the demand for new loans, (2) refinancing activity, (3) the ability of borrowers to repay outstanding loans and (4) the value of loan collateral. A decline could also adversely affect asset quality and net income. See "Business—General" in this Item 1.

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

Government Regulation

        The banking industry is regulated by federal and state regulatory authorities. The Federal Reserve Bank and the Colorado Division of Banking (CDB) supervise and regularly examine Vail Banks and WestStar. Federal and state banking law regulates and limits Vail Banks' credit extensions, securities purchases, dividend payments, acquisitions, branching and many other aspects of the banking business. Banking laws are designed primarily to protect depositors and customers, not investors. These laws include, among other things, (1) minimum capital requirements, (2) limitations on products and services offered, (3) geographical limits, (4) consumer credit regulations, (5) community investment requirements and (6) restrictions on transactions with affiliated parties.

        Financial institution regulation has been the subject of significant legislation in recent years. This regulation may be the subject of further significant legislation in the future. Vail Banks has no control over changes in regulation. Regulations substantially affect the business and financial results of all financial institutions and holding companies, including WestStar and Vail Banks. Vail Banks cannot predict the impact of changes in such regulations on Vail Banks' business and profitability. Changes in regulation could adversely affect Vail Banks' financial condition and results of operations. See "Supervision and Regulation" in this Item 1.

Competition

        The banking business is highly competitive. The profitability of Vail Banks depends principally upon its ability to compete in its market areas. Vail Banks competes with other commercial banks, savings institutions, credit unions, finance companies, brokerage and investment banking firms, insurance companies, asset-based lenders and certain other nonfinancial institutions, including retail stores which offer credit programs and governmental organizations that offer financing programs. Many competitors may have greater financial and other resources than Vail Banks. Vail Banks has been able to compete effectively with other financial institutions by (1) emphasizing customer service, technology and local office decision-making, (2) establishing long-term customer relationships and building customer loyalty, and (3) providing products and services designed to address the specific needs of its customers. Vail Banks may not be able to continue to compete effectively in the future. Further, changes in government regulation of banking, particularly recent legislation which removes restrictions on interstate banking and permits interstate branching, are likely to increase competition by out-of-state banking organizations or by other financial institutions in Vail Banks' market areas. See "Business—Competition" in this Item 1.

Control by Management

        As of February 28, 2002, the directors and executive officers of Vail Banks beneficially own approximately 44% of the outstanding common stock. Furthermore, E.B. Chester, Jr., Chairman of Vail Banks, beneficially owns approximately 22% of the outstanding common stock. Accordingly, these persons will have substantial influence over the business, policies and affairs of Vail Banks, including the ability to potentially control the election of directors and other matters requiring shareholder approval by simple majority vote.

Interest Rate Risk

        Vail Banks' earnings depend to a great extent on its net interest income. Net interest income is the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings. The net interest margin is highly sensitive to many factors that are beyond Vail Banks' control. These factors include general economic conditions and the policies of various governmental and regulatory authorities. Changes in the discount rate or targeted federal funds rate by the Federal Reserve Bank usually lead to general changes in interest rates. These interest rate shifts affect Vail Banks' interest income, interest expense and investment portfolio. Also, governmental policies, such as the creation of a tax deduction for individual retirement accounts, can increase savings and affect the cost of funds. From time to time, the interest rate structures of earning assets and liabilities may not be balanced, and a rapid increase or decrease in interest rates could have an adverse effect on the net interest margin and results of operations of Vail Banks. Vail Banks cannot predict the nature, timing and effect of any future changes in federal monetary and fiscal policies.

Supervision and Regulation

        The following discussion of statutes and regulations affecting bank holding companies and banks is a summary thereof and is qualified in its entirety by reference to such statutes and regulations.

        General.    Vail Banks is a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve) under the Bank Holding Company Act of 1956, as amended (the Act). Vail Banks is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve.

        The Act requires every bank holding company to obtain the Federal Reserve's prior approval before (1) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (2) it or any of its non-bank subsidiaries may acquire all or substantially all of the assets of a bank; and (3) it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities listed in the Act or found by the Federal Reserve, by order or regulation, to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking include:

  •
  making or servicing loans and certain types of leases;

  •
  performing certain data processing services;

  •
  acting as fiduciary or investment or financial advisor;

  •
  providing brokerage services;

  •
  underwriting bank eligible securities;

  •
  underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and

  •
  making investments in corporations or projects designed primarily to promote community welfare.

        Although the activities of bank holding companies have traditionally been limited to the business of banking and activities closely related or incidental to banking (as discussed above), the Gramm-Leach-Bliley Act was signed into law, became effective in 2000, and relaxed the previous limitations thus permitting bank holding companies to engage in a broader range of financial activities. Specifically, bank holding companies may elect to become financial holding companies which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Among the activities that will be deemed "financial in nature" include:

  •
  lending, exchanging, transferring, investing for others or safeguarding money or securities;

  •
  insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker with respect thereto;

  •
  providing financial, investment, or economic advisory services, including advising an investment company;

  •
  issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and

  •
  underwriting, dealing in or making a market in securities.

        A bank holding company may become a financial holding company under this statute only if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. A bank holding company that falls out of compliance with such requirement may be required to cease engaging in certain activities. Any bank holding company that does not elect to become a financial holding company remains subject to the current restrictions of the Bank Holding Company Act.

        Under this legislation, the Federal Reserve Board serves as the primary "umbrella" regulator of financial holding companies with supervisory authority over each parent company and limited authority over its subsidiaries. The primary regulator of each subsidiary of a financial holding company will depend on the type of activity conducted by the subsidiary. For example, broker-dealer subsidiaries will be regulated largely by securities regulators and insurance subsidiaries will be regulated largely by insurance authorities.

        Vail Banks cannot predict the full impact of this legislation and has no immediate plans to become a financial holding company.

        On October 26, 2001, the United States Congress adopted the USA Patriot Act of 2001 (Patriot Act) to combat terrorism. Under the Patriot Act, FDIC insured banks and commercial banks are required to increase their due diligence efforts for correspondent accounts and private banking customers. The Patriot Act requires WestStar to engage in additional record keeping and reporting, to obtain identification of account owners or customers of foreign bank account holders, and to restrict or prohibit certain correspondent accounts.

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

        WestStar is a member of the Federal Reserve Bank of Kansas City and is subject to the supervision of and is regularly examined by the Federal Reserve. Furthermore, WestStar, as a state banking association organized under Colorado law, is subject to the supervision of, and is regularly examined by the CDB. Both the Federal Reserve and the CDB must grant prior approval of any merger, consolidation or other corporate reorganization involving WestStar. A bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly controlled institution.

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

        The payment of dividends by Vail Banks and WestStar may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of a bank's total capital in relation to its assets. Capital adequacy considerations could further limit the availability of dividends. At December 31, 2001, net assets available from WestStar to pay dividends without prior approval from regulatory authorities totaled $18.5 million.

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

        Capital Adequacy.    The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (i) a minimum level of total capital (as defined) to risk-weighted assets of 8%; (ii) a minimum Tier 1 capital (as defined) to risk-weighted assets of 4%; and (iii) a minimum shareholders' equity to risk-weighted assets of 4%. In addition, the Federal Reserve and the FDIC have established a minimum 4% leverage ratio (Tier 1 capital to average assets) for all but the most highly rated banks and bank holding companies. "Tier 1 capital" generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock, less certain intangibles. The Federal Reserve and the FDIC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than 3% if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The FDIC and the Federal Reserve have amended, effective January 1, 1997, the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain greater capital for the risk.

        In addition, Section 38 of the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the 1991 Act). The "prompt corrective action" provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches 2%. Better-capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser capital ratios.

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

        Under the Federal Reserve's regulations, both Vail Banks and WestStar met all capital adequacy requirements to which they were subject at December 31, 2001. Vail Banks had Tier 1 and total risk-based capital ratios of 11.73% and 13.41%, respectively, and a leverage ratio of 9.43%. WestStar was deemed to be "well capitalized" with Tier 1 and total risk-based capital ratios of 11.19% and 12.24%, respectively, and a leverage ratio of 8.99%. For further information, see "Notes to Consolidated Financial Statements—Note 16" contained in Item 14 of this Annual Report on Form 10-K.

Executive Officers of Vail Banks

        Certain information regarding the executive officers of the Company is set forth in the following table and paragraphs.

Name	Age	Position
E.B. Chester, Jr.	59	Chairman of the Board
Lisa M. Dillon	48	President
Peter G. Williston	45	Senior Executive Vice President, Chief Financial Officer and Corporate Secretary
Dan E. Godec	46	President of WestStar Bank

        Mr. Chester, who formed Vail Banks through a series of acquisitions, has served as Chairman of the Board of Directors of Vail Banks since 1993 and the Chairman of the Board of Directors of WestStar since 1989. Mr. Chester serves as Chairman of the Board of Directors and interim Chief Executive Officer of Camp Systems International, LLC, a supplier of database services to the commercial aviation industry and as Manager of King Creek Ranch LLC, a ranching business.

        Ms. Dillon has served as the President and a Director of Vail Banks since 1993. Ms. Dillon, who started her career with WestStar in 1979, also has served as President of WestStar from 1989 to 1999 and Chief Executive Officer of WestStar from 1989 until 2000. Ms. Dillon has served as a Director of WestStar since 1989.

        Mr. Williston has served as the Senior Executive Vice President and Chief Financial Officer of Vail Banks since June 30, 2000. Prior to joining Vail Banks, Mr. Williston was employed by Union Planters Bank in Memphis, Tennessee where he served as Senior Vice President and Regional Manager. Mr. Williston initially joined Union Planters Bank in 1983 and during his tenure there he also served as Senior Vice President and Controller, Vice President and Audit Department Manager, and Secretary to the Board of Directors. Mr. Williston is a certified public accountant.

        Mr. Godec has served as a Director of Vail Banks since July 2000 and has served as the President and a Director of WestStar since 1999. Prior to becoming President of WestStar, Mr. Godec served as Senior Executive Vice President of WestStar from January to April 1999 and served as the Senior Vice President of WestStar from January 1996 to April 1999.

ITEM 2.    PROPERTIES.

        As of March 5, 2002, Vail Banks had 22 operating branch offices and one administrative center, eight of which are leased and 15 of which are owned. Additionally, Vail Banks is currently constructing two facilities to replace existing branch offices. One of these facilities is owned and the other is leased. All properties are located in Colorado and range in size from 200 square feet to 34,000 square feet. None of the properties owned by Vail Banks are encumbered. The aggregate annual lease payments for properties in 2001 were $1.1 million. Leases for the facilities expire at various periods between 2002 and 2011 with options to renew through 2028. Vail Banks considers its properties adequate for its current needs. During January 2002, Vail Banks closed four branch offices for which it is still obligated under existing leases. Leases on these four facilities expire between 2002 and 2007. Plans are currently underway to either cancel these leases or find tenants to sublease the properties.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to security holders during the fourth quarter of fiscal year 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

        Vail Banks' common stock began trading on The Nasdaq Stock Market under the symbol "VAIL" on December 10, 1998. Prior to that time, there was no formal trading market for the common stock. The following table sets forth, for the periods indicated, the high and low bid prices of the common stock on The Nasdaq Stock Market.

	Year Ended December 31, 2001		Year Ended December 31, 2000
	High	Low	High	Low
First Quarter	$12.75	$9.81	$10.13	$9.00
Second Quarter	12.70	9.75	9.88	9.00
Third Quarter	12.19	10.00	10.00	9.50
Fourth Quarter	11.10	10.00	10.38	9.25

Holders

        As of March 1, 2002, there were 127 holders of record of the common stock. Investors who beneficially own common stock that is held in street name by brokerage firms or similar holders are not included in this number. Vail Banks believes there are approximately 2,000 beneficial holders of the common stock.

Dividends

        Cash dividends paid per share were as follows:

	2001	2000
First Quarter	$0.04	N/A
Second Quarter	0.04	$0.04
Third Quarter	0.05	0.04
Fourth Quarter	0.05	0.04

        Additionally, a cash dividend of $0.05 per share was declared on January 21, 2002, payable February 15, 2002 to shareholders of record on February 1, 2002.

        Holders of common stock are entitled to receive dividends when, as and if declared by Vail Banks' Board of Directors out of funds legally available therefore. The final determination of the timing, amount and payment of dividends on the common stock is at the discretion of the Board of Directors. It will depend on conditions then existing, including Vail Banks' profitability, financial condition, capital requirements, future growth plans and other relevant factors. The principal source of Vail Banks' income is dividends from its banking subsidiary. The payment of dividends by WestStar is subject to certain restrictions imposed by the federal and state banking laws and regulations. See "Supervision and Regulation" in Item 1.

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

        During February 2001, Vail Banks formed Vail Banks Statutory Trust I (Trust I), a wholly-owned subsidiary. On February 22, 2001, Trust I issued $16.5 million of 10.20% trust preferred securities (the Trust I Securities). Interest on the Trust I Securities is payable semi-annually. The Trust I Securities have a 30-year maturity with a 10-year call option. In connection with the issuance of the Trust I Securities, Vail Banks issued to Trust I $17.011 million principal amount of its 10.20% subordinated notes (the Trust I Notes), due 2031 with a 10-year call option. Interest on the Trust I Notes is payable semi-annually to Trust I. First Tennessee Capital Markets and Keefe, Bruyette & Woods, Inc. served as placement agents, for which they received a fee of $495,000. The issuance by Vail Banks of the Trust I Notes to its wholly-owned subsidiary, Trust I, was exempt from registration under the Securities Act because it was a transaction by the issuer not involving a public offering.

        During March 2001, Vail Banks formed Vail Banks Statutory Trust II (Trust II), a wholly-owned subsidiary. On March 28, 2001, Trust II issued $7.5 million of 10.18% trust preferred securities (the Trust II Securities). Interest on the Trust II Securities is payable semi-annually. The Trust II Securities have a 30-year maturity with a 10-year call option. In connection with the issuance of the Trust II Securities, Vail Banks issued to Trust II $7.732 million principal amount of its 10.18% subordinated notes (the Trust II Notes), due 2031 with a 10-year call option. Interest on the Trust II Notes is payable semi-annually to Trust II. Sandler O'Neill & Partners, L.P. served as placement agent, for which they received a fee of $225,000. The issuance by Vail Banks of the Trust II Notes to its wholly-owned subsidiary, Trust II, was exempt from registration under the Securities Act because it was a transaction by the issuer not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA.

        The selected historical financial data set forth below should be read in conjunction with the "General," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Financial Statements and Notes to Consolidated Financial Statements" sections, as well other financial data contained elsewhere in this Annual Report on Form 10-K.

(dollars in thousands, except for share data)	2001	2000	1999	1998	1997
EARNINGS
Net interest income	$28,835	$27,553	$24,214	$13,574	$9,508
Provision for loan losses	800	1,047	455	—	232
Non-interest income	11,397	8,095	3,970	2,388	1,273
Non-interest expense	29,006	26,225	20,512	13,048	9,787
Net income	6,103	4,956	4,424	1,959	474
Cash earnings(1)	7,764	6,281	5,408	2,256	607
PER SHARE DATA
Basic earnings	$1.02	$0.80	$0.73	$0.47	$0.23
Basic cash earnings(1)	1.30	1.01	0.90	0.58	0.29
Diluted earnings	1.00	0.79	0.73	0.47	0.23
Diluted cash earnings(1)	1.27	1.00	0.89	0.58	0.29
Book value per common share at year end	11.03	10.29	9.60	9.00	5.91
Tangible book value per common share at year end	4.62	4.32	5.62	5.20	4.07
Closing market price	10.90	10.38	9.88	12.19	N/A
AT YEAR END
Total assets	$555,331	$563,271	$464,282	$439,123	$231,191
Earning assets	454,076	457,970	373,526	353,031	191,708
Loans	391,725	427,136	336,735	269,191	154,913
Allowance for loan losses	4,375	4,440	2,739	2,590	1,364
Non-interest bearing deposits	103,730	99,609	86,991	91,510	56,929
Total deposits	442,350	482,002	372,742	377,572	206,215
Shareholders' equity	63,456	66,430	58,295	54,377	17,868
Shares outstanding	5,754,152	6,456,400	6,069,370	6,040,608	2,250,980
AVERAGE BALANCES
Total assets	$559,570	$517,250	$442,755	$261,604	$162,028
Earning assets	460,807	420,421	359,552	218,687	140,837
Loans	410,613	385,672	301,052	170,667	115,179
Non-interest bearing deposits	98,439	89,458	86,377	56,392	40,955
Total deposits	465,194	419,955	374,825	235,201	145,480
Shareholders' equity	63,865	62,268	56,154	22,301	12,783
Weighted average common shares outstanding-Basic	5,965,374	6,205,669	6,040,618	2,691,987	2,100,423
Weighted average common shares outstanding-Diluted	6,111,103	6,290,461	6,091,635	3,361,560	2,153,653
PERFORMANCE
Return on assets	1.09%	0.96%	1.00%	0.75%	0.29%
Return on equity	9.56	7.96	7.88	8.78	3.71
Dividend payout ratio	18	15	0.00	0.00	0.00
Cash dividends paid per share	$0.18	$0.12	$0.00	$0.00	$0.00
Net interest margin(2)(3)	6.30%	6.59%	6.78%	6.31%	6.77%
Efficiency ratio	72	74	73	82	91
Efficiency ratio(1)	68	70	69	80	90
Loan to deposit ratio (at year end)	89	89	90	71	75
ASSET QUALITY (at year end)
Net charge-offs to average loans	0.21%	0.10%	0.10%	0.07%	0.03%
Allowance for loan losses to loans	1.12	1.04	0.81	0.96	0.88
Allowance for loan losses to non-performing loans(4)	214.25	263.50	148.62	804.35	1,002.94
Non-performing assets to loan-related assets(5)(6)	0.58	0.42	0.63	0.27	0.09
Risk assets to loan-related assets(6)(7)	0.73	0.42	0.64	0.67	0.14
CAPITAL (at year end)
Equity to assets	11.43%	11.79%	12.56%	12.38%	7.73%
Tangible equity to assets	4.79	4.96	7.35	7.15	5.93
Leverage ratio	9.43	5.45	8.05	7.69	7.33
Tier 1	11.73	7.14	10.71	11.42	8.26
Total	13.41	8.25	11.54	12.34	10.15

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
(4)
Non-performing loans consist of non-accrual and restructured loans.
(5)
Non-performing assets consist of non-performing loans and foreclosed properties.
(6)
Loan related assets consist of total loans and foreclosed properties.
(7)
Risk assets consist of non-performing assets and loans 90 days or more past due but continuing to accrue interest.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

        The following section presents management's review of the financial condition and operating results of Vail Banks, Inc. and its subsidiaries (collectively Vail Banks or the Company). It provides information that is not otherwise apparent from the Consolidated Financial Statements and related footnotes and is intended to assist readers in evaluating Vail Banks' performance. Certain reclassifications have been made to previous periods' information to conform to the 2001 presentation. The following analysis should be read in conjunction with the Consolidated Financial Statements and accompanying notes as well as the selected financial information included elsewhere in this Annual Report on Form 10-K.

Corporate Profile

        Vail Banks is a bank holding company headquartered in Vail, Colorado with assets of $555.3 million at December 31, 2001. Vail Banks' wholly-owned subsidiary, WestStar Bank (WestStar), is a Colorado state bank with 22 retail offices as of March 5, 2002, located primarily in the Western Slope region of Colorado. Vail Banks has two other wholly-owned subsidiaries, Vail Banks Statutory Trust I (Trust I) and Vail Banks Statutory Trust II (Trust II). Trust I and Trust II were formed for the purpose of issuing trust preferred securities. For further information, see "Notes to Consolidated Financial Statements—Note 11" contained in Item 14 of this Annual Report on Form 10-K.

Mergers

        Mergers and acquisitions continue to be part of Vail Banks' overall growth strategy, providing over half of Vail Banks' growth since 1996. All mergers have been accounted for under the purchase method of accounting, and accordingly, the purchase price of each transaction has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of the merger. The Consolidated Financial Statements include the operations of each of the acquired entities since the date of the respective transactions. The excess of purchase price over net assets acquired has been recorded as goodwill, which is included in intangible assets, and was being amortized over 25 years. As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which provides new guidance on accounting for goodwill and intangible assets. Specifically, all new and pre-existing goodwill will no longer be amortized, but instead will be tested for impairment on an annual basis. See Recent Accounting Pronouncements for further discussion of this new accounting standard. Although the amortization of goodwill did not result in a cash expense, it had a substantial effect on reported earnings. See "Cash Operating Results" below for further discussion on the effects of goodwill amortization on reported earnings.

        First Western Mortgage Services, Inc. (First Western).    On January 1, 2000, WestStar acquired First Western for consideration of $1.5 million that included cash and installment notes. The acquisition added mortgage brokerage services to WestStar's lending services.

        Estes Bank Corporation (United Valley).    On July 14, 2000, Vail Banks completed the United Valley merger by issuing 337,917 shares of Vail Banks common stock valued at $3.2 million and $17.7 million in cash. As of the merger date, United Valley had assets of $84.2 million, net loans of $49.5 million, deposits of $75.9 million and shareholders' equity of $7.5 million. See Item 14, "Financial Statements—Note 2" for pro forma results of operations as if the acquisition had occurred at the beginning of 1999.

        Other Transactions.    On December 1, 2000, Vail Banks acquired assets from East West Mortgage Company (East West) for consideration that included cash of $200,000 and 21,053 shares of Vail Banks common stock. On May 21, 1999, Vail Banks acquired $36.8 million of deposits and the real estate of the Glenwood Springs, Colorado branch of World Savings of Oakland, California (World Savings). World Savings retained the mortgage loans it owned in Glenwood Springs. See Item 1. "Business—General" for further information on these transactions and the mergers described above.

Financial Overview

        Net income for 2001 increased $1.1 million, or 23%, to $6.1 million from $5.0 million in 2000. Net income for 2000 increased $532,000, or 12%, to $5.0 million from $4.4 million in 1999. The Company took charges during 2000 of $859,000 ($545,000, net of tax), including the write-off of certain correspondent bank account transactions, start-up expenses associated with the opening of its Aspen office, conversion expenses for the merger with United Valley, and employee-related costs for the restructuring of its management group.

        The return on average assets was 1.09% for the year ended December 31, 2001 compared to 0.96% for the year ended December 31, 2000 and 1.00% for the year ended December 31, 1999.

        The return on average equity was 9.56% for the year ended December 31, 2001 compared to 7.96% for the year ended December 31, 2000 and 7.88% for the year ended December 31, 1999.

        Assets decreased by $7.9 million, or 1%, to $555.3 million during 2001. This decrease was primarily due to a decrease in net loans of $35.3 million offset by an increase in cash, cash equivalents and investment securities of $22.2 million and an increase in loans held for sale generated by First Western of $6.3 million. In 2000, assets increased by $99.0 million, or 21%, to $563.3 million. This growth was primarily due to the United Valley merger and First Western acquisition as well as the healthy Colorado economy.

        The increase in net interest income on a fully taxable equivalent basis (FTE Net Interest Income) of 5% to $29.0 million in 2001 from $27.7 million in 2000 was primarily from growth in net average earning assets (average earning assets less average interest bearing liabilities). Net average earning assets were $68.2 million in 2001, up 15% from $59.4 million in 2000. During 2000, FTE Net Interest Income increased 14% to $27.7 million from $24.4 million in 1999. This increase was primarily from the growth in average loans. Average gross loans rose to $385.7 million in 2000 from $301.1 million in 1999, an increase of 28%. Similarly, average earning assets were $420.4 million in 2000, up 17% from $359.6 million in 1999.

Cash Operating Results

        As a result of the acquisitions and mergers with East West, United Valley, and First Western during 2000 as well as numerous acquisitions from 1995 through 1999, Vail Banks had unamortized goodwill of $36.9 million and $38.5 million at December 31, 2001 and 2000, respectively. Since the amortization of goodwill does not result in a cash expense, Vail Banks believes that supplemental reporting of its operating results on a "cash" (or "tangible") basis (which excludes the before-tax effect of amortization of goodwill and the related asset balance) represents a relevant measure of financial performance, though it is not a standard measure of financial performance under generally accepted accounting principles. The supplemental cash basis data presented herein does not exclude the effect of other non-cash operating expenses such as depreciation, provision for loan losses, or deferred income taxes associated with the results of operations.

        Cash earnings rose $1.5 million, or 24%, to $7.8 million in 2001 from $6.3 million in 2000. Diluted cash earnings per share in 2001 were up 27% to $1.27 from $1.00 in 2000. In 1999, cash earnings were $5.4 million while diluted cash earnings per share were $0.89.

        Based on cash earnings, return on average tangible assets was 1.49% in 2001 as compared to 1.29% in both 2000 and 1999. Return on average tangible common equity was 29.65% in 2001, compared to 20.41% in 2000 and 16.65% in 1999.

Results of Operations

Net Interest Income

        Net interest income continues to be Vail Banks' principal source of income, representing the difference between interest and fees earned on loans and investments and interest paid on deposits and borrowings. In this discussion, FTE Net Interest Income includes tax exempt income, such as interest on securities of states and municipalities, increased to an amount that would have been earned had such income been taxable. This adjustment places taxable and nontaxable income on a common basis and permits comparisons of rates and yields.

        In 2001, FTE Net Interest Income grew $1.3 million, or 5%, to $29.0 million from $27.7 million in 2000, primarily as a result of a larger increase in average interest earning assets than average interest bearing liabilities. Average interest earning assets increased $40.4 million, or 9.6%, while average interest bearing liabilities increased only $31.7 million, or 8.8% from 2000. In 2000, FTE Net Interest Income rose $3.3 million, or 14%, to $27.7 million from $24.4 million in 1999, largely the result of growth in average earning assets, which increased $60.9 million, or 17%, to $420.4 million in 2000 from $359.6 million in 1999.

        The following table sets forth the average balances, interest income and expense, and average yields and rates for Vail Banks' earning assets and interest bearing liabilities for the periods indicated on a fully tax-equivalent basis.

Average Balance Sheet and Net Interest Income Analysis

	2001			2000			1999
(in thousands on a fully taxable equivalent (FTE) basis)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Federal funds sold and other short-term investments	$15,352	$622	4.05%	$274	$15	5.47%	$18,262	$854	4.68%
Investment securities
Taxable	23,112	1,405	6.08	28,008	1,709	6.10	32,719	1,848	5.65
Tax exempt(1)	6,518	501	7.69	5,805	405	6.98	7,519	462	6.14
Loans(2)(3)	415,825	39,620	9.53	386,334	41,265	10.68	301,052	32,076	10.65

TOTAL EARNING ASSETS	460,807	42,148	9.15	420,421	43,394	10.32	359,552	35,240	9.80
Non-earning assets	98,763			96,829			83,203

TOTAL ASSETS	$559,570			$517,250			$442,755

LIABILITIES
Interest bearing deposits
Interest bearing transaction accounts	$271,580	$5,996	2.21%	$237,943	$8,693	3.65%	$202,887	$6,219	3.07%
Certificates of deposit	95,175	4,902	5.15	92,554	4,999	5.40	85,561	4,159	4.86

TOTAL INTEREST BEARING DEPOSITS	366,755	10,898	2.97	330,497	13,692	4.14	288,448	10,378	3.60
Short-term borrowings	5,711	196	3.43	30,481	2,001	6.56	8,033	476	5.93
Long-term borrowings	295	12	4.07	—	—	0.00	—	—	0.00
Notes payable	—	—	0.00	—	—	0.00	170	14	8.24
Trust preferred	19,882	2,024	10.18	—	—	0.00	—	—	0.00

TOTAL INTEREST BEARING LIABILITIES	392,643	13,130	3.34	360,978	15,693	4.35	296,651	10,868	3.66
Non-interest bearing demand deposits	98,439			89,458			86,377
Other liabilities	4,623			4,546			3,573

TOTAL LIABILITIES	495,705			454,982			386,601
SHAREHOLDERS' EQUITY	63,865			62,268			56,154

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$559,570			$517,250			$442,755

TOTAL DEPOSITS	$465,194	$10,898	2.34%	$419,955	$13,692	3.26%	$374,825	$10,378	2.77%

FTE NET INTEREST INCOME / MARGIN(4)		$29,018	6.30%		$27,701	6.59%		$24,372	6.78%

(1)
Tax exempt securities have been adjusted to an FTE basis using a marginal tax rate of 36.5% in 2001 and 2000 and 34% in 1999.

(2)
Loans are presented net of unearned income and include nonaccrual loans and loans held for sale.

(3)
Interest income on loans includes loan fees of $3.1 million, $2.8 million, and $3.8 million for 2001, 2000 and 1999, respectively.

(4)
FTE margin has been computed by dividing FTE net interest income by total earning assets.

        The amount of net interest income is affected by changes in the volume and mix of earning assets and interest bearing liabilities and the interest yields and rates on these assets and liabilities. An analysis of how changes in volume and yields and rates affected net interest income for the years ended December 31, 2001, 2000 and 1999 is presented below.

Analysis of Changes in Net Interest Income*

	2001 over 2000			2000 over 1999
(in thousands)
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
Interest Income
Federal funds sold and other short-term investments	$825	$(218)	$607	$(841)	$2	$(839)
Investment securities
Taxable	(275)	(29)	(304)	(266)	127	(139)
Tax exempt	22	74	96	(105)	48	(57)
Loans	3,150	(4,795)	(1,645)	9,086	103	9,189

Total interest income	3,722	(4,968)	(1,246)	7,874	280	8,154

Interest Expense
Interest bearing transaction accounts	1,229	(3,926)	(2,697)	1,075	1,399	2,474
Certificates of deposit	142	(239)	(97)	340	500	840
Short-term borrowings	(1,626)	(179)	(1,805)	1,330	195	1,525
Long-term borrowings	12	—	12	—	—	—
Notes payable	—	—	—	(14)	—	(14)
Trust preferred	2,024	—	2,024	—	—	—

Total interest expense	1,781	(4,344)	(2,563)	2,731	2,094	4,825

Change in net interest income FTE	$1,941	$(624)	$1,317	$5,143	$(1,814)	$3,329

*
Fully taxable equivalent (FTE).

Notes: The change in interest that cannot be attributed to only a change in rate or a change in volume, but instead represents a combination of the two factors, has been allocated to the rate variance.

        The growth in average earning assets in 2001 was largely attributable to higher average federal funds sold balances and to an increase in average loans. Average federal funds sold increased to $15.4 million during 2001 from $274,000 during 2000, primarily due to the investment of proceeds received from the $24 million issuance of trust preferred securities during the first quarter of 2001 and improved management of cash levels in branches and correspondent accounts. Average loans (including loans held for sale) were $415.8 million during 2001 compared to $386.3 million during 2000, an 8% increase. This increase was primarily due to the full-year impact of loans obtained in the July 2000 United Valley merger. Although the average loan balance increased during 2001, the general softening of the economy during 2001 as well as an internal shift toward more conservative underwriting policies in response to the slowing economy resulted in a $35.4 million decrease in the year-end loan balance at December 31, 2001 from $427.1 million at December 31, 2000. The growth in average earning assets in 2000 was largely attributable to higher average loans outstanding. Average loans were $386.3 million in 2000, up 28% from $301.1 million in 1999. The impact of the loans obtained in the July 2000 United Valley merger ($49.5 million) significantly contributed to higher average loan balances in 2000 compared with 1999. Additionally, growth generated internally contributed to higher loan levels, with total loans increasing by $90.4 million, or 27%, to $427.1 million at year-end 2000 from $336.7 million at year-end 1999.

        The growth in average interest bearing liabilities in 2001 was largely due to an increase in average interest bearing deposits of $36.3 million and the issuance of $24.0 million of trust preferred securities during first quarter 2001, offset by a decrease in average borrowings of $24.5 million. The increase in average interest bearing deposits was primarily due to the full-year impact of deposits obtained in the July 2000 United Valley merger, a full-year effect of deposits from the Aspen branch opened during 2000, and new deposits obtained in connection with the opening of the Grand Junction office during 2001. Although average interest bearing deposits increased during 2001 as a result of the factors previously mentioned, interest bearing deposits at year-end decreased $43.8 million, or 11% between December 31, 2000 and December 31, 2001. This decrease in year-end balances was primarily related to deposit attrition resulting from repricing of interest bearing deposit products to reflect the current lower interest rate environment as well as the anticipated $15 million withdrawal during the second quarter 2001 of a temporary money market deposit account established in December 2000. During 2001, average borrowings decreased as a result of the issuance of $24.0 million of trust preferred securities during first quarter 2001. The receipt of the trust preferred proceeds enabled the Company to repay outstanding borrowings and resulted in the Company selling federal funds instead of purchasing them. The growth in average interest bearing liabilities in 2000 was largely attributable to an increase in average interest bearing deposits of $42.0 million as well as an increase in average borrowings of $22.3 million. The impact of the deposits obtained in the July 2000 United Valley merger ($75.9 million) significantly contributed to higher average interest bearing deposit balances in 2000 compared with 1999. Marketing of new deposit products also contributed to the increase. Average borrowings during 2000 increased in order to fund internal growth.

        Although 2001's net interest income increased from 2000 and 1999, the 2001 net interest margin, or taxable-equivalent net interest income expressed as a percentage of average earning assets, decreased. Vail Banks' net interest margin in 2001 was 6.30%, compared with 6.59% in 2000 and 6.78% in 1999. Net interest margin is influenced by the level and relative mix of earning assets, interest bearing liabilities, non-interest bearing liabilities and shareholders' equity as well as the cost of interest bearing liabilities as compared to the yield on earning assets. The decrease in net interest margin from 2000 was primarily due to the multiple interest rate cuts implemented by the Federal Reserve during 2001. The yield on earning assets decreased 117 basis points during 2001 from 10.32% for the year ended December 31, 2000 to 9.15% for the year ended December 31, 2001. This decrease was only partially offset by a 101 basis point decrease in the cost of interest bearing liabilities from 4.35% for the year ended December 31, 2000 to 3.34% for the year ended December 31, 2001.

        During 2001, FTE Net Interest Income decreased $1.2 million, or 3%, from $43.4 million in 2000. This decrease was primarily due to the multiple rate cuts implemented by the Federal Reserve during 2001. During 2000, interest income, on a fully tax-equivalent basis, increased to $43.4 million from $35.2 million in 1999 as a result of the increase in loans as discussed above and the slight rise in yield on average loans during 2000 from 10.65% during 1999 to 10.68% during 2000.

        During 2001, interest expense decreased $2.6 million, or 16%, from $15.7 million in 2000. This decrease was primarily due to the rate cuts discussed above and the Company's efforts to manage interest rates paid on deposits relative to the current rate environment, offset by $2.0 million interest expense incurred on the trust preferred securities. Interest expense increased to $15.7 million in 2000 from $10.9 million in 1999. The impact of the interest bearing liabilities obtained in the July 2000 United Valley merger as well as the full year impact of the deposits obtained from World Savings during 1999 significantly contributed to higher average interest bearing deposit balances in 2000 compared with 1999. Total deposits of $75.9 million acquired in the United Valley merger and $36.8 million acquired from World Savings significantly contributed to the $42.0 million increase in average interest bearing deposits experienced in 2000. Additionally, the cost of interest bearing liabilities increased to 4.35% in 2000 from 3.66% in 1999, largely as a result of increases in overall interest rates by the Federal Reserve during 2000 as well as a high-yield money market product that was introduced during 2000 and a full year of interest expense on deposits obtained in the World Savings acquisition.

Provision for Loan Losses

        The amount of the provision for loan losses is based on regular evaluations of the loan portfolio, with particular attention directed toward non-performing, delinquent, and other potential problem loans. During these evaluations, consideration is also given to such factors as management's evaluation of specific loans, the level and composition of delinquent and non-performing loans, historical loan loss experience, results of examinations by regulatory agencies, external and internal asset review processes, the market value of collateral, the strength and availability of guarantees, concentrations of credit and other judgmental factors.

        The provision for loan losses was $800,000 in 2001, compared to $1.0 million in 2000 and $455,000 in 1999. The decrease in the provision during 2001 was due to the Company's determination during 2001 that the current allowance for loan losses was adequate to absorb probable losses in the decreased loan portfolio (loans were $427.1 million at December 31, 2000 compared to $391.7 million at December 31, 2001). As a result, the Company took a smaller provision for loan losses during 2001 than it did during 2000. Net charge-offs during 2001 equaled $865,000, resulting in a net decrease in the allowance for loan losses of $65,000 compared to net increases of $661,000 in 2000 and $149,000 in 1999. During 2000, Vail Banks also acquired an additional $1.0 million allowance in connection with the United Valley merger. At December 31, 2001, the allowance was 1.12% of total loans and 214% of non-performing loans. At December 31, 2000, the allowance was 1.04% of total loans and 264% of non-performing loans. At December 31, 1999, the allowance was 0.81% of total loans and 149% of non-performing loans.

Non-Interest Income

        The following table sets forth Vail Banks' non-interest income for the years indicated.

(in thousands)	2001	2000	1999
Mortgage broker fees	$4,075	$2,595	$—
Service charges on deposits	3,968	2,879	2,414
Other fee income	1,900	1,323	795
Rental income	1,127	977	565
Other	327	321	196

Total non-interest income	$11,397	$8,095	$3,970

        Non-interest income grew $3.3 million, or 41%, to $11.4 million in 2001 from $8.1 million in 2000. This increase was primarily due to an increase in mortgage broker fees as well as an increase in deposit related service charges. Mortgage broker fees increased $1.5 million, or 57%, from 2000 due to increased refinancing activity in light of the recent decline in interest rates. During 2000, WestStar commenced mortgage operations with the acquisition of First Western. During 2001, deposit related income increased $1.1 million, or 38% due to an increased emphasis by the Company on collecting deposit-related fees. Deposit related income during 2000 increased $465,000, or 19%, over 1999 primarily due to the United Valley merger. The increases in other fee income of 44% and 66% during 2001 and 2000, respectively, are related to increased revenue generated from ATM usage and other retail banking activities.

Non-Interest Expense

        The following table sets forth Vail Banks' non-interest expense for the years indicated.

(in thousands)	2001	2000	1999
Salaries and employee benefits	$15,388	$13,848	$10,121
Occupancy	3,025	2,710	2,188
Furniture and equipment	2,835	2,849	2,182
Amortization of intangible assets	1,661	1,325	984
Retail banking	1,097	774	294
Professional fees	945	821	773
Service fees	774	652	756
Telephone and data communications	640	464	465
Marketing and promotions	494	618	375
Supplies and printing	414	443	463
Postage and freight	329	318	312
Write-off of correspondent bank account transactions	—	139	680
Other	1,404	1,264	919

Total non-interest expense	$29,006	$26,225	$20,512

        Total non-interest expense increased $2.8 million, or 11%, from $26.2 million in 2000. The increase is primarily due to a full year of operating expenses for branches acquired in the July 2000 United Valley merger, a full year of amortization from the United Valley merger transaction, operating expenses of the newly opened Grand Junction branch, and hiring of key management personnel.

        In 2000 non-interest expense was $26.2 million, an increase of $5.7 million, or 28%, from $20.5 million in 1999. The increase in 2000 was largely the result of operating expenses of First Western and United Valley, amortization of goodwill generated in these transactions as well as a full year of amortization from the World Savings acquisition, increasing costs of employee related and occupancy expenses generated by internal growth and increased retail banking activities, and due to the write-off of $139,000 of certain correspondent bank account transactions that were not appropriately recorded.

        Salaries and employee benefits expense increased $1.5 million during 2001, or 11% from 2000. This increase is primarily due to hiring of key management personnel, a partial year of salaries expense for the Grand Junction branch opened in 2001, a full year of salaries expense for the Aspen branch opened during 2000 and the United Valley branches acquired during 2000, the rising cost of employer paid health benefits for employees and an increased employer contribution to the 401(k) plan. Salaries and employee benefits expense for 2000 was $13.8 million, an increase of $3.7 million from $10.1 million in 1999. This increase was due to expansion through de novo branches, the First Western acquisition and the United Valley merger, and charges associated with reorganization of management. Full-time equivalent associates at December 31, 2001, 2000 and 1999 were 261, 287 and 227, respectively.

        Expenses associated with fixed assets, including occupancy and furniture and equipment, rose $301,000 and $1.2 million in 2001 and 2000, respectively. Increases in 2001 were primarily related to a full year of expense related to the Aspen branch and the branches acquired in the July 2000 United Valley merger, as well as the opening of a new branch in Grand Junction during 2001. Increases in 2000 were the result of aforementioned mergers and acquisitions, a full year of expense related to the operations facility in Gypsum, and the opening of a new branch in Aspen.

        Other expenses associated with the recent mergers have also increased in both 2001 and 2000. Specifically, the amortization of intangibles increased 25% in 2001 to $1.7 million from $1.3 million in

2000 and $984,000 in 1999. The increase in 2001 is related to a full year of amortization expense from the July 2000 United Valley merger and the December 2000 East West acquisition. Additionally, normal operating expenses have increased in categories such as retail banking, professional fees, service fees and telephone and data communications, largely resulting from expansion.

        During 2000, it was determined that certain correspondent bank account transactions were not properly recorded during the third quarter of 1999 and the fourth quarter of 2000. As a result, the Company took charges of $139,000 and $680,000, pre-tax, during 2000 and 1999, respectively, to account for probable uncollectibility of such items.

        The efficiency ratio represents non-interest expense (excluding the amortization of intangible assets) as a percentage of the sum of net interest income and non-interest income and is a measure of cost to generate a dollar of revenue. The efficiency ratio improved in 2001 to 68% from 70% in 2000 and increased in 2000 from 69% in 1999. The improvement in 2001 was largely due to the absence of certain non-recurring expenses in 2001 that were incurred during 2000 (i.e. the write-off of certain correspondent bank account transactions and non-capitalizable expenses related to the United Valley merger). The increase in 2000 was in large part the result of charges of $859,000, pre-tax, associated with the write-off of certain correspondent bank account transactions, reorganization of management, expansion costs into the Aspen market, and non-capitalizable expenses related to the United Valley merger.

Income Taxes

        Income tax expense as a percentage of pre-tax income was 41.5% for 2001 compared with 40.8% and 38.7% for 2000 and 1999, respectively. The amortization of goodwill recorded in all three years was primarily non-deductible for income tax purposes, thus affecting the effective tax rates. Factoring out amortization of non-deductible goodwill for 2001, 2000 and 1999, the effective tax rate in each period would have been 35.8%, 35.3% and 34.1%, respectively. A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to pre-tax income is provided in Note 9 of the Notes to Consolidated Financial Statements, contained in Item 14 of this Annual Report on Form 10-K.

Financial Condition

Investments

        Vail Banks' investment policy is designed primarily to ensure liquidity and to meet pledging requirements and secondarily to provide acceptable investment income. Management's focus is on maintaining a high-quality investment portfolio oriented toward mortgage-backed and other government agency securities. The determination of the amount and maturity of securities purchased is a function of liquidity and income projections based on the existing, and expected, balance sheet and interest rate forecasts. During 2001, the Company purchased two new types of securities for its available for sale investment portfolio, Federal Home Loan Mortgage Corporation (FHLMC) preferred stock and corporate trust preferred securities. These additional investments have enabled the Company to further diversify the portfolio as well as to increase total investment yields.

        Vail Banks is required to account for investment securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At the date of purchase, Vail Banks is required to classify debt and equity securities into one of three categories: held to maturity, trading, or available for sale. Investments in debt securities are classified as held to maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the statements with unrealized gains and losses included in earnings. Since its inception, Vail Banks has not had any trading account activities. Investments not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as a separate component of other comprehensive income until realized. Since the initial classification of its investment securities, Vail Banks has not transferred any investment securities between categories, nor has it sold any investment securities classified as held to maturity. The following tables set forth information regarding the investment composition of Vail Banks as of the dates indicated.

Investment Securities Available for Sale at December 31,

	2001		2000		1999
(dollars in thousands)
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Treasury	$248	$258	$498	$503	$1,808	$1,804
Government agencies	6,465	6,634	10,124	10,068	13,664	13,418
State and municipal	2,712	2,723	4,044	4,020	6,128	6,055
Mortgage-backed securities	16,473	16,414	7,462	7,376	8,190	7,806
FHLMC preferred stock	7,004	7,035	—	—	—	—
Trust preferred securities	4,634	4,497	—	—	—	—

Total debt securities	37,536	37,561	22,128	21,967	29,790	29,083
Federal Home Loan Bank stock	2,050	2,050	2,050	2,050	1,387	1,387
Federal Reserve stock	793	793	793	793	793	793
Other securities	184	184	184	184	183	183

Total securities available for sale	$40,563	$40,588	$25,155	$24,994	$32,153	$31,446

Investment Securities Held to Maturity at December 31,

	2001		2000		1999
(dollars in thousands)
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Treasury	$—	$—	$4,000	$4,000	$3,994	$3,969
Mortgage-backed securities	998	1,033	1,208	1,217	1,351	1,320

Total securities held to maturity	$998	$1,033	$5,208	$5,217	$5,345	$5,289

        The following tables set forth the estimated carrying value and approximate weighted average yield of the debt securities in the investment portfolio by type and contractual maturity at December 31, 2001. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities are excluded from the table as they do not have stated maturity dates.

Maturities of Available for Sale Debt Securities at December 31, 2001

	Within 1 Year		1 - 5 Years		5 - 10 Years		Over 10 Years		Total
(dollars in thousands)
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury	$102	6.04%	$156	6.03%	$—	—	$—	—	$258	6.03%
Government agencies	1,272	5.85	2,985	5.26	2,057	6.04	320	5.55	6,634	5.63
State and municipal	537	4.10	1,235	4.24	648	5.17	303	4.75	2,723	4.49
Mortgage-backed securities	79	6.62	30	7.04	12	6.80	16,293	5.70	16,414	5.70
Trust preferred securities	—	—	—	—	—	—	4,497	7.99	4,497	7.99
FHLMC preferred stock	—	—	—	—	—	—	7,035	5.65	7,035	5.65

Total and weighted average yield	$1,990	5.42%	$4,406	5.02%	$2,717	5.84%	$28,448	6.04%	$37,561	5.87%

Maturities of Held to Maturity Securities at December 31, 2001

	Within 1 Year		1 - 5 Years		5 - 10 Years		Over 10 Years		Total
(dollars in thousands)
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$—	—	$—	—	$272	6.54%	$726	6.95%	$998	6.84%

Total and weighted average yield	$—	—	$—	—	$272	6.54%	$726	6.95%	$998	6.84%

Loans

Loan Portfolio Composition

        The following table sets forth the composition of Vail Banks' loan portfolio by type of loan at the dates indicated. Management believes that the balance sheet information as of the dates indicated should be read in conjunction with the average balance information in the tables above under the caption Average Balance Sheet and Net Interest Income Analysis. Vail Banks has followed a policy to manage the loan portfolio composition to mitigate risks in specific markets by diversifying the loan portfolio. However, Vail Banks does have a concentration of loans in the commercial, industrial and land and the real estate—construction categories. As a result of seasonal trends in the retail, service and real estate markets, balances of commercial loans may fluctuate significantly. During 2000, Vail Banks' sold its credit card portfolio, thus reducing the volume of consumer loans. The data below is not necessarily indicative of longer-term trends within a particular category.

Loans Outstanding at December 31,

	2001		2000		1999		1998		1997
(dollars in thousands)
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial, industrial, and land	$214,662	55%	$206,959	49%	$165,373	49%	$130,677	48%	$77,801	50%
Real estate-construction	90,449	23	114,654	27	80,959	24	55,642	21	25,163	16
Real estate-mortgage	68,898	18	78,482	18	59,898	18	51,000	19	31,618	21
Consumer	17,716	4	27,041	6	30,505	9	31,872	12	20,331	13

Total	$391,725	100%	$427,136	100%	$336,735	100%	$269,191	100%	$154,913	100%

        Gross loans decreased in 2001 by $35.4 million, or 8% from $427.1 million at December 31, 2000.    This decrease was primarily due to the general softening of the economy, as well as an internal shift toward more conservative underwriting policies in response to the slowing economy. The only category that increased during this period was commercial loans, which increased slightly, in the amount of $7.7 million, or 4%. At December 31, 2000, gross loans were $427.1 million, which was an increase of $90.4 million, or 27%, over $336.7 million at December 31, 1999. All categories of loans except for consumer increased over this period primarily due to the United Valley merger, which added $49.5 million of loans on the merger date, and internal loan growth resulting from the healthy Colorado economy. The decline in the consumer portfolio was due, in large part, to the sale of the credit card portfolio during 2000.

        Commercial, industrial, and land loans principally include loans to service, real estate and retail businesses and to a small degree, farmers. These loans are primarily secured by real estate and operating business assets. Commercial, industrial and land loans are made on the basis of the repayment ability and financial strength of the borrower as well as the collateral securing the loans.

        Real estate—construction loans principally include short-term loans to fund the construction of buildings and residences and/or to purchase land for planned and near-term commercial or residential development. These loans are primarily non-revolving lines of credit and are secured by real estate, typically well margined with a first security lien.

        Real estate—mortgage loans principally include short-term financing for existing one-to-four family residences. The majority of these loans have maturities of less than five years. These loans are secured by the subject real estate, typically well margined with a first lien position.

        Consumer loans to individuals principally include one-to-five year loans for consumer items, such as automobiles, snowmobiles, motor homes and other goods. These loans are typically secured, at minimum, by the items being financed.

        Banking officers are assigned various levels of credit extension approval authority based upon their respective levels of experience and expertise. Credit relationships exceeding $1.0 million are evaluated and acted upon by the Directors' Credit Committee, which meets weekly, and are reported to the Board of Directors (Board) on a monthly basis. Vail Banks' strategy for approving or disapproving extensions of credit is to follow a conservative credit policy and underwriting practices which include: (i) extending credit on a sound and collectible basis; (ii) investing funds for the benefit of shareholders and the protection of depositors; (iii) serving the needs of the community and Vail Banks' general market area while obtaining a balance between maximum yield and minimum risk; (iv) ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the credit extended; (v) developing and maintaining diversification in the loan portfolio as a whole and of the loans within each loan category; and (vi) ensuring that each extension of credit is properly documented and, if appropriate, insurance coverage is adequate. Vail Banks' credit review and compliance personnel interact daily with commercial and consumer lenders to identify potential underwriting or technical exception variances. In addition, Vail Banks has placed increased emphasis on early identification of problem loans in an effort to aggressively seek resolution of the situations. Management believes that this strict adherence to conservative credit policy guidelines has contributed to Vail Banks' below average level of credit losses compared to its industry peer group.

Loan Maturities

        The following table presents loans by maturity in each major category at December 31, 2001. Actual maturities may differ from the contractual repricing maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications.

Loan Maturities at December 31, 2001

(in thousands)	Within 1 Year	1 - 5 Years	Over 5 Years	Total
Commercial, industrial and land	$70,390	$107,090	$37,182	$214,662
Real estate-construction	78,726	11,723	—	90,449
Real estate-mortgage	24,250	37,976	6,672	68,898
Consumer	5,154	11,597	965	17,716

Total	$178,520	$168,386	$44,819	$391,725

        Of the loans with maturities over one year, $123.0 million had adjustable interest rates and the remainder had fixed interest rates.

Non-Performing Assets

        Non-performing assets consist of nonaccrual loans, restructured loans and foreclosed properties. When, in the opinion of management, a reasonable doubt exists as to the collectibility of interest, regardless of the delinquency status of the loan, the accrual of interest income is discontinued and interest accrued but uncollected during the current year is generally reversed through a charge to current year earnings. While the loan is on nonaccrual status, interest income is recognized only upon receipt and then only if, in the judgment of management, there is no reasonable doubt as to the collectibility of the principal balance. Loans 90 days or more delinquent generally are changed to nonaccrual status unless the loan is in the process of collection and management determines that full collection of principal and accrued interest is probable. Interest income that would have been recorded for nonaccrual loans had they been performing in accordance with their contractual requirements was $304,000 for the year ended December 31, 2001. Actual interest income recorded for these loans was $109,000 for the year ended December 31, 2001.

        Restructured loans are those for which concessions, including reduction of interest rate below a rate otherwise available to the borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur.

        The following table sets forth information concerning the non-performing assets of Vail Banks as of the dates indicated.

Asset Quality at December 31,

(dollars in thousands)	2001	2000	1999	1998	1997
Nonaccrual loans	$1,977	$1,685	$1,843	$322	$136
Restructured loans	65	—	—	—	—

Total non-performing loans	2,042	1,685	1,843	322	136
Foreclosed properties	229	129	287	412	—

Total non-performing assets	2,271	1,814	2,130	734	136
Loans 90 days or more past due and accruing	604	—	11	1,061	78

Total risk assets	$2,875	$1,814	$2,141	$1,795	$214

Non-performing loans to total loans	0.52%	0.39%	0.55%	0.12%	0.09%

Non-performing assets to total loans plus foreclosed properties	0.58%	0.42%	0.63%	0.27%	0.09%

Non-performing assets to total assets	0.41%	0.32%	0.46%	0.17%	0.06%

Risk assets to total loans plus foreclosed properties	0.73%	0.42%	0.64%	0.67%	0.14%

        Management believes Vail Banks is adequately collateralized to recover the majority of the balance of these nonaccrual loans. Management generally obtains and maintains appraisals on real estate collateral. Management is not aware of any adverse trends relating to Vail Banks' loan portfolio, not reflected above.

        At December 31, 2001, there were no loans excluded from non-performing loans set forth above where known information about possible credit problems of borrowers caused management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in such loans becoming non-performing.

Analysis of Allowance for Loan Losses

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

Analysis of the Allowance for Loan Losses

(dollars in thousands)	2001	2000	1999	1998	1997
Allowance at beginning of the year	$4,440	$2,739	$2,590	$1,364	$823
Charge-offs
Commercial, industrial and land	337	160	86	23	6
Real estate-construction	60	—	—	—	—
Real estate-mortgage	142	3	50	2	—
Consumer	457	255	245	143	52

Total charge-offs	996	418	381	168	58
Recoveries
Commercial, industrial and land	63	2	58	22	17
Real estate-construction	—	—	—	—	—
Real estate-mortgage	—	—	—	—	—
Consumer	68	30	17	26	7

Total recoveries	131	32	75	48	24

Net charge-offs	865	386	306	120	34
Provision for loan losses	800	1,047	455	—	232
Allowance acquired through acquisitions	—	1,040	—	1,346	343

Allowance at end of the year	$4,375	$4,440	$2,739	$2,590	$1,364

Net charge-offs to average loans outstanding during the period	0.21%	0.10%	0.10%	0.07%	0.03%

Provision for loan losses to average loans outstanding during the period	0.19%	0.27%	0.15%	0.00%	0.20%

Allowance for loan losses to total loans at year-end	1.12%	1.04%	0.81%	0.96%	0.88%

        Vail Banks has established a formal process for determining an adequate allowance for loan losses. Vail Banks' lending personnel are responsible for ongoing reviews of the quality of the loan portfolio. Additionally, Vail Banks has engaged an external loan review firm to conduct loan reviews on a periodic basis. State and federal regulatory agencies, as an integral part of their examination process, also review Vail Banks' loans and its allowance for loan losses. A list containing any potential problem loans is updated and reviewed by management and the Board monthly. This process results in an allowance that has two components. The first component represents the allowance for impaired loans computed in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114 Component). Impaired loans are those loans that WestStar does not expect to receive all contractual principal and interest due by the contractual due date. To determine the SFAS 114 Component, collateral dependent impaired loans are evaluated using internal analyses as well as third-party information, such as appraisals. If an impaired loan is unsecured, it is evaluated using a discounted cash flow of the payments expected over the life of the loan giving consideration to currently existing factors that would impact the amount or timing of the cash flows. The second component is the allowance calculated under SFAS No. 5, Accounting for Contingencies (SFAS 5 Component), and represents the estimated probable but undetected losses inherent within the portfolio due to uncertainties in economic conditions, delays in obtaining information about a borrower's financial condition, delinquent loans that have not been determined to be impaired, trends in speculative construction real estate lending, results of internal and external loan reviews, and other factors. The SFAS 5 Component is calculated by assigning a certain risk weighting, within a predetermined range, to each identified risk factor.

        Management believes that Vail Banks' allowance for loan losses is adequate to cover probable losses based on all evidence currently available. Future additions to the allowance will be subject to management's continuing evaluation of the inherent risks in the portfolio. Additional provisions for loan losses may need to be recorded if the economy continues to decline, asset quality deteriorates, or historical loss experience changes. Also, state or federal regulators, when reviewing Vail Banks' loan portfolio in the future, may require Vail Banks to increase the allowance, which could adversely affect Vail Banks' earnings. Based on the foregoing, there can be no assurance that Vail Banks' actual loan losses will not exceed its allowance for loan losses.

        In order to comply with certain regulatory requirements, management has prepared the following allocation of Vail Banks' allowance for loan losses among various categories of the loan portfolio for each of the years in the five-year period ended December 31, 2001. In management's opinion, such allocation has, at best, a limited utility. It is based on management's assessment as of a given point in time of the risk characteristics for each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component part change. Such allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. By presenting such allocation, management does not mean to imply that the allocation is exact or that the allowance has been precisely determined from such allocation. Additionally, during 2001, the Company changed its methodology for computing the allowance for loan losses, as discussed above. A significant portion of the SFAS 5 Component has not been allocated to each of the four categories specified in the table below, but rather represents loans in all four categories. It is represented by the term "cross-allocated" in the table below.

Allocation of the Allowance for Loan Losses

	Amount
(dollars in thousands)
	2001	2000	1999	1998	1997
Commercial, industrial and land	$1,293	$1,976	$784	$992	$110
Real estate-construction	409	949	513	411	334
Real estate-mortgage	—	765	642	584	55
Consumer	544	516	380	292	141
Cross-allocated	2,129	—	—	—	—
Unallocated	—	234	420	311	724

Total	$4,375	$4,440	$2,739	$2,590	$1,364

Deposits

        Vail Banks' primary source of funds has historically been in-market customer deposits. Deposit products are concentrated in business and personal checking accounts, including interest bearing and non-interest bearing accounts. Generally, deposits are short-term in nature with approximately 86% of deposits having a committed term less than three months and approximately 97% having a committed term of less than one year. Vail Banks' resort locations experience a seasonality of deposits; however, increases in deposits in non-resort-oriented markets due to recent mergers has helped to mitigate such seasonality.

        Total deposits were $442.4 million at December 31, 2001, a $39.7 million, or an 8% decrease from the balance at December 31, 2000. This decrease was primarily related to deposit attrition resulting from repricing of interest bearing deposit products to reflect the current lower interest rate environment as well as the anticipated $15 million withdrawal during the second quarter 2001 of a temporary money market deposit established in December 2000. During this time period, non-interest-

bearing deposits increased by $4.1 million, or 4%, while interest-bearing deposits decreased by $43.8 million, or 11%, as compared to December 31, 2000. Non-interest-bearing demand deposits comprised 23% of total deposits at December 31, 2001 as compared to 21% at December 31, 2000. Total deposits were $482.0 million at December 31, 2000, an increase of $109.3 million, or 29%, from $372.7 million at December 31, 1999. The increase in deposits was primarily due to the merger with United Valley, which added $75.9 million in deposits on the merger date, and to a lesser degree, the marketing of new deposit products. Deposits are relatively concentrated in lower cost transaction accounts with 23% in non-interest bearing checking and 17% in interest bearing checking at December 31, 2001. Savings deposits comprised 7%, money market deposits comprised 30%, and certificates of deposit comprised 23% of deposits at year-end.

        The following table sets forth the composition of Vail Banks' deposits by type at December 31, 2001, 2000 and 1999.

Deposit Composition at December 31,

	2001		2000		1999
(dollars in thousands)
	Amount	%	Amount	%	Amount	%
Non-interest bearing demand	$103,730	23%	$99,609	21%	$86,991	23%
Interest bearing demand	209,018	47	249,223	52	167,537	45
Savings	30,015	7	31,474	6	31,451	9
Certificates of deposit	99,587	23	101,696	21	86,763	23

Total	$442,350	100%	$482,002	100%	$372,742	100%

        The following table presents average deposits by type during 2001, 2000 and 1999 and the related average interest rate paid by deposit type for each of those years.

Average Deposits

	2001		2000		1999
(dollars in thousands)
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing demand	$98,439	0.00%	$89,458	0.00%	$86,377	0.00%
Interest bearing demand	239,888	2.34	206,377	3.84	162,452	3.14
Savings	31,692	1.19	31,566	2.46	40,435	2.76
Certificates of deposit	95,175	5.15	92,554	5.40	85,561	4.86

Total	$465,194	2.34%	$419,955	3.26%	$374,825	2.77%

        The following table sets forth the amount and maturity of certificates of deposit that had balances equal to or greater than $100,000 at December 31, 2001, 2000 and 1999.

Remaining Maturities of Certificates of Deposit Equal to or Greater than $100,000 at December 31,

(in thousands)	2001	2000	1999
3 months or less	$18,736	$11,630	$9,290
3 - 6 months	7,677	5,471	6,825
6 - 12 months	11,004	13,383	10,424
Over 12 months	2,465	3,384	1,978

Total	$39,882	$33,868	$28,517

Related Party Transactions

        In the ordinary course of business, the Company has loans receivable from directors, executive officers and principal shareholders (holders of more than five percent of the outstanding shares of common stock) of the Company and their affiliates as follows:

(in thousands)
Balance at January 1, 2001	$3,838
New loans, including renewals	584
Payments, including renewals	(398)

Balance at December 31, 2001	$4,024

        Deposits from those parties held by WestStar at December 31, 2001 and 2000 amounted to $6.1 million and $2.2 million, respectively. Such loans and deposits are on the same terms and conditions as then prevailing at the time for comparable transactions with non-related parties.

Liquidity and Interest Rate Sensitivity

        Liquidity is a measure of the Company's ability to meet its commitments and obligations with available funds. These commitments may include paying dividends to shareholders, funding new loans for borrowers, funding withdrawals by depositors, paying general and administrative expenses, and funding capital expenditures. Historically, the Company's primary source of funds has been customer deposits. Scheduled loan repayments are a relatively stable source of funds. Deposit inflows and unscheduled loan repayments, which are influenced by fluctuations in the general level of interest rates, returns available on other investments, competition, economic conditions and other factors, are relatively unstable. Other sources of liquidity include sale or maturity of investment securities and the ability to borrow funds. Company borrowing may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Company borrowing may also be used on a longer-term basis to support expanded lending and investing activities and to match the maturity or repricing intervals of assets.

Cash Flows

Net Cash from Operating Activities

        During the year ended December 31, 2001, net cash of $6.4 million was provided by operating activities consisting primarily of net income of $6.1 million and non-cash expenses of $5.2 million, offset by net increases in operating assets and liabilities from 2000 of $4.9 million. Non-cash expenses consisted primarily of $1.7 million of intangible amortization expense, $2.3 million of depreciation and amortization expense on premises and equipment, an $800,000 loan loss provision and $153,000 of deferred income tax expense. The net increase in operating assets and liabilities was primarily due to a $6.3 million increase in loans held for sale and an $854,000 decrease in interest receivable. With the multiple interest rate reductions during 2001, loans held for sale have increased as a result of increased mortgage refinancings. Additionally, the decline in the loan portfolio resulted in a related decline in the interest receivable on loans.

        During 2000, net cash of $9.0 million was provided by operating activities consisting primarily of net income of $5.0 million, non-cash expenses of $5.5 million, and net increases in operating assets and liabilities from 1999 of $1.5 million. Non-cash expenses consisted primarily of $1.3 million of intangible amortization expense, $2.2 million of depreciation and amortization expense on premises and equipment, a $1.0 million loan loss provision and $774,000 of deferred income tax expense. The net increase in operating assets and liabilities was primarily due to a $632,000 increase in loans held for sale, a $446,000 increase in other assets, a $100,000 increase in foreclosed properties, and a $364,000 decrease in interest payable and other liabilities. The increase in loans held for sale is the result of loans originated by First Western. First Western was purchased by the Company on January 1, 2000.

        During 1999, net cash of $4.5 million was provided by operating activities consisting primarily of net income of $4.4 million, non-cash expenses of $4.2 million and net increases in operating assets and liabilities from 1998 of $4.1 million. Non-cash expenses consisted primarily of $2.0 million of depreciation and amortization expense on premises and equipment, $984,000 of amortization expense on intangible assets, deferred income tax expense of $593,000, and a loan loss provision of $455,000. The net increase in operating assets and liabilities was primarily related to a $3.1 million decrease in interest payable and other liabilities.

Net Cash from Investing Activities

        During 2001, net cash of $18.7 million was provided by investing activities. These inflows consisted primarily of the maturity and/or calls of $13.0 million of investment securities and a $34.1 million decrease in net loans. These inflows were partially offset by the $24.3 million purchase of investment securities and the purchase of $4.5 million of premises and equipment to construct and furnish the new Grand Junction branch opened during 2001, to construct a new building in Dillon to replace an existing facility, and to upgrade equipment.

        During 2000, net cash of $26.6 million was used by investing activities. These outflows consisted primarily of a net increase in loans of $40.8 million due to the healthy Colorado economy and new loans generated by United Valley after the date of acquisition, net cash of $10.1 million paid for the acquisitions of First Western and East West and the merger with United Valley, and the purchase of premises and equipment of $3.7 million. Purchases of premises and equipment primarily related to the purchase of land for the planned Grand Junction and Dillon branch buildings, design and construction fees related to these locations, tenant improvements and furnishings for the Aspen branch opened during 2000, and to upgrade software and equipment. These outflows were partially offset by proceeds of $19.8 million from the sale of investment securities obtained in the United Valley merger and proceeds of $8.0 million received from the maturity and/or calls of investment securities.

        During 1999, net cash of $34.1 million was used by investing activities. These outflows consisted primarily of an increase in loans of $67.8 million due to the healthy Colorado economy and active and successful solicitation by banking officers, $16.9 million in new purchases of investment securities, and $4.8 million in purchases of premises and equipment. Purchases of premises and equipment primarily related to the construction and furnishing of a new administrative facility in Gypsum, and the purchase of a company airplane. These outflows were partially offset by net cash of $35.6 million received from the acquisition of World Savings during May 1999 and $19.9 million of proceeds received from the maturity and/or calls of investment securities.

Net Cash from Financing Activities

        During 2001, net cash of $14.3 million was used in financing activities consisting primarily of a decrease in deposits of $39.7 million due to multiple rate cuts during 2001 and the expected withdrawal of a $15 million temporary deposit received during December 2000, the repayment of $10.4 million of short-term borrowings, the repurchase of $8.3 million of outstanding common stock of the Company, and the payment of dividends on common stock of $1.1 million. These outflows were partially offset by the receipt of $24.0 million of proceeds from the issuance of trust preferred securities and the receipt of $21.1 million of net proceeds from short and long-term Federal Home Loan Bank (FHLB) advances.

        During 2000, net cash of $13.0 million was provided by financing activities consisting primarily of an increase in deposits of $33.3 million due to new deposits obtained by United Valley after the date of acquisition and to a lesser degree the marketing of new deposit products, partially offset by the repayment of $21.7 million of short-term borrowings.

        During 1999, net cash of $12.7 million was used by financing activities consisting primarily of a decrease in deposits of $41.7 million due to the intentional reduction of high-cost public certificates of deposit, cash withdrawals at year-end related to the public's year 2000 liquidity concerns, and the general movement from bank deposits to stock market investments by the consumer.    These outflows were partially offset by the receipt of $30.1 million of proceeds from short-term borrowings.

Capital Expenditures

        Capital expenditures for 2002 are estimated to be between $7 million and $10 million associated with the relocation of the Dillon branch, planned construction of new branches in the Southwest and Northwest regions of Colorado, expansion or remodeling of existing facilities, and routine replacement and upgrades of furniture and equipment. The Company will fund these expenditures from various sources, including operating cash flows, retained earnings and borrowings.

Borrowings

        The following table presents an analysis of the Company's borrowing activities for the years indicated.

(in thousands)	FHLB Advances	Federal Funds Purchased	Line of Credit	Notes Payable	Total
2001
Balance at December 31,	$21,100	$—	$—	$—	$21,100
Average amount outstanding during the year	5,631	90	285	—	6,006
Maximum amount outstanding at any month-end	21,100	0	2,000	—
Weighted average interest rate:
End of year	3.12%	0.00%	0.00%	0.00%	3.12%
During year	3.12%	6.79%	9.00%	0.00%	3.45%
2000
Balance at December 31,	$—	$8,410	$2,000	$—	$10,410
Average amount outstanding during the year	20,667	9,705	109	—	30,481
Maximum amount outstanding at any month-end	41,000	17,950	2,000	—
Weighted average interest rate:
End of year	0.00%	6.97%	9.50%	0.00%	7.46%
During year	6.46%	6.75%	9.50%	0.00%	6.56%
1999
Balance at December 31,	$19,000	$11,060	$—	$—	$30,060
Average amount outstanding during the year	4,847	3,186	—	170	8,203
Maximum amount outstanding at any month-end	25,000	21,075	—	1,114
Weighted average interest rate:
End of year	5.92%	6.00%	0.00%	0.00%	5.95%
During year	5.74%	6.21%	0.00%	8.24%	5.97%

        WestStar is a member of the FHLB of Topeka and, as a regular part of its business, obtains advances from the FHLB. Advances are collateralized by FHLB stock owned by WestStar, as well as certain mortgage loans or deeds of trust. As of December 31, 2001, the authorized borrowing line totaled $133.0 million. Of this amount, $24.0 million was an irrevocable stand-by letter of credit pledged as collateral for uninsured public fund deposits, $12.3 million was outstanding as short-term advances and $8.8 million was outstanding as long-term advances. The long-term advances mature from 2003 through 2006.

        WestStar has established an unsecured, overnight federal funds line with Bankers' Bank of the West (Bankers' Bank) which expires on August 31, 2002. As of December 31, 2001, the authorized borrowing line totaled $37.3 million, with $0 outstanding.

        During December 2000, the Company obtained a credit facility from Bankers' Bank permitting borrowing of up to $2 million. Outstanding borrowings under the line of credit were fully repaid prior to the maturity of July 1, 2001.

Trust Preferred

        During February 2001, Vail Banks formed Vail Banks Statutory Trust I (Trust I), a wholly-owned subsidiary. On February 22, 2001, Trust I issued $16.5 million of 10.20% trust preferred securities (the Trust I Securities). Interest on the Trust I Securities is payable semi-annually. The Trust I Securities have a 30-year maturity with a 10-year call option. In connection with the issuance of the Trust I Securities, Vail Banks issued to Trust I $17.011 million principal amount of its 10.20% subordinated notes (the Trust I Notes), due 2031 with a 10-year call option. Interest on the Trust I Notes is payable semi-annually to Trust I.

        During March 2001, Vail Banks formed Vail Banks Statutory Trust II (Trust II), a wholly-owned subsidiary. On March 28, 2001, Trust II issued $7.5 million of 10.18% trust preferred securities (the Trust II Securities). Interest on the Trust II Securities is payable semi-annually. The Trust II Securities have a 30-year maturity with a 10-year call option. In connection with the issuance of the Trust II Securities, Vail Banks issued to Trust II $7.732 million principal amount of its 10.18% subordinated notes (the Trust II Notes), due 2031 with a 10-year call option. Interest on the Trust II Notes is payable semi-annually to Trust II.

Dividends

        Payment of dividends is at the discretion of the Board and is determined by taking into account the earnings, capital levels, cash requirements, and the financial condition of Vail Banks and WestStar, as well as applicable government regulations and other relevant factors. The principal source of Vail Banks' income is dividends from WestStar. There are statutory and regulatory requirements applicable to the payment of dividends by WestStar to Vail Banks, as well as by Vail Banks to its shareholders. Specifically, approval of the regulators will be required if the total of all dividends declared by any banking subsidiary in any year exceeds the total of its net profits of that year combined with its retained net profits of the preceding two years. At December 31, 2001, net assets available from WestStar to pay dividends without prior approval from regulatory authorities totaled $18.5 million. On January 21, 2002, the Board declared a regular quarterly dividend of $0.05 per share to shareholders of record on February 1, 2002. The dividend of $288,000 was paid on February 15, 2002.

Stock Repurchase Plan

        During February 2001, the Board authorized the repurchase of up to $10 million of the outstanding shares of the Company's common stock. In September 2001, the Board reauthorized the repurchase program to allow for a total of $17 million in repurchases (including repurchases previously completed) through September 2002. As of December 31, 2001, 727,690 shares of common stock had been repurchased at an average price of $11.40 per share, or approximately $8.3 million. The Company may continue to repurchase shares during 2002.

Contractual Obligations and Commercial Commitments

        The following tables present the Company's contractual obligations and commercial commitments as of December 31, 2001.

	Payments Due by Period
(in thousands) Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
FHLB borrowings	$21,100	$12,250	$7,950	$900	$—
Trust preferred	24,000	—	—	—	24,000
Operating leases	3,605	815	1,549	782	459

Total Contractual Cash Obligations	$48,705	$13,065	$9,499	$1,682	$24,459

	Amount of Commitment Expiration per Period
(in thousands) Other Commercial Commitments (a)	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
Federal funds available line	$37,340	$37,340	$—	$—	$—
FHLB available line	87,895	87,895	—	—	—
FHLB standby letter of credit	24,000	24,000	—	—	—
Commitments to extend credit	56,231	40,844	12,534	2,853	—
Customer letters of credit	7,167	7,008	159	—	—

Total Commercial Commitments	$212,633	$197,087	$12,693	2,853	$—

(a)
Many of the commitments are expected to expire without being drawn upon. Thus the indicated commitments do not necessarily represent future cash requirements.

        As of December 31, 2001, the Company had cash and cash equivalents (including federal funds sold) of $35.5 million and investment securities of $41.6 million. Almost 98% of the Company's investment portfolio is classified as available-for-sale and can be readily sold to meet liquidity needs. Based on current plans and business conditions, the Company expects that its cash, cash equivalents, investment securities and available borrowing capacity under its credit facilities, together with any amounts generated from operations, will be sufficient to meet the Company's liquidity requirements for the next 12 months. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

Concentrations of Credit Risk

        Concentrations of credit risk arise when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in the economy or other conditions. The Company's loan portfolio consists primarily of commercial and real estate loans located in Colorado, making the value of the portfolio more susceptible to declines in real estate values and other changes in economic conditions in Colorado. The Company does not believe it has a significant exposure to any individual customer.

Recent Events

        Vail Banks cannot predict at this time the severity or duration of the impact on the local or general economy, or the Company, of the September 11, 2001 terrorist attacks, any subsequent terrorist activities, or any actions taken in response to or as a result of those attacks or activities. The most likely immediate impact will be decreased demand for air travel, which could adversely affect other travel-related and leisure industries, such as tourism. Some parts of the Western Slope are largely dependent on seasonal tourism that particularly affects small-to-medium size businesses. These businesses are a significant portion of Vail Banks' customers. The seasonality of Vail Banks' business in those areas results in fluctuations in deposit and credit needs. A decline in the economy of these areas could have a material adverse effect on Vail Banks' business by affecting (1) the demand for new loans, (2) refinancing activity, (3) the ability of borrowers to repay outstanding loans and (4) the value of loan collateral. A decline could also adversely affect asset quality and net income. The impact could also spread beyond certain industries to the overall U.S. and global economies, further decreasing capital and consumer spending. Decreased capital and consumer spending and other recessionary trends could impact Vail Banks in a number of ways including decreased demand for its products and services and increased credit losses.

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

Asset and Liability Management

        Vail Banks' earnings depend to a great extent on its net interest income. Net interest income is the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings. The net interest margin is highly sensitive to many factors that are beyond Vail Banks' control. These factors include general economic conditions and the policies of various governmental and regulatory authorities. Changes in the discount rate or targeted federal funds rate by the Federal Reserve Bank usually lead to general changes in interest rates. These interest rate shifts affect Vail Banks' interest income, interest expense and investment portfolio. Also, governmental policies, such as the creation of a tax deduction for individual retirement accounts, can increase savings and affect the cost of funds. From time to time, the interest rate structures of earning assets and liabilities may not be balanced, and a rapid increase or decrease in interest rates could have an adverse effect on the net interest margin and results of operations of Vail Banks. Vail Banks cannot predict the nature, timing and effect of any future changes in federal monetary and fiscal policies.

        The liquidity position of Vail Banks is monitored by management and the Asset/Liability Committee. A principal function of asset/liability management is to coordinate the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. Interest-sensitive assets and liabilities are those that are subject to repricing in the near term, including both variable rate instruments and those fixed rate instruments which are approaching maturity. Changes in net interest income can occur when interest rates on interest sensitive assets, such as loans and investment securities, change in a different time period from that of the interest rates on liabilities, such as deposits. These differences, or "gaps," provide an indication of the extent that net interest income may be affected by future changes in interest rates.

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

        The following table sets forth the interest rate sensitivity of Vail Banks' assets and liabilities at December 31, 2001, and sets forth the repricing dates of Vail Banks' interest-earning assets and interest-bearing liabilities as of that date, as well as Vail Banks' interest rate sensitivity gap percentages for the periods presented. This table indicates Vail Banks is in an asset sensitive or positive gap position for the twelve-month period ending December 31, 2002. During that period, $290.9 million of interest bearing liabilities will reprice compared to $307.6 million of interest earning assets. This asset sensitive position would generally indicate that Vail Banks' net interest income would decrease should interest rates fall and increase should interest rates rise. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of the repricing for both the asset and the liability remains the same. The table is based on assumptions as to when assets and liabilities will reprice in a changing interest rate environment, and since such assumptions can be no more than estimates, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes than those estimated. Also, the renewal or repricing of certain assets and liabilities can be discretionary and subject to competitive and other pressures. Therefore, the following table does not and cannot necessarily indicate the actual future impact of general interest rate movements on Vail Banks' net interest income. See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" for additional information on interest rate risk faced by the Company.

Static Interest Rate Sensitivity at December 31, 2001

	Maturing or Repricing
(dollars in thousands)	1 - 90 Days	91 Days to 1 Year	1 Year to 5 Years	Non-Sensitive and Over 5 Years	Total
Assets
Federal funds sold	$13,815	$—	$—	$—	$13,815
Investment securities	6,308	10,449	18,277	6,552	41,586
Loans held for sale	6,950	—	—	—	6,950
Loans	222,563	47,563	103,337	18,262	391,725
Non-earning assets	—	—	—	101,255	101,255

Total assets	249,636	58,012	121,614	126,069	555,331
Liabilities and shareholders' equity
Interest-bearing deposits
Interest bearing checking*	14,885	22,328	37,214	—	74,427
Money market and other savings*	144,596	10,005	10,005	—	164,606
Certificates of deposit	37,966	48,827	12,794	—	99,587

Total interest bearing deposits	197,447	81,160	60,013	—	338,620
Short-term borrowings	7,300	4,950	—	—	12,250
Long-term borrowings	—	—	8,850	—	8,850
Trust preferred	—	—	—	24,000	24,000
Non-interest bearing liabilities	—	—	—	107,454	107,454
Minority interest	—	—	—	701	701
Shareholders' equity	—	—	—	63,456	63,456

Total liabilities and shareholders' equity	204,747	86,110	68,863	195,611	555,331
Interest sensitivity gap	$44,889	$(28,098)	$52,751	$(69,542)

Cumulative interest sensitivity gap	$44,889	$16,791	$69,542

Cumulative gap as a percentage of total assets	8.08%	3.02%	12.52%

*
Vail Banks' experience with interest bearing checking accounts and savings deposits has been that, although these deposits are subject to immediate withdrawal or repricing, a portion of the balances has remained relatively constant in periods of both rising and falling rates. Therefore, a portion of these deposits is included in the "91 Days to 1 Year" category as well as in the "Over 1 Year to 5 Years" category.

Capital Resources

        Shareholders' equity at December 31, 2001 decreased $3.0 million, or 4%, to $63.5 million from $66.4 million at December 31, 2000. During 2000, shareholders' equity increased $8.1 million, or 14%, from $58.3 million at December 31, 1999. The decrease in 2001 was primarily due to the repurchase of 727,690 shares of common stock during 2001 at a cost of $8.3 million and the payment of cash dividends on common stock of $1.1 million, offset by the retention of earnings of $6.1 million. The increase in 2000 was due to the common stock issued in connection with the United Valley merger, exercise of stock options, issuance of restricted stock, the East West acquisition and the retention of current period earnings. This increase was partially offset by payment of dividends to holders of common stock.

        On January 24, 2002, the Board approved the grant of 117,504 shares of restricted stock to several officers and the grant of 51,397 stock options to directors and employees of the Company. During the Annual Meeting of Shareholders on May 20, 2002, shareholders will vote on a proposal to increase the number or shares available under the Stock Incentive Plan to 1,000,000, subject to an annual adjustment.

        Vail Banks and WestStar are subject to various regulatory capital requirements administered by governmental banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on Vail Banks' financial condition. Vail Banks and WestStar must meet specific capital adequacy guidelines and WestStar must meet guidelines under the regulatory framework for prompt corrective action that together involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Vail Banks' and WestStar's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require Vail Banks and WestStar to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. See "Supervision and Regulation" in Item 1 for explanations of these terms and requirements.

        As of December 31, 2001 and 2000, Vail Banks met all capital adequacy requirements to which it was subject. As of December 31, 2001, Vail Banks had Tier 1 and Total Risk-Based Capital ratios of 11.73% and 13.41%, respectively, and a Leverage ratio of 9.43%. As of December 31, 2000, Vail Banks had Tier 1 and Total Risk-Based Capital ratios of 7.14% and 8.25%, respectively, and a Leverage ratio of 5.45%. The increase in the capital ratios experienced during 2001 was largely attributable to Vail Banks issuing $24.0 million in trust preferred securities during February and March 2001. Regulatory guidelines permit trust preferred securities, subject to certain limitations, to be included in the calculation of Tier 1 and Total Risk Based capital. See Item 14. "Financial Statements—Note 11" for further information on this transaction.

        As of December 31, 2001 and 2000, WestStar met all capital adequacy requirements to which it was subject. As of December 31, 2001, WestStar had Tier 1 and Total Risk-Based Capital ratios of 11.19% and 12.24%, respectively, and a Leverage ratio of 8.99%. As of December 31, 2000, WestStar had Tier 1 and Total Risk-Based Capital ratios of 7.21% and 8.31%, respectively, and a Leverage ratio of 5.49%.

        As of September 30, 2000, WestStar's Total Risk-Based Capital ratio fell to 7.67%, which was below the adequately capitalized designation pursuant to the FDIC's prompt corrective action provisions. Additionally, WestStar's Tier 1 ratio fell to 6.61%, which was below the well-capitalized designation. Management anticipated that WestStar's capital ratios would deteriorate during the third quarter of 2000 as a result of the United Valley merger. As a condition of approval of the United Valley merger by the Federal Reserve, Vail Banks committed that WestStar's capital would exceed the minimum requirements for well-capitalized by June 30, 2001. As of February 2001, WestStar had restored all of its capital ratios to well-capitalized levels as a result of Vail Banks issuing $16.5 million in trust preferred securities and contributing a portion of the proceeds as capital into WestStar. Regulatory guidelines permit trust preferred securities, subject to certain limitations, to be included in the calculation of Tier 1 and Total Risk Based capital.

Recent Accounting Pronouncements

        SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The FASB has issued

SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133, which delays the implementation date of SFAS 133 for one year, to fiscal years beginning after June 15, 2000. Additionally, the FASB has issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which addresses a limited number of issues that caused implementation difficulties for entities applying SFAS No. 133. The Company has adopted these statements as of January 1, 2001. The Company has not engaged in the use of derivatives, does not conduct hedging activities, and has not entered into contracts containing embedded derivatives. Therefore, adoption of the new statements did not have an effect on earnings or the consolidated financial position of the Company.

        In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 140 revises the accounting standards for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. Subsequent to the issuance of SFAS 140, the FASB issued Technical Bulletin No. 01-1, Effective Date for Certain Financial Institutions of Certain Provisions of Statement 140 Related to the Isolation of Transferred Financial Assets. The Bulletin defers until 2002 application of the isolation standards of SFAS 140. The Company adopted SFAS 140 on April 1, 2001, which did not have an effect on the earnings or the consolidated financial position of the Company.

        During 2000, the Emerging Issues Task Force issued guidance on Issue 99-20 Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. The Company adopted this guidance on April 1, 2001. Adoption of this guidance did not have an effect on the earnings or the consolidated financial position of the Company.

        During June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and discontinues the use of the pooling-of-interests method. The Company adopted the provisions of SFAS 141 on January 1, 2002. Adoption did not have an effect on the Company's consolidated financial statements. SFAS 142 provides guidance on how to account for goodwill and intangible assets after an acquisition has been completed. Specifically, all new and pre-existing goodwill will no longer be amortized, but instead will be tested for impairment on an annual basis. During the years ended December 31, 2001 and 2000, the Company recorded goodwill amortization of $1.7 million and $1.3 million, respectively. The Company adopted the provisions of SFAS 142 on January 1, 2002 and determined that the net unamortized goodwill of $36.9 million was not impaired as of that date.

        During June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted this statement on January 1, 2002, and management does not believe that adoption will have a significant effect on the Company's consolidated financial condition or future results of operations.

        During August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company adopted this statement on January 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FAS No. 121, Accounting for the Impairment of the Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. Adoption of this standard did not have an effect on the Company's consolidated financial condition or results of operations.

        In December 2001, the American Institute of Certified Public Accountant's Accounting Standards Executive Committee issued Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. The SOP is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not believe that adoption of this standard will have a significant effect on future results of operations and consolidated financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative Disclosures About Market Risk

        The tables below provide information about the Company's financial instruments as of December 31, 2001 and 2000 that are sensitive to changes in interest rates.

	Principal Amount Maturing in:
(in thousands)	2002	2003	2004	2005	2006	Thereafter or Non- Maturing	Total	Fair Value December 31, 2001
INTEREST RATE SENSITIVE ASSETS
Federal funds sold	$13,815	$—	$—	$—	$—	$—	$13,815	$13,815
Weighted average interest rate	1.06%	0.00%	0.00%	0.00%	0.00%	0.00%	1.06%
Adjustable-rate securities	—	418	—	—	—	5,143	5,561	5,561
Weighted average interest rate	0.00%	5.35%	0.00%	0.00%	0.00%	5.63%	5.61%
Fixed-rate securities	1,990	566	1,155	87	2,180	27,020	32,998	33,033
Weighted average interest rate	5.51%	4.64%	4.87%	5.14%	5.40%	6.10%	5.95%
Equity securities	—	—	—	—	—	3,027	3,027	3,027
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	5.55%	5.55%
Loans held for sale	6,950	—	—	—	—	—	6,950	6,950
Weighted average interest rate	5.72%	0.00%	0.00%	0.00%	0.00%	0.00%	5.72%
Adjustable-rate loans	141,467	34,514	23,405	11,559	21,747	31,164	263,856	263,856
Weighted average interest rate	6.36%	6.29%	6.38%	6.87%	6.58%	7.90%	6.58%
Fixed-rate loans	37,053	21,143	35,225	10,006	10,787	13,655	127,869	130,962
Weighted average interest rate	8.55%	9.72%	8.68%	9.36%	8.34%	8.08%	8.77%

Total interest rate sensitive assets	$201,275	$56,641	$59,785	$21,652	$34,714	$80,009	$454,076	$457,204

Weighted average interest rate	6.37%	7.55%	7.70%	8.01%	7.05%	7.09%	6.95%

INTEREST RATE SENSITIVE LIABILITIES
Interest-bearing checking, savings and money market accounts	$—	$—	$—	$—	$—	$239,033	$239,033	$239,033
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.78%	0.78%
Fixed-rate time deposits	86,793	9,399	2,413	545	437	—	99,587	100,538
Weighted average interest rate	3.84%	4.25%	4.36%	5.53%	3.99%	0.00%	3.90%
Fixed-rate borrowings	12,250	4,250	3,700	500	400	—	21,100	20,999
Weighted average interest rate	2.37%	3.66%	4.45%	5.10%	5.45%	0.00%	3.12%
Trust preferred	—	—	—	—	—	24,000	24,000	24,000
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	10.19%	10.19%

Total interest rate sensitive liabilities	$99,043	$13,649	$6,113	$1,045	$837	$263,033	$383,720	$384,570

Weighted average interest rate	3.66%	4.06%	4.42%	5.32%	4.69%	1.64%	2.31%

	Principal Amount Maturing in:
(in thousands)	2001	2002	2003	2004	2005	Thereafter or Non- Maturing	Total	Fair Value December 31, 2000
INTEREST RATE SENSITIVE ASSETS
Adjustable-rate securities	$—	$—	$391	$—	$—	$488	$879	$864
Weighted average interest rate	0.00%	0.00%	5.61%	0.00%	0.00%	6.88%	6.32%
Fixed-rate securities	10,850	2,559	3,651	739	131	8,527	26,457	26,320
Weighted average interest rate	5.68%	5.60%	5.47%	4.52%	5.54%	6.25%	5.79%
Equity securities	—	—	—	—	—	3,027	3,027	3,027
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	6.00%	6.00%
Loans held for sale	632	—	—	—	—	—	632	632
Weighted average interest rate	8.29%	0.00%	0.00%	0.00%	0.00%	0.00%	8.29%
Adjustable-rate loans	141,353	28,774	18,598	8,568	12,031	36,937	246,261	246,261
Weighted average interest rate	10.88%	10.76%	10.29%	10.26%	10.19%	9.38%	10.54%
Fixed-rate loans	51,010	30,832	31,089	29,667	13,602	24,675	180,875	175,646
Weighted average interest rate	9.52%	9.28%	9.80%	8.88%	9.37%	8.12%	9.22%

Total interest rate sensitive assets	$203,845	$62,165	$53,729	$38,974	$25,764	$73,654	$458,131	$452,750

Weighted average interest rate	10.25%	9.81%	9.64%	9.10%	9.73%	8.44%	9.70%

INTEREST RATE SENSITIVE LIABILITIES
Interest-bearing checking, savings and money market accounts	$—	$—	$—	$—	$—	$280,697	$280,697	$280,697
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	3.84%	3.84%
Fixed-rate time deposits	86,171	12,152	2,528	352	493	—	101,696	101,714
Weighted average interest rate	5.95%	5.94%	5.67%	4.88%	5.65%	0.00%	5.94%
Federal funds purchased	8,410	—	—	—	—	—	8,410	8,410
Weighted average interest rate	6.97%	0.00%	0.00%	0.00%	0.00%	0.00%	6.97%
Adjustable-rate borrowings	2,000	—	—	—	—	—	2,000	2,000
Weighted average interest rate	9.50%	0.00%	0.00%	0.00%	0.00%	0.00%	9.50%

Total interest rate sensitive liabilities	$96,581	$12,152	$2,528	$352	$493	$280,697	$392,803	$392,821

Weighted average interest rate	6.11%	5.94%	5.67%	4.88%	5.65%	3.84%	4.48%

Qualitative Disclosures About Market Risk

        Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the Company is exposed is interest rate risk arising from the instruments and transactions into which the Company enters. They include loans, securities available for sale, deposit liabilities, and borrowings. Interest rate risk occurs when interest-sensitive assets and liabilities reprice at different times as market interest rates change. Interest-sensitive assets and liabilities are those that are subject to repricing in the near term, including both variable rate instruments and those fixed rate instruments that are approaching maturity. For example, if fixed-rate assets are funded with floating-rate debt, the spread between asset and liability rates will decline or turn negative if rates increase. Additionally, interest rate risk results from changing spreads between asset and liability rates.

        Interest rate risk is managed by the Company's Asset/Liability Committee. The principal objective of asset/liability management is to manage the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. To effectively measure and manage interest rate risk, the Company uses computer simulations that determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, investment securities, loans, deposits, and borrowings. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these computer simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. During 2000 and 2001, the Company did not use interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposures.

        During 2001, Vail Banks experienced increased liquidity as the result of the issuance of trust preferred securities and a decrease in loan balances. The increase in liquidity was used to pay off federal funds purchased and invest in short term federal funds sold. This increased liquidity position lessened the liability sensitive nature of the balance sheet. Therefore, Vail Banks was less sensitive to changes in interest rates at December 31, 2001 than at December 31, 2000.

        During 2002, the Company will face risk primarily from the possibility of lower interest rates. With the changes in the balance sheet from December 31, 2000 to December 31, 2001, the Company's gap position has changed from negative to positive at December 31, 2001. Given this positive gap at December 31, 2001, if rates fall, asset yields will decline faster than the cost of interest bearing liabilities, leading to a decline in the margin. The extent of this decline will depend on the degree to which retail deposit rates change relative to market rates. The 475 basis point reduction in short-term rates by the Federal Reserve during the first nine months of 2001 has effectively repriced a significant portion of the Company's loan portfolio. While it also produced an opportunity to reduce funding costs, at the current level of interest rates, further reductions in funding costs may be limited.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The response to this item is included in Part III, Item 14 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        On March 8, 2001, Vail Banks informed KPMG LLP (KPMG) that it would request proposals from several accounting firms, including KPMG, for audit services for the years to end December 31, 2001, 2002 and 2003. On April 19, 2001, the Company received a letter from KPMG that stated it would not submit a proposal for future audit services and that it was resigning as the Company's independent auditors.

        During the audit of the Company's financial statements for the fiscal year ended December 31, 2000, it was determined that certain correspondent bank account transactions were not properly recorded during the third quarter of 1999. As a result, the Company took a charge of $432,000, after tax, (approximately $680,000 pre-tax), for the uncollectibility of these items and increased previously reported non-interest expense for the year ended December 31, 1999 by the same amount. In addition, it was determined that certain correspondent bank account transactions were not properly recorded in the fourth quarter of 2000, and as a result, the Company increased 2000 non-interest expense by $88,000, after tax, (approximately $139,000 pre-tax). The Company has corrected the internal controls that allowed those errors to remain previously undetected; however, KPMG has not performed any procedures after January 19, 2001 on the controls and therefore it cannot agree or disagree that the controls have been corrected.

        In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1999 and December 31, 2000, and in the subsequent interim period through April 19, 2001, the date of resignation, there were no disagreements with KPMG on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the matter in their report.

        The above-described audit reports of KPMG on the Company's financial statements for the two fiscal years ended December 31, 1999 and 2000 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

        KPMG has advised the Company and the Company's Audit Committee that the unreconciled correspondent bank accounts in 1999 and 2000 are a matter which KPMG considers to be a reportable condition under standards established by the American Institute of Certified Public Accountants. The Company has authorized KPMG to respond fully to inquiries from the successor accountants with respect to such matter.

        On May 21, 2001, Vail Banks' Board of Directors approved the engagement of Dalby, Wendland and Co., P.C. as its independent auditors.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information contained under the headings "Information About Nominees For Director and Continuing Directors" and "Compliance with Section 16(a) of the Exchange Act" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for Vail Banks' annual meeting of shareholders to be held on May 20, 2002, to be filed with the Securities and Exchange Commission (SEC), is incorporated herein by reference. Information regarding executive officers is included in "Executive Officers of Vail Banks" in Item 1 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

        The information contained under the heading "Executive Compensation" in the definitive proxy statement to be used in connection with the solicitation of proxies for Vail Banks' annual meeting of shareholders to be held on May 20, 2002, to be filed with the SEC, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information contained under the heading "Beneficial Ownership of Securities" in the definitive proxy statement to be used in connection with the solicitation of proxies for Vail Banks' annual meeting of shareholders to be held on May 20, 2002, to be filed with the SEC, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information contained under the heading "Certain Relationships and Related Transactions" in the definitive proxy statement to be used in connection with the solicitation of proxies for Vail Banks' annual meeting of shareholders to be held on May 20, 2002, to be filed with the SEC, is incorporated herein by reference.

ITEM 14. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

  (a)
  Financial Statements.

    The following consolidated financial statements and notes thereto of Vail Banks begin on page F-1 of this Annual Report on Form 10-K.

Independent Auditors' Reports
Consolidated Balance Sheets as of December 31, 2001 and 2000
Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000, and 1999.

  Exhibits

        The following exhibits are required to be filed with this Annual Report on Form 10-K by Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Reorganization, dated as of March 21, 2000, by and between Estes, Jack G. Haselbush, Bradley D. Sishc and the Company*
3.1	Amended and Restated Articles of Incorporation of the Registrant**
3.2	Amended and Restated Bylaws of the Registrant**
10.1	Stock Incentive Plan, as amended**(1)
10.2	General Release and Agreement between the Company and John R. Spruill, dated January 26, 2001****
10.3	Change in Control Severance Payment Agreement between the Company and Peter G. Williston, dated July 5, 2000****
10.4	Change in Control Severance Payment Agreement by and between Vail Banks and E.B. Chester, dated November 19, 1999***
10.5	Change in Control Severance Payment Agreement by and between Vail Banks and Lisa M. Dillon, dated November 19, 1999***
10.6	Form of Restricted Stock Award Agreement
16.1	Letter of change of certifying accountant*****
21.1	Subsidiaries of the Registrant
23.1	Consent of Dalby, Wendland & Co., P.C. dated March 26, 2002
23.2	Consent of KPMG LLP dated March 28, 2002
24.1	Power of Attorney (on signature page)

(1)	Management contract or compensatory plan required to be filed as an exhibit.
*	Incorporated by reference to the Registration Statement of Vail Banks on Form S-4, SEC file number 333-38204, filed as of May 31, 2000, as amended.
**	Incorporated by reference from the Registrant's Form SB-2, as amended, Commission File No. 333-60347.
***	Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.
****	Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000
*****	Incorporated by reference from the Registrant's Current Report on Form 8-K filed as of April 25, 2001.
  (b)
  Reports on Form 8-K.

          No reports were filed during the last quarter of 2001.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
Vail Banks, Inc.:

        We have audited the accompanying consolidated balance sheet of Vail Banks, Inc. and subsidiaries (the Company) as of December 31, 2001, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vail Banks, Inc. and subsidiaries at December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dalby, Wendland & Co., P.C.
Dalby, Wendland & Co., P.C.
Grand Junction, Colorado

January 16, 2002

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
Vail Banks, Inc.:

        We have audited the accompanying consolidated balance sheet of Vail Banks, Inc. and subsidiary (the Company) as of December 31, 2000, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vail Banks, Inc. and subsidiary at December 31, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
KPMG LLP
Denver, Colorado

January 19, 2001

VAIL BANKS, INC.

Consolidated Balance Sheets

December 31, 2001 and 2000

(in thousands, except share data)	2001	2000
ASSETS
Cash and due from banks	$21,711	$24,670
Federal funds sold	13,815	—
Investment securities, available for sale	40,588	24,994
Investment securities, held to maturity (fair value of $1,033 and $5,217 in 2001 and 2000, respectively)	998	5,208
Loans held for sale	6,950	632
Loans (includes related party loans of $4,024 and $3,838 in 2001 and 2000, respectively)	391,725	427,136
Allowance for loan losses	(4,375)	(4,440)

Net loans	387,350	422,696
Premises and equipment, net	41,957	40,369
Interest receivable	2,571	3,425
Intangible assets, net	36,860	38,519
Other assets	2,531	2,758

	$555,331	$563,271

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits (includes related party deposits of $6,067 and $2,175 in 2001 and 2000, respectively)
Non-interest bearing	$103,730	$99,609
Interest bearing	338,620	382,393

Total deposits	442,350	482,002
Short-term borrowings
Federal funds purchased	—	8,410
Federal Home Loan Bank advances	12,250	—
Line of credit	—	2,000

Total short-term borrowings	12,250	10,410
Long-term Federal Home Loan Bank advances	8,850	—
Interest payable and other liabilities	3,724	3,732

Total liabilities	467,174	496,144
Minority interest	701	697
Trust preferred securities	24,000	—
Commitments and contingencies (Notes 5, 8, 10, and 12)
Shareholders' equity
Preferred stock—$1 par value; 2,250,000 shares authorized, no shares issued and outstanding at December 31, 2001 and 2000, respectively	—	—
Common stock $1 par value; 20,000,000 shares authorized, 5,754,152 and 6,456,400 shares issued and outstanding at December 31, 2001 and 2000, respectively	5,754	6,456
Additional paid-in capital	42,531	49,933
Retained earnings	15,155	10,143
Accumulated other comprehensive income (loss), net of tax expense (benefit) of $9 and $(59) at December 31, 2001 and 2000, respectively	16	(102)

Total shareholders' equity	63,456	66,430

	$555,331	$563,271

The accompanying notes are an integral part of these consolidated financial statements

VAIL BANKS, INC.

Consolidated Statements of Income

Years Ended December 31, 2001, 2000 and 1999

(in thousands, except share data)	2001	2000	1999
Interest and dividend income
Loans, including fees	$39,620	$41,265	$32,076
Investment securities	1,723	1,966	2,152
Federal funds sold and other short-term investments	622	15	854

Total interest and dividend income	41,965	43,246	35,082

Interest expense
Deposits	10,898	13,692	10,378
Short-term borrowings	196	2,001	476
Long-term borrowings	12	—	—
Notes payable	—	—	14
Trust preferred	2,024	—	—

Total interest expense	13,130	15,693	10,868

Net interest income	28,835	27,553	24,214
Provision for loan losses	800	1,047	455

Net interest income after provision for loan losses	28,035	26,506	23,759
Non-interest income
Deposit related	3,968	2,879	2,414
Mortgage broker fees	4,075	2,595	—
Other	3,354	2,621	1,556

	11,397	8,095	3,970
Non-interest expense
Salaries and employee benefits	15,388	13,848	10,121
Occupancy	3,025	2,710	2,188
Furniture and equipment	2,835	2,849	2,182
Amortization of intangible assets	1,661	1,325	984
Write-off of correspondent bank account transactions	—	139	680
Other	6,097	5,354	4,357

	29,006	26,225	20,512

Income before income tax expense	10,426	8,376	7,217
Income tax expense	4,323	3,420	2,793

Net income	$6,103	$4,956	$4,424

Net income available to common shareholders	$6,103	$4,956	$4,424

Earnings per share—basic	$1.02	$0.80	$0.73
Earnings per share—diluted	$1.00	$0.79	$0.73
Weighted average common shares
Basic	5,965,374	6,205,669	6,040,618
Diluted	6,111,103	6,290,461	6,091,635

The accompanying notes are an integral part of these consolidated financial statements

VAIL BANKS, INC.
Consolidated Statements of Shareholders' Equity and Comprehensive Income
Years Ended December 31, 2001, 2000 and 1999

	Section A Preferred Stock		Common Stock $1 Par Value
							Accumulated Other Comprehensive Income (Loss)
(in thousands, except share data)					Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance at January 1, 1999	—	$—	6,040,608	$6,041	$46,772	$1,522	$42	$54,377
Issuance of restricted common stock	—	—	28,762	28	(28)	—	—	—
Recognition of stock comp. on restricted stock	—	—	—	—	3	—	—	3
Comprehensive income
Net income	—	—	—	—	—	4,424	—	4,424
Net change in unrealized gains on investment securities available for sale, net of taxes	—	—	—	—	—	—	(509)	(509)

Total comprehensive income	—	—	—	—	—	4,424	(509)	3,915

Balance at December 31, 1999	—	—	6,069,370	6,069	46,747	5,946	(467)	58,295
Issuance of common stock in conjunction with acquisitions	—	—	358,970	359	3,022	—	—	3,381
Issuance of common stock in conjunction with exercise of stock options	—	—	11,250	11	85	—	—	96
Issuance of restricted common stock	—	—	16,810	17	(17)	—	—	—
Recognition of stock comp. on restricted stock	—	—	—	—	88	—	—	88
Recognition of stock comp. on non-employee stock options	—	—	—	—	8	—	—	8
Declaration of dividends on common stock ($0.12 per share)	—	—	—	—	—	(759)	—	(759)
Comprehensive income
Net income	—	—	—	—	—	4,956	—	4,956
Net change in unrealized losses on investment securities available for sale, net of taxes	—	—	—	—	—	—	365	365

Total comprehensive income	—	—	—	—	—	4,956	365	5,321

Balance at December 31, 2000	—	—	6,456,400	6,456	49,933	10,143	(102)	66,430
Issuance of common stock in conjunction with exercise of stock options	—	—	9,750	10	76	—	—	86
Repurchase of common stock	—	—	(727,690)	(728)	(7,571)	—	—	(8,299)
Other	—	—	(16)	—	—	—	—	—
Issuance of restricted common stock	—	—	15,708	16	(16)	—	—	—
Recognition of stock comp. on restricted stock	—	—	—	—	56	—	—	56
Recognition of stock comp. on non-employee stock options	—	—	—	—	53	—	—	53
Declaration of dividends on common stock ($0.18 per share)	—	—	—	—	—	(1,091)	—	(1,091)
Comprehensive income
Net income	—	—	—	—	—	6,103	—	6,103
Net change in unrealized losses on investment securities available for sale, net of taxes	—	—	—	—	—	—	118	118

Total comprehensive income	—	—	—	—	—	6,103	118	6,221

Balance at December 31, 2001	—	$—	5,754,152	$5,754	$42,531	$15,155	$16	$63,456

        The accompanying notes are an integral part of these consolidated financial statements

VAIL BANKS, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2001, 2000 and 1999

(in thousands)	2001	2000	1999
Cash flows from operating activities
Net income	$6,103	$4,956	$4,424
Adjustments to reconcile net income to net cash provided by operating activities
Net amortization of premiums on investment securities	24	54	92
Provision for loan losses	800	1,047	455
Depreciation and amortization of premises and equipment	2,289	2,181	2,026
Loss (gain) on sale of premises and equipment	106	(24)	2
Amortization of intangible assets	1,661	1,325	984
Loss on sale of foreclosed properties	36	33	—
Recognition of stock compensation on restricted common stock	56	88	3
Recognition of stock compensation on non-employee stock options	53	8	—
Deferred income tax expense	153	774	593
Net changes in operating assets and liabilities, net of effect of purchase business combinations
Loans held for sale	(6,318)	(632)	—
Interest receivable	854	(74)	(298)
Other assets	566	(446)	(723)
Interest payable and other liabilities	(8)	(364)	(3,087)
Other, net	4	42	34

Net cash provided by operating activities	6,379	8,968	4,505

Cash flows from investing activities, net of effect of purchase business combinations
Purchases of investment securities, available for sale	(24,254)	(663)	(16,869)
Proceeds from sales of investment securities, available for sale	—	19,799	—
Proceeds from maturities of investment securities, held to maturity	4,209	143	2,368
Proceeds from maturities of investment securities, available for sale	8,823	7,817	17,516
Net decrease (increase) in loans	34,087	(40,822)	(67,819)
Purchases of premises and equipment	(4,465)	(3,696)	(4,824)
Proceeds from sales of premises and equipment	28	—	—
Proceeds from sales of foreclosed properties	317	867	—
Net cash (paid) received for acquisitions	(2)	(10,066)	35,551

Net cash provided (used) by investing activities	18,743	(26,621)	(34,077)

Cash flows from financing activities, net of effect of purchase business combinations
Net (decrease) increase in deposits	(39,652)	33,345	(41,657)
Net (decrease) increase in federal funds purchased	(8,410)	(2,650)	11,060
Net increase (decrease) in Federal Home Loan Bank advances	21,100	(19,000)	19,000
Proceeds from line of credit	—	2,000	—
Repayment of line of credit	(2,000)	—	—
Repayment of notes payable	—	—	(1,114)
Proceeds from issuance of trust preferred securities	24,000	—	—
Proceeds from issuance of common stock	86	96	—
Repurchase of common stock	(8,299)	—	—
Payment of cash dividends on common stock	(1,091)	(759)	—

Net cash (used) provided by financing activities	(14,266)	13,032	(12,711)

Net increase (decrease) in cash and cash equivalents	10,856	(4,621)	(42,283)
Cash and cash equivalents at beginning of year	24,670	29,291	71,574

Cash and cash equivalents at end of year	$35,526	$24,670	$29,291

(in thousands)	2001	2000	1999
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest on deposits and borrowed funds	$12,872	$15,515	$10,991

Income taxes	$3,150	$3,490	$2,470

Noncash investing and financing transactions:
Foreclosure of collateralized loans, net of reserve	$459	$585	$306

Unrealized (gain) loss on investments available for sale, net of taxes	$118	$365	$(509)

Reclassification of software from premises and equipment to other assets	$454	$—	$—

Issuance of restricted common stock	$16	$17	$28

Intangible assets recorded in connection with acquisitions:
Cash outflows (inflows) for business acquisitions (net of cash acquired)	$2	$10,066	$(35,551)
Common stock issued	—	3,381	—
Notes payable issued	—	355	—
Acquisition costs	—	321	—

Total consideration	2	14,123	(35,551)
Net assets acquired, at fair value	—	(1,544)	(36,548)

Goodwill recorded	$2	$15,667	$997

The accompanying notes are an integral part of these consolidated financial statements

VAIL BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

        WestStar Bank (WestStar) was formed in 1977 as a community bank to serve the local residents and businesses of Vail. In 1993, Vail Banks, Inc. (Vail Banks) was formed as a bank holding company for WestStar. WestStar offers a full range of financial services to individuals and businesses located primarily in the Western Slope and Front Range regions of Colorado. Colorado counties served by WestStar include Summit, Larimer, Grand, Eagle, Delta, Garfield, Pitkin, Mesa, Montrose, San Miguel and Routt, as well as the Denver Metropolitan area.

Basis of Presentation and Consolidation

        The accompanying consolidated financial statements include the accounts of Vail Banks and its wholly-owned subsidiaries, WestStar, Vail Banks Statutory Trust I, and Vail Banks Statutory Trust II. WestStar and Vail Banks own a 54.04% interest in Avon 56 Limited which is also included in the accompanying consolidated financial statements. All entities are collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks, and federal funds sold which mature within ninety days. Cash equivalents include uninsured deposits in financial institutions approximating $14.0 million at both December 31, 2001 and 2000, respectively, other than amounts on deposit at the Federal Home Loan Bank (FHLB) of Topeka and the Federal Reserve Bank.

Federal Funds

        WestStar is required to maintain legal cash reserves in a minimum amount, computed by applying prescribed percentages to its various types of deposits. When WestStar's cash reserves are in excess of that required, it may lend the excess to other banks on an overnight basis, known as "federal funds sold". Conversely, when cash reserves are less than required, WestStar may borrow funds on an overnight basis, known as "federal funds purchased".

Investment Securities

        Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held to maturity" and reported at cost, adjusted for amortization or accretion of premiums or discounts. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of consolidated shareholders' equity, and the annual change in such gains and losses are reported as other comprehensive income. Transfer of securities between categories is recorded at fair value on the date of transfer.

        Realized gains and losses on the sale of available for sale securities are recorded on the trade date and are determined using the specific identification method. Discounts or premiums are accreted or amortized to interest income using the level-yield method to the earlier of call date or maturity of the related security.

Loans Held for Sale

        Mortgage loans originated and intended for sale in the secondary market are classified as "held for sale" and are carried at the lower of cost or estimated fair value. Generally, the carrying amounts of mortgage loans held for sale approximate fair value due to the short period of time between origination of these loans and their sale (i.e. less than 90 days). As loans are pre-sold at a guaranteed interest rate, gains and losses are not realized from the sale of these loans.

Loans and Interest Income

        Loans that the Company has the intent and ability to hold until maturity or pay-off are reported net of unearned interest and unamortized deferred fees and costs. Interest income on loans is accrued daily on the unpaid principal balance, if such income is deemed collectible. Generally, the Company places loans on nonaccrual status when payments are more than 90 days past due or when management believes it is probable that the Company will not collect all of its outstanding principal. When interest accrual is discontinued, all unpaid interest accrued to date is generally reversed unless the net realizable value of the underlying collateral is sufficient to cover principal and accrued interest. When such a reversal is made, uncollected interest accrued during prior years is charged to the allowance for loan losses (the Allowance). All other interest reversed on nonaccrual loans is charged against current year interest income. Interest income is subsequently recognized only to the extent cash payments are received, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

        Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to fully collect scheduled payments of principal or interest when due in accordance with the contractual terms of the loan agreements. Impaired loans are measured by using the present value of expected future cash flows discounted at the loan's effective interest rate, except when it is determined that the sole source of repayment for the loan is operation or liquidation of the collateral. In such case, the current fair value of the collateral, reduced by estimated selling costs, is used in place of discounted cash flows. If the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating or adjusting an existing allocation of the Allowance.

        Loan origination and commitment fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the level-yield method over the contractual life of the loan.

Provision and Allowance for Loan Losses

        The Allowance represents the Company's recognition of the risks of extending credit and its evaluation of the loan portfolio. The Allowance is maintained at a level considered adequate to provide for probable loan losses based on management's assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. The Allowance is increased by provisions charged to expense and reduced by loans charged off, net of recoveries.

        The Company has established a formal process for determining an adequate Allowance. WestStar lending personnel are responsible for ongoing reviews of the quality of the loan portfolio. Additionally, the Company has engaged an external loan review firm to conduct loan reviews on a periodic basis. State and federal regulatory agencies, as an integral part of their examination process, also review WestStar's loans and its Allowance. A list containing any potential problem loans is updated and reviewed by management and the Board of Directors (Board) monthly. This process results in an Allowance that has two components. The first component represents the allowance for impaired loans computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114 Component). To determine the SFAS 114 Component, collateral dependent impaired loans are evaluated using internal analyses as well as third-party information, such as appraisals. If an impaired loan is unsecured, it is evaluated using a discounted cash flow of the payments expected over the life of the loan giving consideration to currently existing factors that would impact the amount or timing of the cash flows. The second component is the allowance calculated under SFAS No. 5, Accounting for Contingencies (SFAS 5 Component), and represents the estimated probable but undetected losses inherent within the portfolio due to uncertainties in economic conditions, delays in obtaining information about a borrower's financial condition, delinquent loans that have not been determined to be impaired, trends in speculative construction real estate lending, results of internal and external loan reviews, and other factors. This component of the allowance is calculated by assigning a certain risk weighting, within a predetermined range, to each identified risk factor.

        Management believes that Vail Banks' Allowance is adequate to cover probable losses based on all available evidence. Future additions to the Allowance will be subject to management's continuing evaluation of the inherent risks in the portfolio. Additional provisions for loan losses may need to be recorded if the economy continues to decline, asset quality deteriorates, or historical loss experience changes. Also, state or federal regulators, when reviewing Vail Banks' loan portfolio in the future, may require Vail Banks to increase the Allowance, which could adversely affect Vail Banks' earnings.

Premises and Equipment

        Land and artwork are carried at cost. Buildings, leasehold improvements, and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which are estimated at up to 50 years for buildings and three to seven years for furniture and equipment. Leasehold improvements are amortized over the shorter of their useful lives or lease terms.

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

Intangible Assets

        Intangible assets represent goodwill related to the excess of cost paid in purchase transactions over the fair value of the net assets acquired. Amortization is computed using the straight-line method, generally over 25 years. Goodwill and accumulated amortization as of December 31 are as follows:

(in thousands)	2001	2000
Goodwill	$41,442	$41,440
Accumulated amortization	(4,582)	(2,921)

	$36,860	$38,519

        The Company periodically reviews its intangible assets for other-than-temporary impairment. If circumstances indicate that impairment may exist, recoverability of the asset is assessed based on expected undiscounted net cash flows.

        As of January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which provides new guidance on accounting for goodwill and intangible assets. Specifically, all new and pre-existing goodwill is no longer amortized, but instead is tested for impairment on an annual basis. See Footnote 1—Recently Issued Accounting Standards for further discussion of this new accounting standard.

Foreclosed Properties

        Assets acquired through foreclosure, deed in lieu of foreclosure, or repossession are held for sale and are recorded at the lower of cost or fair value less estimated costs to sell. As of December 31, 2001 and 2000, foreclosed properties totaled $229,000 and $129,000, respectively, and are included in "Other Assets" in the accompanying consolidated balance sheets. Losses at the time of transfer from loans are charged to the Allowance. Subsequent adjustments to value and gains or losses on sales are included in non-interest expense in the accompanying consolidated statements of income. Rental income and costs of maintaining the properties are also included in the accompanying consolidated statements of income.

Mortgage Broker Fees

        Origination and processing fees are recorded in non-interest income upon funding of the loan by an outside investor.

Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Vail Banks and its subsidiaries file consolidated income tax returns.

Disclosures of Fair Value of Financial Instruments

        SFAS No. 107, Disclosure about Fair Value of Financial Instruments requires the Company to disclose estimated fair values of its financial instruments. Fair value estimates are made at a specific point in time, based on relevant market information. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

        Fair value estimates are based on financial instruments owned at December 31, 2001 and 2000 without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments, including deferred tax assets and premises and equipment. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in these estimates.

Earnings Per Share

        Basic earnings per share represents net income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share, except that the weighted average common shares outstanding is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Common equivalent shares are not included where inclusion would be anti-dilutive. In addition, net income available to common shareholders is adjusted for any changes in net income that would have resulted from the assumed conversion of the potential common shares.

Stock Incentive Plan

        The Company accounts for its stock incentive plan in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to expense over the vesting period the fair value of stock-based awards as measured on the date of grant. Alternatively, SFAS 123 allows entities to apply the provisions of Accounting Principles Board (APB) Opinion No. 25 while disclosing pro forma net income and pro forma earnings per share for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to apply the accounting provisions of APB Opinion No. 25 to employee stock option grants and provide the pro forma disclosure provisions of SFAS 123. Any non-employee stock option grants are accounted for under SFAS 123.

Recently Issued Accounting Standards

        SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Financial Accounting Standards Board (FASB) subsequently issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133, which delayed the implementation date of SFAS 133 for one year, to fiscal years beginning after June 15, 2000. Additionally, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which addresses a limited number of issues that cause implementation difficulties for entities applying SFAS No. 133. The Company adopted these statements as of January 1, 2001. The Company has not engaged in the use of derivatives, does not conduct hedging activities, and has not entered into contracts containing embedded derivatives. Therefore adoption of the new statements did not have an effect on earnings or the consolidated financial position of the Company.

        In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 140 revises the accounting standards for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. Subsequent to the issuance of SFAS 140, the FASB issued Technical Bulletin No. 01-1, Effective Date for Certain Financial Institutions of Certain Provisions of Statement 140 Related to the Isolation of Transferred Financial Assets. The Bulletin defers until 2002 application of the isolation standards of SFAS 140. The Company adopted SFAS 140 on April 1, 2001, which did not have an effect on the earnings or the consolidated financial position of the Company.

        During 2000, the Emerging Issues Task Force issued guidance on Issue 99-20 Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. The Company adopted this guidance on April 1, 2001. Adoption of this guidance did not have an effect on the earnings or the consolidated financial position of the Company.

        During June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and discontinues the use of the pooling-of-interests method. The Company adopted the provisions of SFAS 141 on January 1, 2002. Adoption did not have an effect on the Company's consolidated financial statements. SFAS 142 provides guidance on how to account for goodwill and intangible assets after an acquisition has been completed. Specifically, all new and pre-existing goodwill will no longer be amortized, but instead will be tested for impairment on an annual basis. During the years ended December 31, 2001 and 2000, the Company recorded goodwill amortization of $1.7 million and $1.3 million, respectively. The Company adopted the provisions of SFAS 142 on January 1, 2002 and determined that the net unamortized goodwill of $36.9 million was not impaired as of that date.

        During June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted this statement as of January 1, 2002, and management does not believe that adoption will have a significant effect on the Company's consolidated financial condition or future results of operations.

        During August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company adopted this statement as of January 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of the Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. Adoption of this standard did not have an effect on the Company's consolidated financial condition or results of operations.

        In December 2001, the American Institute of Certified Public Accountant's Accounting Standards Executive Committee issued Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. The SOP is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not believe that adoption of this standard will have a significant effect on future results of operations and consolidated financial condition.

Reclassifications

        Certain reclassifications have been made to the previous consolidated financial statements to conform to the 2001 presentation.

2. RECENT BUSINESS COMBINATIONS

East West Mortgage Company

        On December 1, 2000, Vail Banks acquired the assets of East West Mortgage Company (East West), a Colorado limited liability company, and subsequently merged East West into First Western. Consideration included cash of $200,000 and 21,053 shares of Vail Banks common stock valued at $200,000. Expenses paid totaled $6,000. The acquisition was accounted for as a purchase and accordingly, the results of operations of East West have been included in the Company's consolidated financial statements from December 1, 2000. The excess of the purchase price over the fair value of the net identifiable assets acquired has been recorded as goodwill of $393,000 and is being amortized on a straight-line basis over 25 years. See Footnote 1—Recent Accounting Pronouncements.

Estes Bank Corporation

        On July 14, 2000, Vail Banks completed the acquisition of Estes Bank Corporation and its wholly owned subsidiary, United Valley Bank (collectively United Valley), and subsequently merged United Valley into WestStar. Estes Bank Corporation shareholders received $17.7 million in cash and 337,917 shares of Vail Banks common stock valued at $3.2 million. The merger was accounted for as a purchase and accordingly, the results of operations of United Valley have been included in the Company's consolidated financial statements from July 15, 2000. The excess of the purchase price over the fair value of the net identifiable assets acquired has been recorded as goodwill of $13.8 million and is being amortized on a straight-line basis over 25 years. See Footnote 1—Recent Accounting Pronouncements.

        The estimated fair value of assets and liabilities acquired are summarized as follows:

(in thousands)
Cash and due from banks	$4,610
Federal funds sold	4,370
Investment securities	20,015
Loans, net of allowance for loan losses of $1,040	49,510
Premises and equipment	3,821
Other assets	1,833
Goodwill	13,766
Deposits	(75,915)
Other liabilities	(757)

Consideration and expenses paid	$21,253

First Western Mortgage Services, Inc.

        On January 1, 2000, WestStar acquired First Western Mortgage Services, Inc. (First Western) a Colorado corporation, for consideration of $1.5 million that included cash and installment notes. In addition to originating mortgages through its mortgage offices in Avon and Steamboat Springs, First Western originates through all WestStar offices. The excess of the purchase price over the fair value of the net identifiable assets acquired has been recorded as goodwill of $1.5 million and is being amortized on a straight-line basis over 25 years. See Footnote 1—Recent Accounting Pronouncements.

World Savings Branch

        On May 21, 1999, WestStar purchased certain assets and assumed certain liabilities of the Glenwood Springs, Colorado branch of World Savings Bank, FSB, Oakland, California and World Savings and Loan Association, a Federal Savings and Loan Association for $1.3 million in cash. Cash and fixed assets of $36.9 million were received and deposits of $36.8 million were assumed in the transaction. Goodwill of $997,000 was recorded and is being amortized on a straight-line basis over 25 years. See Footnote 1—Recent Accounting Pronouncements.

Pro Forma Results of Operations (Unaudited)

        The operating results of the Company's acquisitions are included in the Company's consolidated results of operations from the dates of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of United Valley had occurred at the beginning of 1999, after giving effect to certain adjustments, including amortization of intangible assets and income taxes. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either what would have occurred had the acquisition been made as of that date or results which may occur in the future.

(in thousands)	2000	1999
Pro forma net interest income	$29,701	$28,307
Pro forma net income	4,873	5,619
Pro forma earnings per share—basic	0.76	0.88
Pro forma earnings per share—diluted	0.75	0.87
Pro forma weighted average common shares—basic	6,388,707	6,378,535
Pro forma weighted average common shares—diluted	6,473,499	6,429,552

3. INVESTMENT SECURITIES

        Investment securities at December 31 consist of the following:

	2001
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
U.S. Treasury	$248	$10	$—	$258
Government agencies	6,465	170	(1)	6,634
State and municipal	2,712	28	(17)	2,723
Mortgage-backed securities	16,473	95	(154)	16,414
FHLMC preferred stock	7,004	31	—	7,035
Trust preferred securities	4,634	—	(137)	4,497

Total debt securities	37,536	334	(309)	37,561
Equity securities	3,027	—	—	3,027

Total securities available for sale	$40,563	$334	$(309)	$40,588

Securities held to maturity
Mortgage-backed securities	$998	$35	$—	$1,033

Total securities held to maturity	$998	$35	$—	$1,033

        During 2001, equity securities were comprised of FHLB stock of $2.1 million, Federal Reserve stock of $793,000, and other equity investments of $184,000.

	2000
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
U.S. Treasury	$498	$5	$—	$503
Government agencies	10,124	3	(59)	10,068
State and municipal	4,044	5	(29)	4,020
Mortgage-backed securities	7,462	—	(86)	7,376

Total debt securities	22,128	13	(174)	21,967
Equity securities	3,027	—	—	3,027

Total securities available for sale	$25,155	$13	$(174)	$24,994

Securities held to maturity
U.S. Treasury	$4,000	$—	$—	$4,000
Mortgage-backed securities	1,208	9	—	1,217

Total securities held to maturity	$5,208	$9	$—	$5,217

        During 2000, equity securities were comprised of FHLB stock of $2.1 million, Federal Reserve stock of $793,000, and other equity investments of $184,000.

        Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and fair value of debt securities by contractual maturity at December 31, 2001 are as follows:

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,959	$1,990	$—	$—
Due after one year through five years	4,289	4,406	—	—
Due after five years through ten years	2,665	2,717	272	283
Due after ten years	28,623	28,448	726	750

	$37,536	$37,561	$998	$1,033

        During the years ended December 31, 2001 and 1999, there were no sales of securities. For the year ended December 31, 2000, the Company sold certain securities received in the United Valley merger. Proceeds from these sales amounted to $19.8 million. There were no gains or losses realized from the sale of these securities.

        Securities with a carrying value of $11.2 million and $19.4 million at December 31, 2001 and 2000, respectively, are pledged as collateral to secure public deposits and for other purposes as permitted or required by law.

        As a member of the FHLB system, the Company is required to maintain an investment in stock of the FHLB equal to the greater of 1% of certain residential mortgages or 5% of FHLB advances. The

Company has a blanket pledge with the FHLB and has pledged all of its FHLB stock and certain qualifying loans to secure outstanding advances from the FHLB. See Footnote 8 for further information.

4. LOANS

        Loans at December 31 consist of the following:

(in thousands)	2001	2000
Commercial, industrial and land	$214,662	$206,959
Real estate—construction	90,449	114,654
Real estate—mortgage	68,898	78,482
Consumer and other	17,716	27,041

	$391,725	$427,136

        As of December 31, 2001 and 2000, $178,000 and $707,000, respectively, of deposit account overdrafts have been reclassified to loans. These amounts are included in the "Consumer and other" category in the table, above. See Footnote 6 for further information.

        Transactions in the Allowance are summarized as follows:

(in thousands)	2001	2000	1999
Allowance at beginning of year	$4,440	$2,739	$2,590
Loans charged off	(996)	(418)	(381)
Recoveries on loans previously charged off	131	32	75
Provision for loan losses	800	1,047	455
Allowance acquired through acquisition	—	1,040	—

Allowance at end of year	$4,375	$4,440	$2,739

        Loans having carrying values of $459,000 and $585,000 were transferred to foreclosed properties during 2001 and 2000, respectively.

        The principal balance of loans on which the accrual of interest has been discontinued was $2.0 million and $1.7 million at December 31, 2001 and 2000, respectively. Interest income that would have been recorded for nonaccrual loans had they been performing in accordance with their contractual requirements was $304,000 and $206,000 for the years ended December 31, 2001 and 2000, respectively. Actual interest income recorded for these loans was $109,000 and $43,000 for the years ended December 31, 2001 and 2000, respectively.

        The following is a summary of information pertaining to impaired loans at December 31:

(in thousands)	2001	2000
Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	3,121	773

Total impaired loans	$3,121	$773

Valuation allowance related to impaired loans	$1,173	$505

        The majority of impaired loans requiring an allowance are measured using the fair value of the underlying collateral since these loans are considered collateral dependent. Any unsecured loans are measured using discounted cash flow analysis of the payments expected over the life of the loan considering any internal or external factors that currently exist that would impact the amount or timing of cash flows.

(in thousands)	2001	2000	1999
Average investment in impaired loans	$3,411	$790	$890
Interest income recognized on impaired loans	150	53	42

5. PREMISES AND EQUIPMENT

        Premises and equipment at December 31 consist of the following:

(in thousands)	2001	2000
Land	$8,943	$8,671
Buildings	28,295	25,378
Leasehold improvements	2,372	2,446
Furniture, fixtures and equipment	11,710	11,601

	51,320	48,096
Accumulated depreciation and amortization	(9,363)	(7,727)

Premises and equipment, net	$41,957	$40,369

        Depreciation and amortization expense on premises and equipment was $2.3 million, $2.2 million and $2.0 million for the years ended December 31, 2001, 2000 and 1999, respectively, and is included in "Other Non-Interest Expense" in the accompanying consolidated statements of income.

        The Company leases certain facilities and equipment under noncancelable operating leases that expire through the year 2011. Several leases have renewal options which extend through 2028. The cost of such renewals is not included, below. Future minimum rental commitments under the leases as of December 31, 2001 are as follows:

(in thousands)
2002	$815
2003	794
2004	755
2005	478
2006	304
Thereafter	459

$3,605

        Rental expense for the years ended December 31, 2001, 2000 and 1999 was $1.1 million, $1.1 million and $590,000, respectively, and is included in "Other Non-Interest Expense" in the accompanying consolidated statements of income.

6. DEPOSITS

        Deposits at December 31 consist of the following:

(in thousands)	2001	2000
Non-interest bearing checking	$103,730	$99,609
Interest bearing checking	74,427	78,486
Money market	134,591	170,737
Savings	30,015	31,474
Certificates of deposit under $100,000	59,705	67,828
Certificates of deposit $100,000 and over	39,882	33,868

	$442,350	$482,002

        As of December 31, 2001 and 2000, $178,000 and $707,000, respectively, of overdrafts have been reclassified to loans. See Footnote 4 for further information.

        Scheduled maturities of time deposits at December 31, 2001 are as follows:

(in thousands)	2002	2003	2004	2005	2006	Total
Certificates of deposit under $100,000	$49,376	$7,310	$2,037	$545	$437	$59,705
Certificates of deposit $100,000 and over	37,417	2,089	376	—	—	39,882

	$86,793	$9,399	$2,413	$545	$437	$99,587

7. RELATED PARTY TRANSACTIONS

        In the ordinary course of business, the Company has loans receivable from directors, executive officers and principal shareholders (holders of more than five percent of the outstanding shares of common stock) of the Company and their affiliates as follows:

(in thousands)
Balance at January 1, 2001	$3,838
New loans, including renewals	584
Payments, including renewals	(398)

Balance at December 31, 2001	$4,024

        Deposits from related parties held by WestStar at December 31, 2001 and 2000 amounted to $6.1 million and $2.2 million, respectively.

        During 2001, the Company paid $9,000 to a director for consulting services provided.

8. BORROWINGS

        WestStar is a member of the FHLB of Topeka and, as a regular part of its business, obtains advances from this FHLB. Advances are collateralized by FHLB stock owned by WestStar, as well as certain mortgages or deeds of trust. As of December 31, 2001, the authorized borrowing line totaled $133.0 million of which $21.1 million was outstanding. Additionally, $24.0 million was a stand-by irrevocable letter of credit pledged as collateral for uninsured public fund deposits. Advances from the FHLB bear interest at a fixed rate and are secured by the Company's FHLB stock and certain qualifying loans receivable. Interest rates on outstanding FHLB borrowings at December 31, 2001 ranged from 1.97% to 5.45%. Interest payments on outstanding advances are due monthly with principal repayments due at maturity. The contractual maturities of borrowings as of December 31, 2001 are as follows:

(in thousands)	Borrowings	Weighted Average Interest Rate
2002	$12,250	2.37%
2003	4,250	3.66%
2004	3,700	4.45%
2005	500	5.10%
2006	400	5.45%

	$21,100	3.12%

        WestStar has also established an unsecured, overnight federal funds line with Bankers' Bank of the West (BBW) which expires on August 31, 2002. As of December 31, 2001, the authorized borrowing line totaled $37.3 million with $0 outstanding.

        On December 4, 2000, the Company entered into a $2.0 million unsecured revolving line of credit with BBW. The line bore interest at the prime rate (9.5% at December 31, 2000) and required an interest payment to be made on April 1, 2001. As of December 31, 2000, $2.0 million was outstanding under the line of credit. All outstanding principal and interest under the line of credit were fully repaid prior to the maturity of July 1, 2001.

9. INCOME TAXES

        Income taxes for the years ended December 31 were allocated as follows:

(in thousands)	2001	2000	1999
Charged (credited) against
Income from continuing operations	$4,323	$3,420	$2,793
Shareholders' equity for unrealized gains (losses) on investment securities	68	181	(254)

	$4,391	$3,601	$2,539

        Income tax expense for the years ended December 31 consists of the following:

(in thousands)	Current	Deferred	Total
Year ended December 31, 2001
Federal	$3,727	$107	$3,834
State	443	46	489

	$4,170	$153	$4,323

Year ended December 31, 2000
Federal	$2,542	$543	$3,085
State	300	35	335

	$2,842	$578	$3,420

Year ended December 31, 1999
Federal	$1,967	$537	$2,504
State	233	56	289

	$2,200	$593	$2,793

        Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate to pretax earnings as a result of the following:

(in thousands)	2001	2000	1999
Computed "expected" federal tax expense	$3,545	$2,848	$2,454
Tax effect of
State income taxes, net of federal income tax effects	298	199	158
Dividends subject to exclusion	(52)	—	—
Tax-exempt interest	(82)	(110)	(91)
Goodwill amortization	559	451	334
Other, net	55	32	(62)

	$4,323	$3,420	$2,793

        Temporary differences between consolidated financial statement carrying amounts and tax bases of assets and liabilities resulting in significant components of deferred income taxes at December 31 are as follows:

(in thousands)	2001	2000
Deferred tax assets
Net operating loss carryforwards	$210	$373
Allowance for loan losses	988	867
Unrealized losses on investment securities available for sale	—	59
Write-off of purchased goodwill with remaining tax basis	667	732
Other	434	489

Total deferred tax assets	2,299	2,520

Deferred tax liabilities
Basis of premises and equipment	1,648	1,694
Unrealized gains on investment securities available for sale	9	—
Other	145	108

Total deferred tax liabilities	1,802	1,802

Net deferred tax asset	$497	$718

        Net deferred tax assets are included in "Other Assets" in the accompanying consolidated balance sheets. In assessing the realization of deferred tax assets, management considers the reversal of existing temporary differences and estimated future taxable income. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income in the period in which temporary differences become deductible. The Company believes that it is more likely than not that the deferred tax assets will be realized.

        The Company has $6.4 million in net operating loss carryforwards for state income tax purposes, the components of which expire in the years 2004 through 2011. These net operating loss carryforwards are subject to separate return limitations.

10. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

        The Company is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

        At December 31, the following financial instruments were outstanding whose contract amounts represent credit risk:

(in thousands)	2001	2000
Financial instruments whose contractual amounts represent credit risk
Commitments to extend credit	$56,231	$75,963
Letters of credit	7,167	9,999

	$63,398	$85,962

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

11. TRUST PREFERRED SECURITIES

        During February 2001, Vail Banks formed Vail Banks Statutory Trust I (Trust I), a wholly owned subsidiary. On February 22, 2001, Trust I issued $16.5 million of 10.20% trust preferred securities (the Trust I Securities). Interest on the Trust I Securities is payable semi-annually. The Trust I Securities have a 30-year maturity with a 10-year call option. The 3% underwriting fee was capitalized and is included in "Other Assets" in the accompanying consolidated balance sheets. The fee is being amortized to expense over the 10-year call period. A portion of the proceeds from the Trust I Securities was used to pay the $2 million outstanding principal plus accrued interest on the line of credit with Bankers' Bank of the West. The remainder of the proceeds was used for general corporate purposes including the repurchase of shares of common stock and for a capital contribution into WestStar. See Footnotes 8 and 13 for further information.

        During March 2001, Vail Banks formed Vail Banks Statutory Trust II (Trust II), a wholly owned subsidiary. On March 28, 2001, Trust II issued $7.5 million of 10.18% trust preferred securities (the Trust II Securities). Interest on the Trust II Securities is payable semi-annually. The Trust II Securities have a 30-year maturity with a 10-year call option. The 3% underwriting fee was capitalized and is included in "Other Assets" in the accompanying consolidated balance sheets. The fee is being amortized to expense over the 10-year call period. Proceeds from the Trust II Securities were used for general corporate purposes including the repurchase of shares of common stock. See Footnote 13 for further information.

12. LEGAL CONTINGENCIES

        From time to time, the Company is party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans and other issues relating to the business of the Company. Management of the Company does not believe that there is any pending or threatened proceeding against the Company, which would have a material effect on the Company's consolidated financial statements.

13. SHAREHOLDERS' EQUITY

Stock Repurchase Plan

        During February 2001, the Board authorized the repurchase of up to $10 million in outstanding shares of the Company's common stock. In September 2001, the Board reauthorized the repurchase program to allow for a total of $17 million in repurchases (including repurchases previously completed) through September 2002. As of December 31, 2001, 727,690 shares of common stock had been repurchased at an average price of $11.40 per share.

Dividends

        Payment of dividends is at the discretion of the Board and is determined by taking into account the earnings, capital levels, cash requirements, and the financial condition of Vail Banks and WestStar, as well as applicable government regulations and other relevant factors. The principal source of Vail Banks' income is dividends from WestStar. There are statutory and regulatory requirements applicable to the payment of dividends by WestStar to Vail Banks, as well as by Vail Banks to its shareholders. At December 31, 2001, net assets available from WestStar to pay dividends without prior approval from regulatory authorities totaled $18.5 million.

Stock Incentive Plan

        In January 1998, the Company adopted a Stock Incentive Plan (the Plan) pursuant to which the Compensation Committee (the Committee) of the Board may grant incentive stock options, nonqualified stock options, restricted stock awards and performance share awards to certain employees, directors and others who perform services for the Company.

        The number of shares available for grant of awards under the Plan, if any, will be determined by the Company's shareholders. If granted, outstanding options will be counted against the authorized pool of shares, regardless of their vested status. At December 31, 2001, there were 147,163 shares available for grant under the Plan.

        The option exercise price for each stock option grant will not be less than the fair market value on the date the option is granted. The Committee may determine the restrictions and conditions under which options may be exercised. Options must be exercised within ten years of the date granted.

        The following table summarizes the Company's stock option activity and related information for the three years ended December 31, 2001:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 1999	316,000	$8.66
Granted	124,270	11.48
Forfeited	(7,150)	9.65
Exercised	—	0.00

Options outstanding at December 31, 1999	433,120	9.46
Granted	212,262	9.46
Forfeited	(51,750)	9.94
Exercised	(11,250)	8.54

Options outstanding at December 31, 2000	582,382	9.43
Granted	88,736	10.61
Forfeited	(27,688)	10.37
Exercised	(9,750)	8.77

Options outstanding at December 31, 2001	633,680	$9.59

Options exercisable at December 31, 2001	309,575	$9.29

        The following table summarizes information pertaining to stock options outstanding as of December 31, 2001:

	Options Outstanding
		Weighted Average Remaining Contractual Life (Years)		Options Exercisable
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$8.00 - $8.99	228,398	6.3	$8.54	170,486	$8.54
9.00 - 9.99	224,739	7.8	9.45	85,779	9.44
10.00 - 10.99	107,543	8.5	10.36	23,810	10.50
11.00 - 11.99	20,000	9.5	11.84	—	0.00
12.00 - 12.99	53,000	7.1	12.25	29,500	12.25

	633,680	7.4	$9.59	309,575	$9.29

        During July 2000, the Company granted 80,000 stock options to an officer of the Company, who subsequently resigned in November 2000. Upon the officer's resignation 70,400 unvested shares were not forfeited, but were instead allowed to continue vesting. The Company is recognizing compensation expense of $268,000 ratably over the vesting period of 4 years. In accordance with SFAS 123 and Financial Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the Company recognized compensation expense related to these options of $53,000 and $8,000 during 2001 and 2000, respectively.

        The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock options granted to employees under the Plan. Accordingly, no compensation cost for employee grants has been recognized in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its employee stock options consistent with the method prescribed by SFAS 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

(in thousands, except per share data)	2001	2000	1999
Net income
As reported	$6,103	$4,956	$4,424
Pro forma	5,803	4,695	4,254
Earnings per share—diluted
As reported	$1.00	$0.79	$0.73
Pro forma	0.94	0.74	0.69

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used:

	2001	2000	1999
Dividend yield	1.8%	1.5%	0.0%
Expected life	7 years	4 years	4 years
Expected volatility	27.0%	25.0%	27.0%
Risk-free interest rate	5.2%	6.4%	6.6%
Fair value per option, computed based on the assumptions, above	$3.43	$2.48	$3.55

        The Plan provides for the grant of restricted stock awards subject to restrictions, which the Committee may determine. The restrictions would typically require continued employment in order to vest in the restricted stock. Vesting may also be based upon attainment of certain performance measures.

        In November 1999, the Company granted 28,762 restricted shares of common stock to officers of the Company. These shares were granted under the Plan. The Company is recognizing compensation expense of $302,000 ratably over the vesting period of 10 years. For the years ended December 31, 2001, 2000 and 1999, compensation expense related to the vested shares was $30,000, $30,000 and $3,000, respectively.

        In January 2000, the Company granted 11,810 restricted shares of common stock to an officer of the Company. These shares were granted under the Plan. The Company is recognizing compensation expense of $112,000 ratably over the vesting period of 10 years. For the years ended December 31, 2001 and 2000, compensation expense related to the vested shares was $11,000 and $10,000, respectively.

        In July 2000, the Company granted 50,000 restricted shares of common stock to an officer of the Company. These shares were granted under the Plan and 45,000 of these shares were canceled in November 2000 due to the officer's resignation. For the year ended December 31, 2000, compensation expense related to the vested shares was $48,000. No additional compensation expense was recognized on these shares for the year ended December 31, 2001.

        In January 2001, the Company granted 11,708 restricted shares of common stock to several officers of the Company. The Company is recognizing compensation expense of $120,000 ratably over the vesting period of 10 years. For the year ended December 31, 2001, compensation expense related to the vested shares was $11,000. Also during January 2001, the Company granted 4,000 restricted shares of common stock to an officer that vests over five years. The Company is recognizing compensation expense of $41,000 ratably over this vesting period, and for the year ended December 31, 2001, compensation expense related to the vested shares was $4,000.

Earnings Per Share

        The following table presents the net income and weighted average common shares outstanding used to calculate earnings per share for the years ended December 31:

(in thousands, except share data)	2001	2000	1999
Basic earnings per share computation
Net income available to common shareholders	$6,103	$4,956	$4,424

Weighted average shares outstanding—basic	5,965,374	6,205,669	6,040,618

Basic earnings per share	$1.02	$0.80	$0.73

Diluted earnings per share computation
Net income available to common shareholders	$6,103	$4,956	$4,424

Weighted average shares outstanding—basic	5,965,374	6,205,669	6,040,618
Shares assumed issued:
Stock options	101,225	31,087	50,136
Restricted stock	44,504	53,705	881

Weighted average shares outstanding—diluted	6,111,103	6,290,461	6,091,635

Diluted earnings per share	$1.00	$0.79	$0.73

        Options to purchase an average of 62,000, 133,000 and 70,000 shares of common stock at average exercise prices of $12.19, $11.36, and $12.25 per share were outstanding during 2001, 2000, and 1999, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of these options was greater than the average market prices of the common stock during the year.

14. WRITE-OFF OF CORRESPONDENT BANK ACCOUNT TRANSACTIONS

        The Company determined that certain correspondent bank account transactions were not properly recorded during the fourth quarter of 2000 and third quarter of 1999. As a result, the Company took charges of $139,000 and $680,000, pre-tax, during 2000 and 1999, respectively, for the probable uncollectibility of those items.

15. 401(k) PLAN

        In August 1996, the Company established a qualified 401(k) Plan (the 401(k) Plan) covering all full-time employees, as defined in the 401(k) Plan. Employees who are eligible may currently defer up to 22% of their compensation, subject to certain limitations imposed by the Internal Revenue Code. The Company makes matching contributions equal to a discretionary percentage of the employees' contributions; these matches were made in Vail Banks stock during 2001 and in cash during 2000 and 1999. Matching contributions vest ratably over a five-year period. In addition, the Company may make additional profit sharing contributions. Employer contributions to the 401(k) Plan for the years ended December 31, 2001, 2000 and 1999 were $216,000, $96,000 and $56,000, respectively, and are included in "Non-Interest Expense—Salaries and Employee Benefits" in the accompanying consolidated statements of income.

16. REGULATORY MATTERS

        The Company and WestStar are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and WestStar's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and WestStar must meet specific capital requirements that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions, which become more extensive as an institution becomes more severely undercapitalized. Prompt corrective action provisions are not applicable to bank holding companies.

        Quantitative measures established by regulation to ensure capital adequacy require the Company and WestStar to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

        As of December 31, 2001, WestStar was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed WestStar's category. The Company's and WestStar's actual capital amounts and ratios as of December 31, 2001 and 2000 are also presented in the table.

					Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
			Minimum Capital Requirement
	Actual
(in thousands)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2001
Total Capital to Risk-Weighted Assets
Vail Banks, Inc.	$55,656	13.41%	$33,194	8%	N/A	N/A
WestStar Bank	50,669	12.24%	33,110	8%	$41,388	10%
Tier 1 Capital to Risk-Weighted Assets
Vail Banks, Inc.	48,661	11.73%	16,597	4%	N/A	N/A
WestStar Bank	46,294	11.19%	16,555	4%	24,833	6%
Tier 1 Capital to Adj. Average Assets (also known as leverage ratio)
Vail Banks, Inc.	48,661	9.43%	20,649	4%	N/A	N/A
WestStar Bank	46,294	8.99%	20,605	4%	25,756	5%
As of December 31, 2000
Total Capital to Risk-Weighted Assets
Vail Banks, Inc.	$33,150	8.25%	$32,155	8%	N/A	N/A
WestStar Bank	33,326	8.31%	32,071	8%	$40,089	10%
Tier 1 Capital to Risk-Weighted Assets
Vail Banks, Inc.	28,710	7.14%	16,077	4%	N/A	N/A
WestStar Bank	28,886	7.21%	16,036	4%	24,053	6%
Tier 1 Capital to Adj. Average Assets (also known as leverage ratio)
Vail Banks, Inc.	28,710	5.45%	21,075	4%	N/A	N/A
WestStar Bank	28,886	5.49%	21,040	4%	26,300	5%

        As of September 30, 2000, WestStar's Total Risk-Based Capital ratio fell to 7.67%, which was below the adequately capitalized designation pursuant to the FDIC's prompt corrective action provisions. Additionally, WestStar's Tier 1 ratio fell to 6.61%, which was below the well-capitalized designation. Management anticipated that WestStar's capital ratios would deteriorate during the third quarter of 2000 as a result of the United Valley merger. As a condition of approval of the United Valley merger by the Federal Reserve, Vail Banks committed that WestStar's capital would exceed the minimum requirements for well-capitalized by June 30, 2001. As of February 2001, WestStar had restored all of its capital ratios to well-capitalized levels as a result of Vail Banks issuing $16.5 million in trust preferred securities and contributing a portion of the proceeds as capital to WestStar. Regulatory guidelines permit trust preferred securities, subject to certain limitations, to be included in the calculation of Tier 1 and Total Risk Based capital. See Note 11 for further information on this transaction.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based on quoted market prices. However, in most instances, there are no quoted market prices for the Company's financial instruments, with the exception of the investment portfolio. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are highly subjective and judgmental in nature and are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

        The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

        Cash and due from banks:    The carrying amounts of cash and due from banks approximate fair value.

        Federal funds sold:    The carrying amounts of federal funds sold approximate their fair values as these instruments are usually overnight, but always mature within ninety days.

        Investment securities:    Fair values for securities, excluding FHLB and Federal Reserve stock, are based on quoted market prices. The carrying values of FHLB and Federal Reserve stock approximate fair value based on the redemption provisions of the FHLB and Federal Reserve. If quoted bid prices are not available, fair value is estimated using quoted market prices for similar securities.

        Loans held for sale:    The carrying amounts of mortgage loans held for sale approximates fair value due to the short period of time between origination of these loans and their sale (i.e. less than 90 days).

        Loans:    The fair value of fixed rate loans is estimated by discounting the future cash flows using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

        Deposits:    The fair value of non-interest bearing and interest bearing demand deposits and savings accounts is determined to be the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities.

        Short-term borrowings:    The carrying amounts of federal funds purchased and other short-term borrowings maturing within ninety days approximates their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

        Long-term borrowings and trust preferred securities:    The fair values of the Company's long-term borrowings and trust preferred securities are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

        The carrying amounts and estimated fair values of financial instruments at December 31 are as follows:

	2001		2000
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$21,711	$21,711	$24,670	$24,670
Federal funds sold	13,815	13,815	—	—
Investment securities	41,586	41,621	30,202	30,211
Loans held for sale	6,950	6,950	632	632
Loans	391,725	394,818	427,136	421,907
Financial liabilities
Deposits, demand and savings	342,763	342,763	380,306	380,306
Deposits with stated maturities	99,587	100,538	101,696	101,714
Short-term borrowings	12,250	12,247	10,410	10,410
Long-term borrowings	8,850	8,752	—	—
Trust preferred securities	24,000	24,000	—	—

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        Selected quarterly financial data of the Company for the eight quarters ended December 31, 2001 are as follows:

	2001				2000
(in thousands, except share data)
	Mar-31	Jun-30	Sep-30	Dec-31	Mar-31	Jun-30	Sep-30	Dec-31
Total interest income	$11,289	$10,916	$10,301	$9,459	$9,540	$10,186	$11,770	$11,750
Net interest income	7,195	7,319	7,292	7,029	6,342	6,595	7,433	7,183
Provision for loan losses	300	200	75	225	300	300	147	300
Net interest income after provision for loan losses	6,895	7,119	7,217	6,804	6,042	6,295	7,286	6,883
Income before income taxes	2,360	2,624	2,821	2,621	1,985	2,372	2,343	1,676
Net income	1,353	1,528	1,661	1,561	1,182	1,505	1,388	881
Earnings per share—basic	$0.21	$0.26	$0.29	$0.27	$0.20	$0.25	$0.22	$0.14
Earnings per share—diluted	$0.21	$0.25	$0.28	$0.27	$0.19	$0.25	$0.22	$0.14

19. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

        Financial information pertaining only to Vail Banks is as follows:

Condensed Balance Sheets
December 31,

(in thousands)	2001	2000
ASSETS
Cash and due from banks	$3,584	$1,089
Investments in subsidiaries	82,800	65,412
Other assets	2,624	2,411

	$89,008	$68,912

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable	$—	$2,000
Balances due to subsidiaries	25,415	—
Other liabilities	137	482

	25,552	2,482
Shareholders' equity	63,456	66,430

	$89,008	$68,912

Condensed Statements of Income
Years Ended December 31,

(in thousands)	2001	2000	1999
Income
Equity in earnings of subsidiaries	$8,311	$6,194	$5,043
Other	70	7	72

	8,381	6,201	5,115

Expenses
Interest	2,112	10	14
Salaries, benefits and other compensation	882	1,349	469
Other	628	720	499

	3,622	2,079	982

Income before income taxes	4,759	4,122	4,133
Income tax benefit	1,344	834	291

Net income	$6,103	$4,956	$4,424

Condensed Statements of Cash Flows
Years Ended December 31,

(in thousands)	2001	2000	1999
Cash flows from operating activities
Net income	$6,103	$4,956	$4,424
Adjustments to reconcile net income to net cash used by operating activities
Equity in undistributed income of subsidiaries	(8,311)	(6,194)	(2,477)
Depreciation and amortization	78	85	111
Common stock issued for services	—	—	3
Change in other assets and accrued liabilities net of effect of purchase business combinations	236	37	(3,181)

Net cash used by operating activities	(1,894)	(1,116)	(1,120)

Cash flows from investing activities
Acquisition of subsidiary banks, net of effect of purchase business combinations	—	837	—
Advances to subsidiaries	(8,959)	(3,000)	—
Other	(91)	73	—

Net cash used by investing activities	(9,050)	(2,090)	—

Cash flows from financing activities, net of effect of purchase business combinations
Repayment of notes payable	—	—	(1,114)
(Repayment of) proceeds from line of credit	(2,000)	2,000	—
Proceeds from issuance of trust preferred securities	24,743	—	—
Proceeds from issuance of common stock	86	96	—
Repurchase of common stock	(8,299)	—	—
Payment of cash dividends on common stock	(1,091)	(759)	—

Net cash provided (used) by financing activities	13,439	1,337	(1,114)

Net increase (decrease) in cash	2,495	(1,869)	(2,234)
Cash and due from banks at beginning of year	1,089	2,958	5,192

Cash and due from banks at end of year	$3,584	$1,089	$2,958

20. SUBSEQUENT EVENTS (UNAUDITED)

        On January 21, 2002, the Board declared a regular quarterly dividend of $0.05 per share to shareholders of record on February 1, 2002. The dividend was paid on February 15, 2002.

        On January 24, 2002, the Board approved the grant of 117,504 shares of restricted stock to several officers of the Company. The Company will recognize compensation expense of $1.3 million ratably over the vesting period of 10 years.

        On February 1, 2002, the Company closed four WestStar branch locations. The branches were limited service facilities located near larger full-service WestStar branches. The Company has consolidated the related customer accounts into these nearby branches and there has been limited customer attrition as a result of the closings.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAIL BANKS, INC.
By:	/s/ LISA M. DILLON Lisa M. Dillon President March 25, 2002
By:	/s/ PETER G. WILLISTON Peter G. Williston Chief Financial Officer March 25, 2002

POWER OF ATTORNEY AND SIGNATURES

        KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints E.B. Chester, Jr. or Lisa M. Dillon and either of them (with full power in each to act alone), as true and lawful attorneys-in-fact, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that said attorney-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

        Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the 25th day of March 2002.

Signature	Title

/s/ E. B. CHESTER, JR. E. B. Chester, Jr.	Chairman
/s/ LISA M. DILLON Lisa M. Dillon	President and Director (principal executive officer)
/s/ PETER G. WILLISTON Peter G. Williston	Senior Executive Vice President and Chief Financial Officer (principal accounting officer and principal financial officer)
/s/ KAY H. CHESTER Kay H. Chester	Director
/s/ DENNIS R. DEVOR Dennis R. Devor	Director

/s/ JAMES G. FLAUM James G. Flaum	Director
/s/ GEORGE N. GILLETT, JR. George N. Gillett, Jr.	Director
/s/ DAN E. GODEC Dan E. Godec	Director
/s/ S. DAVID GORSUCH S. David Gorsuch	Director
/s/ JAMES M. GRIFFIN James M. Griffin	Director
/s/ MARTIN T. HART Martin T. Hart	Director
/s/ JACK G. HASELBUSH Jack G. Haselbush	Director
/s/ GARNER F. HILL, II Garner F. Hill, II	Director
/s/ ROBERT L. KNOUS, JR. Robert L. Knous, Jr.	Director
/s/ KENT MYERS Kent Myers	Director
/s/ BYRON A. ROSE Byron A. Rose	Director
/s/ DONALD L. VANDERHOOF Donald L. Vanderhoof	Director