Form 10-Q
period 2002-03-31
VAIL BANKS INC
filed 2002-05-14
CIK 1035770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

Commission File Number 000-25081

VAIL BANKS, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1250561
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

108 South Frontage Road West, Vail, Colorado	81657
(Address of principal executive offices)	(Zip Code)

(970) 476-2002

Registrant’s telephone number, including area code:

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   As of April 30, 2002, there were 5,878,650 shares of common stock ($1.00 par value per share) outstanding.

Form 10-Q
For the QUARTER Ended MARCH 31, 2002

TABLE OF CONTENTS
PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets	3
Consolidated Statements of Income and Comprehensive Income	4
Consolidated Statements of Cash Flows	5
Notes to Unaudited Consolidated Financial Statements	7

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements	12
Basis of Presentation	12
Overview	12
Results Of Operations	13
Financial Condition	14
Asset Quality	15
Liquidity	16
Capital Resources	18
Recently Issued Accounting Standards	19

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

PART II OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.	22

PART I           FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

VAIL BANKS, INC.

Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except share data)	2002	2001

ASSETS	(unaudited)

Cash and due from banks	$21,936	$21,711
Federal funds sold	30,000	13,815
Investment securities, available for sale	73,103	40,588
Investment securities, held to maturity (fair value of
$952 and $1,033 as of March 31, 2002 and December 31, 2001, respectively)	923	998
Loans held for sale	5,159	6,950
Loans (includes related party loans of $4,032 and $4,024
as of March 31, 2002 and December 31, 2001, respectively)	367,326	391,725
Allowance for loan losses	(4,477)	(4,375)

Net loans	362,849	387,350
Premises and equipment, net	42,404	41,957
Interest receivable	2,795	2,571
Intangible assets, net	36,860	36,860
Other assets	3,071	2,531

	$579,100	$555,331

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits
Non-interest bearing	$97,660	$103,730
Interest bearing	358,389	338,620

Total deposits	456,049	442,350
Short-term Federal Home Loan Bank advances	12,150	12,250
Long-term Federal Home Loan Bank advances	17,850	8,850
Interest payable and other liabilities	4,042	3,724

Total liabilities	490,091	467,174
Minority interest	723	701
Trust preferred securities	24,000	24,000

Shareholders’ equity
Preferred stock – $1 par value; 2,250,000 shares authorized, no shares
issued and outstanding at March 31, 2002 and December 31, 2001, respectively	—	—
Common stock – $1 par value; 20,000,000 shares authorized,
5,871,656 and 5,754,152 shares issued and outstanding at
March 31, 2002 and December 31, 2001, respectively	5,871	5,754
Additional paid-in capital	42,471	42,531
Retained earnings	16,388	15,155
Accumulated other comprehensive (loss) income, net of tax (benefit) expense of $(256) and $9 at March 31, 2002 and December 31, 2001, respectively	(444)	16

Total shareholders’ equity	64,286	63,456

	$579,100	$555,331

The accompanying unaudited notes are an integral part of these consolidated financial statements

Vail Banks, Inc.
Consolidated Statements of Income and Comprehensive Income
(in thousands, except share data)

	Three months ended March 31,

	2002	2001

	(unaudited)	(unaudited)

Interest income
Interest and fees on loans	$7,888	10,674
Interest on investment securities	728	395
Interest on federal funds sold and other short-term investments	82	220

Total interest income	8,698	11,289

Interest expense
Deposits	1,337	3,870
Borrowings	183	38
Trust preferred securities	612	186

Total interest expense	2,132	4,094

Net interest income	6,566	7,195
Provision for loan losses	212	300

Net interest income after provision for loan losses	6,354	6,895

Non-interest income
Deposit related	882	950
Mortgage broker fees	1,134	673
Other	904	765

	2,920	2,388

Non-interest expense
Salaries and employee benefits	4,073	3,660
Occupancy	791	736
Furniture and equipment	706	704
Amortization of intangible assets	—	416
Other	1,348	1,407

	6,918	6,923

Income before income tax expense	2,356	2,360
Income tax expense	836	1,007

Net income	1,520	1,353
Net change in unrealized (loss) gain on investment securities available for sale, net of taxes	(460)	142

Comprehensive income	$1,060	1,495

Earnings per share
Basic	$0.27	0.21

Diluted	$0.26	0.21

Weighted average common shares
Basic	5,680,277	6,380,792
Diluted	5,943,687	6,502,996

The accompanying unaudited notes are an integral part of these consolidated financial statements

Vail Banks, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,

	2002	2001

	(unaudited)	(unaudited)

Cash flows from operating activities
Net income	$1,520	1,353
Adjustments to reconcile net income to net cash provided by operating activities
Net amortization of premiums on investment securities	65	8
Provision for loan losses	212	300
Depreciation and amortization of premises and equipment	578	559
Loss on sale of premises and equipment	2	25
Amortization of intangible assets	—	416
Gain on sale of foreclosed properties	(74)	—
Recognition of stock compensation on restricted common stock	44	14
Recognition of stock compensation on non-employee stock options	13	17
Deferred income tax expense	—	81
Changes in operating assets and liabilities, net of effect of purchase business combinations
Loans held for sale	1,791	(2,600)
Interest receivable	(224)	449
Other assets	(220)	46
Interest payable and other liabilities	318	(103)
Other, net	22	14

Net cash provided by operating activities	4,047	579

Cash flows from investing activities, net of effect of purchase business combinations
Purchases of investment securities, available for sale	(37,804)	(2,500)
Proceeds from maturities of investment securities, held to maturity	76	4,032
Proceeds from maturities/calls of investment securities, available for sale	4,498	3,225
Net decrease in loans	24,000	9,512
Purchases of premises and equipment	(1,027)	(805)
Proceeds from sales of foreclosed properties	308	—

Net cash paid for acquisitions	—	(2)
Net cash (used in) provided by investing activities	(9,949)	13,462

Cash flows from financing activities, net of effect of purchase business combinations
Net increase in deposits	13,699	5,711
Net decrease in federal funds purchased	—	(8,410)
Net increase in Federal Home Loan Bank advances	8,900	—
Repayment of line of credit	—	(2,000)
Proceeds from issuance of trust preferred securities	—	24,000
Proceeds from issuance of common stock	—	46
Repurchase of common stock	—	(2,984)
Payment of cash dividends on common stock	(287)	(260)

Net cash provided by financing activities	22,312	16,103

Net increase in cash and cash equivalents	16,410	30,144
Cash and cash equivalents at beginning of period	35,526	24,670

Cash and cash equivalents at end of period	$51,936	54,814

Vail Banks, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Three months ended March 31,

	2002	2001

	(unaudited)	(unaudited)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest expense	$2,368	4,033

Income taxes	$—	—

Non-cash investing and financing transactions Foreclosure of collateralized loans, net of reserve	$289	—

Unrealized (loss) gain on investment securities available for sale, net of taxes	$(460)	142

Reclassification of software from premises and equipment to other assets	$—	454

Issuance of restricted common stock	$117	16

Goodwill recorded in connection with acquisitions
Cash outflows for business acquisitions (net of cash acquired)	$—	2
Net assets acquired (assets acquired less liabilities issued and assumed)	—	—

Goodwill recorded	$—	2

The accompanying unaudited notes are an integral part of these consolidated financial statements

Vail Banks, Inc.

Notes to Unaudited Consolidated Financial Statements

1.  ORGANIZATION AND BASIS OF PRESENTATION

                 The accompanying unaudited consolidated financial statements include the accounts of Vail Banks, Inc. (Vail Banks) and its wholly owned subsidiaries, WestStar Bank (WestStar), Vail Banks Statutory Trust I, and Vail Banks Statutory Trust II.   WestStar and Vail Banks own a combined 54.04% interest in Avon 56 Limited and WestStar owns a 100% interest in First Western Mortgage Services which are also included in the accompanying consolidated financial statements.  All entities are collectively referred to as “the Company.”  All significant intercompany accounts and transactions have been eliminated in consolidation.

                The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the consolidated financial statements as of December 31, 2001.  These interim unaudited consolidated financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2001.

                In the opinion of the Company, all adjustments necessary, consisting of only normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements.  Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the full year.

                Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

2.  INVESTMENT SECURITIES

                Investment securities consist of the following:

	March 31, 2002		December 31, 2001

	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value

Securities available for sale
U.S. Treasury	$249	$255	$248	$258
Government agencies	18,852	18,804	6,465	6,634
State and municipal	2,536	2,544	2,712	2,723
Mortgage-backed securities	39,483	38,978	16,473	16,414
FHLMC preferred stock	4,502	4,484	7,004	7,035
Trust preferred securities	4,628	4,485	4,634	4,497

Total debt securities	70,250	69,550	37,536	37,561
Equity securities	3,553	3,553	3,027	3,027

Total securities available for sale	$73,803	$73,103	$40,563	$40,588

Securities held to maturity
Mortgage-backed securities	$923	$952	$998	$1,033

Total securities held to maturity	$923	$952	$998	$1,033

                As of March 31, 2002, equity securities were comprised of Federal Home Loan Bank (FHLB) stock of $1.5 million, Federal Reserve stock of $1.9 million, and other equity investments of $184,000.   As of December 31, 2001, equity securities were comprised of FHLB stock of $2.1 million, Federal Reserve stock of $793,000, and other equity investments of $184,000.

                The following table presents the components of investment income for the three months ended March 31, 2002 and 2001.

(in thousands)	March 31, 2002	March 31, 2001

Taxable interest income	$587	$297
Nontaxable interest income	92	45
Dividends	49	53

	$728	$395

3.  LOANS

                Loans consist of the following:

(in thousands)	March 31, 2002	December 31, 2001

Commercial, industrial and land	$210,401	$214,662
Real estate – construction	78,924	90,449
Real estate – mortgage	62,487	68,898
Consumer and other	15,514	17,716

	$367,326	391,725

                As of March 31, 2002 and December 31, 2001, $344,000 and $178,000, respectively, of deposit account overdrafts have been reclassified to loans.

                In the ordinary course of business, the Company has loans receivable from directors, executive officers and principal shareholders (holders of more than five percent of the outstanding shares of common stock) of the Company and their affiliates as follows:

(in thousands)	2002

Balance at January 1, 2002	$4,024
New loans, including renewals	53
Payments, including renewals	(45)

Balance at March 31, 2002	$4,032

4.  PROVISION AND ALLOWANCE FOR LOAN LOSSES

                Transactions in the allowance are summarized as follows:

(in thousands)	2002

Allowance at January 1, 2002	$4,375
Loans charged off	(171)
Recoveries on loans previously charged off	61
Provision for loan losses	212

Allowance at March 31, 2002	$4,477

5.  INTANGIBLE ASSETS

                During June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which provides guidance on how to account for goodwill and intangible assets after an acquisition has been completed.  Specifically, all new and pre-existing goodwill will no longer be amortized, but instead will be tested for impairment on an annual basis. The Company adopted the provisions of SFAS 142 on January 1, 2002 and determined that the net unamortized goodwill of $36.9 million was not impaired as of that date.

                The following table presents comparative net income as if goodwill amortization expense had not been recorded for the period ended March 31, 2001:

(in thousands, except per share data)	March 31, 2002	March 31, 2001

NET INCOME
Reported net income	$1,520	$1,353
Add back: Goodwill amortization	—	416

Adjusted net income	$1,520	$1,769

BASIC EARNINGS PER SHARE
Reported basic earnings per share	$0.27	$0.21
Add back: Effect of goodwill amortization	—	0.07

Adjusted basic earnings per share	$0.27	$0.28

DILUTED EARNINGS PER SHARE
Reported diluted earnings per share	$0.26	$0.21
Add back: Effect of goodwill amortization	—	0.06

Adjusted diluted earnings per share	$0.26	$0.27

6.  BORROWINGS

                WestStar is a member of the FHLB of Topeka and, as a regular part of its business, obtains both short and long-term advances from this FHLB. Advances are collateralized primarily by FHLB stock owned by WestStar and certain mortgages or deeds of trust. As of March 31, 2002, the authorized borrowing line totaled $123.0 million of which $30.0 million was outstanding ($12.1 million was short-term and $17.9 million was long-term). Additionally, $24.0 million was a stand-by irrevocable letter of credit pledged as collateral for uninsured public fund deposits.

                WestStar has also established an unsecured, overnight federal funds line with Bankers’ Bank of the West that expires on August 31, 2002.  As of March 31, 2002, the authorized borrowing line totaled $37.3 million with $0 outstanding.

7.  SHAREHOLDERS’ EQUITY

Stock Repurchase Plan

                During February 2001, the Board authorized the repurchase of up to $10 million in outstanding shares of the Company’s common stock.  In September 2001, the Board reauthorized the repurchase program to allow for a total of $17 million in repurchases (including repurchases previously completed) through September 2002.  There were no repurchases completed during the first quarter of 2002.  As of March 31, 2002, a cumulative total of 727,690 shares of common stock had been repurchased at an average price of $11.40 per share.

Restricted Stock

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

                The following table presents the net income and weighted average common shares outstanding used to calculate earnings per share for the three months ended March 31, 2002 and 2001:

	March, 31

(in thousands, except share data)	2002	2001

Basic earnings per share computation

Net income available to common shareholders	$1,520	$1,353

Weighted average shares outstanding – basic	5,680,277	6,380,792

Basic earnings per share	$0.27	$0.21

Diluted earnings per share computation

Net income available to common shareholders	$1,520	$1,353

Weighted average shares outstanding – basic
Shares assumed issued:
Stock options	110,851	73,028
Restricted stock	152,559	49,176

Weighted average shares outstanding – diluted	5,943,687	6,502,996

Diluted earnings per share	$0.26	0.21

            Options to purchase an average of 72,000 and 105,000 shares of common stock at average exercise prices of $12.14 and $11.46 per share were outstanding during the three months ended March 31, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of these options was greater than the average market prices of the common stock during the quarter.

8.  REGULATORY MATTERS

            As of March 31, 2002, the Company met all capital adequacy requirements to which it was subject.  As of March 31, 2002, the Company had Tier 1 and Total Risk-Based Capital ratios of 12.46% and 14.11%, respectively, and a Leverage ratio of 9.50%.  Regulatory guidelines permit the Company’s trust preferred securities to be included in the calculation of Tier 1 and Total Risk-Based capital, subject to certain limitations.

            As of March 31, 2002, WestStar met all capital adequacy requirements to which it was subject and exceeded the minimum ratios to be designated as “well-capitalized.”  As of March 31, 2002, WestStar had Tier 1 and Total Risk-Based Capital ratios of 12.01% and 13.12%, respectively, and a Leverage ratio of 9.15%.

9.  RECENTLY ISSUED ACCOUNTING STANDARDS

            During June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and discontinues the use of the pooling-of-interests method.  The Company adopted the provisions of SFAS 141 on January 1, 2002.  Adoption did not have an effect on the Company’s consolidated financial statements.  SFAS 142 provides guidance on how to account for goodwill and intangible assets after an acquisition has been completed.   Specifically, amortization of new and pre-existing goodwill has been eliminated, and instead, goodwill will be tested for impairment on an annual basis. The Company adopted the provisions of SFAS 142 on January 1, 2002.   See “Note 5—Intangible Assets” for a discussion of the impact of this statement on the Company.

            During June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The Company adopted this statement as of January 1, 2002, which did not have an effect on the Company’s consolidated financial condition or results of operations.

            During August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The Company adopted this statement as of January 1, 2002.  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. Adoption of this standard did not have an effect on the Company’s consolidated financial condition or results of operations.

            In December 2001, the American Institute of Certified Public Accountants’ Accounting Standards Executive Committee issued Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.  The SOP is effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of this standard did not have an effect on results of operations and consolidated financial condition.

10.  SUBSEQUENT EVENTS

            On April 16, 2002, the Board of Directors declared a regular quarterly dividend of $0.05 per share to shareholders of record on May 3, 2002.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

            This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts.  When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements.  These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.  Actual results may differ materially from the results discussed in these forward-looking statements as a result of the impact of economic conditions and interest rates, loan losses, risks related to the execution of the Company’s growth strategy, the possible loss of key personnel, factors that could affect the Company’s ability to compete in its trade areas, changes in regulations and government policies and other factors discussed in the Company’s filings with the Securities and Exchange Commission.  Vail Banks does not intend to update any forward-looking statements whether written or oral, relating to matters discussed in this Quarterly Report on Form 10-Q.

Basis of Presentation

            The following discussion and analysis provides information regarding the Company’s financial condition as of March 31, 2002, and its results of operations for the three months ended March 31, 2002, in comparison to the three months ended March 31, 2001. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Overview

            Net income was $1.5 million for the three months ended March 31, 2002, up from $1.4 million for the three months ended March 31, 2001, an increase of 12%.

            Diluted earnings per share for the three months ended March 31, 2002, was $0.26 compared to $0.21 for the three months ended March 31, 2001, an increase of 24%.

            The annualized return on average assets was 1.09% for the quarter ended March 31, 2002, compared to 0.96% for the quarter ended March 31, 2001.

            The annualized return on average equity was 9.63% for the quarter ended March 31, 2002, compared to 8.22% for the quarter ended March 31, 2001.

            As a result of the acquisitions and mergers completed since 1995, the Company had unamortized goodwill of $36.9 million as of March 31, 2002 and December 31, 2001.  Effective January 1, 2002, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which eliminates amortization expense on goodwill.  For comparability purposes, the following 2001 figures show pro forma earnings and ratios as if goodwill amortization expense had not been recorded during 2001.  The supplemental pro forma data presented herein does not exclude the effects of other non-cash operating expenses such as depreciation, provision for loan losses, or deferred income taxes associated with the results of operations.

            Earnings excluding amortization of goodwill for the three months ended March 31, 2002, was $1.5 million ($0.26 per share, diluted) compared with $1.8 million for the three months ended March 31, 2001, ($0.27 per share, diluted), a decrease of 14% in pro forma earnings and 4% in pro forma diluted earnings per share.

            The annualized return on tangible assets (annualized pro forma earnings to average tangible assets) was 1.17% for the three months ended March 31, 2002, and 1.35% for the three months ended March 31, 2001.

            The annualized return on tangible equity was 22.69% for the three months ended March 31, 2002, compared to 25.23% for the three months ended March 31, 2001.

            On February 1, 2002, the Company closed four WestStar branch locations.  The branches were limited service facilities located near larger full-service WestStar branches.  The Company has consolidated the related customer accounts into these nearby branches.

Results of Operations

              Net Interest Income.  Net interest income, on a fully tax-equivalent basis, decreased by $602,000, or 8%, to $6.6 million for the three months ended March 31, 2002, from $7.2 million for the three months ended March 31, 2001.  The decrease from the quarter ended March 2001 to the quarter ended March 2002 was primarily due to the multiple interest rate cuts implemented by the Federal Reserve during 2001, partially offset by a larger decrease in average interest bearing liabilities than in average interest earning assets during this period.  During the first quarter 2002, average earning assets were approximately 119% of average interest bearing liabilities, while during the first quarter 2001, they were approximately 117% of average interest bearing liabilities.

            The interest margin on a fully tax-equivalent basis for the three months ended March 31, 2002, was 5.76% compared to 6.26% for the three months ended March 31, 2001.  Net interest margin is influenced by the level and relative mix of earning assets, interest bearing liabilities, non-interest bearing liabilities and shareholders’ equity as well as the cost of interest bearing liabilities as compared to the yield on earning assets.  The decrease in net interest margin from first quarter 2001 was primarily due to the multiple interest rate cuts implemented by the Federal Reserve throughout 2001 as well as a shift in the mix of earning assets.  Average loans, which have a higher yield, decreased during first quarter 2002 as compared to first quarter 2001, while at the same time average federal funds sold and investment securities, which yield less than loans, increased.  As a result, the yield on earning assets decreased 219 basis points, from 9.80% for the quarter ended March 31, 2001 to 7.61% for the quarter ended March 31, 2002, which was partially offset by a 195 basis point decrease in the cost of interest bearing liabilities from 4.15% for the quarter ended March 31, 2001 to 2.20% for the quarter ended March 31, 2002.

            During first quarter 2002, interest income, on a fully tax-equivalent basis, decreased to $8.8 million from $11.3 million for first quarter 2001, primarily as a result of a decrease in yield on average earning assets and a slight decrease in the balance of average earning assets.  Yield on average earning assets declined to 7.61% for first quarter 2002 from 9.80% for first quarter 2001 primarily due to the multiple interest rate cuts implemented by the Federal Reserve during 2001, the shift in the mix of average earning assets from loans to investments, as well as a slight overall decrease in average earning assets.  Average earning assets decreased $1.7 million, or less than 1%, primarily due to a decrease in average loans, partially offset by an increase in average investments and federal funds sold.  Although average interest earning assets decreased slightly from first quarter 2001 as a result of the factors previously mentioned, the quarter-end balance of interest earning assets at March 31, 2002 increased $22.4 million, or 5%, to $476.5 million from the quarter-end balance of $454.1 million at March 31, 2001.  This increase in quarter-end balances was primarily related to a $48.6 million increase in federal funds sold and investment securities which occurred during first quarter 2002 offset by a $26.2 million decrease in loans and loans held for sale.  See discussions of these individual fluctuations in the “Financial Condition” section, below.

            During first quarter 2002, interest expense decreased $2.0 million, or 48%, from $4.1 million in first quarter 2001. This decrease was primarily due to the rate cuts discussed above, the Company’s efforts to manage interest rates paid on deposits relative to the current rate environment, and a decrease in average interest bearing liabilities of $7.6 million, or 2% from first quarter 2001.  The decrease in average interest bearing liabilities was primarily due to a decrease in average deposits offset by an increase in the average balance of trust preferred securities and other borrowings.  Average interest bearing deposits decreased $45.2 million due to deposit attrition resulting from repricing of interest bearing deposit products to reflect the current lower interest rate environment and the anticipated $15 million withdrawal during the second quarter 2001 of a temporary money market deposit account established in December 2000.  Average trust preferred securities increased $16.7 million, due to the full quarter impact of the $24.0 million of trust preferred securities issued during February and March 2001.   Average borrowings increased $20.8 million as a result of the leveraging strategy employed by the Company during 2002.  See further discussion, below, in the “Financial Condition” section.

            Non-Interest Income. Non-interest income increased by $532,000, or 22%, to $2.9 million for the three months ended March 31, 2002, from $2.4 million for the three months ended March 31, 2001.  This increase over the first quarter of 2001 was primarily attributable to an increase in mortgage broker fees, partially offset by a decrease in deposit related service charges.  Mortgage broker fees increased $461,000, or 68%, from first quarter 2001 due to increased refinancing activity in light of the recent decline in interest rates. Deposit related income decreased $68,000, or 7%, from first quarter 2001 primarily due to the $38.9 million, or 8% decrease in average deposits from first quarter 2001.   Additionally, higher average balances in checking accounts during first quarter 2002 as compared to first quarter 2001 resulted in lower minimum account balance charges and lower overdraft fees during first quarter 2002.

            Non-Interest Expense.   Non-interest expense, before amortization of intangible assets, increased by $411,000, or 6%, to $6.9 million for the three months ended March 31, 2002, from $6.5 million for the three months ended March 31, 2001.  This increase is largely attributable to the increasing costs of employee related and occupancy expenses as well as operating expenses of the Grand Junction branch that opened during third quarter 2001.

            The efficiency ratio, before amortization expense on intangible assets, increased to 73% for the quarter ended March 31, 2002, from 68% for the quarter ended March 31, 2001.  This increase in the efficiency ratio was due to the decline in revenue (net interest income plus non-interest income) of $97,000 during first quarter 2002 while non-interest expenses before intangible amortization expense increased by $411,000 during the same period.

            Income Taxes.  The Company’s effective income tax rate (income tax expense as a percentage of pre-tax income) was 35.5% for the three months ended March 31, 2002 as compared to 42.7% for the three months ended March 31, 2001.  The decrease in the effective rate is primarily due to elimination of intangible amortization expense for first quarter 2002.  See discussion in the “Overview” section, above.  The majority of the Company’s intangible amortization expense in first quarter 2001 was not deductible for tax purposes, thus resulting in a higher effective tax rate.

 Financial Condition

            The Company's assets increased by $23.8 million or 4%, to $579.1 million as of March 31, 2002, from $555.3 million as of December 31, 2001.

            Federal funds sold balances increased by $16.2 million, or 117%, to $30.0 million as of March 31, 2002 from $13.8 million at December 31, 2001.  Investment securities increased to $74.0 million as of March 31, 2002, compared to $41.6 million as of December 31, 2001, a 78% increase.  During this period, quality loan demand decreased while deposits continued to grow, resulting in additional cash inflows to invest.   Additionally, due to the low interest rate on borrowings, the Company leveraged its capital by increasing Federal Home Loan Bank (FHLB) borrowings and using the proceeds to purchase high quality government agency and other securities.  Between December 31, 2001 and March 31, 2002, FHLB borrowings increased $8.9 million, or 42%.

            As of March 31, 2002, loans held for sale decreased $1.8 million, or 26%, from December 31, 2001, due to a slowing of mortgage origination activity as mortgage interest rates have begun to increase.

            Loans decreased $24.4 million, or 6%, from December 31, 2001, due to the continued softening of the economy, as well as an internal shift toward more conservative underwriting policies in response to the slowing economy.

            Premises and equipment increased by $447,000, or 1%, from $42.0 million as of December 31, 2001, to $42.4 million as of March 31, 2002.  This increase is mainly attributable to the purchase of $1.0 million of premises and equipment primarily related to the construction and furnishing of a new building in Dillon, Colorado to replace the existing branch building in Dillon, as well as equipment upgrades.  This increase was offset by $578,000 of depreciation expense.

            Deposits increased by $13.7 million, or 3%, from $442.4 million as of December 31, 2001, to $456.0 million as of March 31, 2002.  The increase in deposits was largely attributable to the introduction of a new short-term certificate of deposit (CD) product as well as seasonal factors.  The new CD product allows one rate change per term and one addition to the balance during the term.  This “flexible” CD enabled WestStar to attract new money as well as retain funds from maturing CD’s.

Asset Quality

                Provision and Allowance for Loan Losses.  Provision expense for the three months ended March 31, 2002, was $212,000 compared to $225,000 for the three months ended December 31, 2001 and $300,000 recorded in the three months ended March 31, 2001.  This provision for loan losses covered net charge-offs for the first three months of 2002 by approximately 193%. The allowance for loan losses of $4.5 million as of March 31, 2002, increased 2% from the $4.4 million level as of December 31, 2001 and it represents 1.22% of total loans and 140% of non-performing loans as of March 31, 2002.  The $102,000 increase in the allowance for loan losses from December 31, 2001 reflects the Company’s revised estimate of probable losses in the loan portfolio. While net charge-offs as a percentage of average loans have decreased since December 31, 2001 from 0.24% to 0.12% for the quarter ended March 31, 2002, non-performing assets (nonaccrual loans, restructured loans and foreclosed properties) as a percentage of loan related assets (loans plus foreclosed properties) have increased to 0.95% at March 31, 2002 from 0.58% at December 31, 2001.

                The amount of the provision for loan losses is based on regular evaluations of the loan portfolio, with particular attention directed toward non-performing, delinquent, and other potential problem loans.  During these evaluations, consideration is also given to such factors as management’s evaluation of specific loans, the level and composition of delinquent and non-performing loans, historical loan loss experience, results of examinations by regulatory agencies, external and internal asset review processes, the market value of collateral, the strength and availability of guarantees, concentrations of credit and other judgmental factors.

                The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses Analysis (in thousands)	Three months ended March 31,

	2002	2001

Average total loans	$383,272	422,194

Total loans at end of period	$367,326	417,467

Allowance at beginning of period	$4,375	4,440
Loans charged off	(171)	(193)
Recoveries on loans previously charged off	61	36
Provision for loan losses	212	300

Allowance at end of period	$4,477	4,583

Annualized net charge-offs to average loans	0.12%	0.15%
Allowance to total loans at end of period	1.22%	1.10%

    Non-Performing Assets. The following table presents information regarding non-performing assets as of the dates indicated:

Non-Performing Assets (in thousands)	March 31,

	2002	2001

Nonaccrual loans	$3,198	2,205
Restructured loans	—	—

Total non-performing loans	3,198	2,205
Foreclosed properties	284	84

Total non-performing assets	3,482	2,289
Loans 90 days or more past due and accruing	124	—

Total risk assets	$3,606	2,289

Non-performing loans to total loans	0.87%	0.53%

Non-performing assets to loan related assets	0.95%	0.55%

Non-performing assets to total assets	0.60%	0.39%

Risk assets to loan related assets	0.98%	0.55%

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

Liquidity

                Liquidity is a measure of the Company’s ability to meet its commitments and obligations with available funds. These commitments may include paying dividends to shareholders, funding new loans for borrowers, funding withdrawals by depositors, paying general and administrative expenses, and funding capital expenditures. Historically, the Company's primary source of funds has been customer deposits.  Scheduled loan repayments are a relatively stable source of funds.  Deposit inflows and unscheduled loan repayments, which are influenced by fluctuations in the general level of interest rates, returns available on other investments, competition, economic conditions and other factors, are relatively unstable.  Other sources of liquidity include sale or maturity of investment securities and the ability to borrow funds.  Company borrowing may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels).  Company borrowing may also be used on a longer-term basis to support expanded lending and investing activities and to match the maturity or repricing intervals of assets.

                As of March 31, 2002, the Company had cash and cash equivalents (including federal funds sold) of $51.9 million and investment securities of $74.0 million.  Almost 99% of the Company’s investment portfolio is classified as available-for-sale and can be readily sold to meet liquidity needs.  Based on current plans and business conditions, the Company expects that its cash, cash equivalents, investment securities and available borrowing capacity under its credit facilities, together with any amounts generated from operations, will be sufficient to meet the Company's liquidity requirements for the next 12 months. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

Cash Flows

Net Cash from Operating Activities

                During the three-month period ended March 31, 2002, cash of $4.0 million was provided by operating activities consisting primarily of net income of $1.5 million plus non-cash expenses of $840,000 and net decreases in operating assets and liabilities of $1.7 million. Non-cash expenses consisted primarily of $578,000 of depreciation and amortization expense on premises and equipment and a $212,000 loan loss provision.  The net decrease in operating assets and liabilities was primarily due to a $1.8 million decrease in loans held for sale, a $318,000 increase in interest payable and other liabilities, a $220,000 increase in other assets, and a $224,000 increase in interest receivable.  The decrease in loans held for sale was primarily due to reduced loan demand as mortgage interest rates began to rise.

                During the three-month period ended March 31, 2001, cash of $579,000 was provided by operating activities consisting of net income of $1.4 million plus non-cash expenses of $1.4 million offset by net increases in operating assets and liabilities of $2.2 million. Non-cash expenses consisted primarily of $559,000 of depreciation and amortization expense on premises and equipment, amortization of intangible assets of $416,000, and a $300,000 loan loss provision.  The net increase in operating assets and liabilities consisted primarily of a $2.6 million increase in loans held for sale and a decrease in interest payable and other liabilities of $103,000, offset by a decrease in interest receivable of $449,000.  The increase in loans held for sale was primarily due to the multiple interest rate reductions (150 basis points) during first quarter 2001 which resulted in increased mortgage origination activity.

Net Cash from Investing Activities

                During the three-month period ended March 31, 2002, cash of $9.9 million was used by investing activities.  These outflows consisted primarily of the purchase of $37.8 million of investment securities and the purchase of $1.0 million of premises and equipment, offset by a $24.0 million decrease in loans, the maturity and/or calls of $4.6 million of investment securities and $308,000 of proceeds from sales of foreclosed properties.

                The Company provided cash from investing activities during the three-month period ended March 31, 2001 aggregating $13.5 million. These inflows consisted primarily of the maturity or calls of $7.3 million of investment securities and a $9.5 million net decrease in loans, offset by the purchase of investment securities of $2.5 million.   The decrease in loans was due to the general softening of the Colorado economy, as well as an internal shift toward more conservative underwriting policies.

Net Cash from Financing Activities

                During the three-month period ended March 31, 2002, cash of $22.3 million was provided by financing activities consisting primarily of an increase in deposits of $13.7 million and the receipt of $8.9 million of proceeds from FHLB advances, offset by the payment of dividends on common stock of $287,000.

                During the three-month period ended March 31, 2001, cash of $16.1 million was provided by financing activities consisting primarily of the receipt of $24 million of proceeds from the issuance of trust preferred securities and an increase in deposits of $5.7 million.  These inflows were partially offset by the repayment of $10.4 million of short-term borrowings, the repurchase of $3.0 million of outstanding common stock of the Company, and payment of dividends on common stock of $260,000.   During February and March 2001, the Company issued $24 million of trust preferred securities.  A portion of these proceeds was used to repay outstanding borrowings as well as to repurchase shares of the Company’s common stock.  The increase in deposits was primarily due to   the Company’s focused effort to increase deposit levels, a shift by the public toward bank investments as a result of stock market declines, and seasonal factors.

Borrowings

                WestStar is a member of the FHLB of Topeka and, as a regular part of its business, obtains advances from the FHLB.  Advances are collateralized primarily by FHLB stock owned by WestStar and certain mortgage loans or deeds of trust.  As of March 31, 2002, the authorized borrowing line totaled $123.0 million.  Of this amount, $24 million was an irrevocable stand-by letter of credit pledged as collateral for uninsured public fund deposits, $12.1 million was outstanding as short-term advances and $17.9 million was outstanding as long-term advances.

                WestStar has also established an unsecured, overnight federal funds line with Bankers’ Bank of the West (Bankers’ Bank).  As of March 31, 2002, the authorized borrowing line totaled $37.3 million, with $0 outstanding.

Dividends

                Payment of dividends is at the discretion of the Board and is determined by taking into account the earnings, capital levels, cash requirements, and the financial condition of Vail Banks and WestStar, as well as applicable government regulations and other relevant factors.  On April 16, 2002, the Board declared a regular quarterly dividend of $0.05 per share to shareholders of record on May 3, 2002.

Stock Repurchase Plan

            During February 2001, the Board authorized the repurchase of up to $10 million of the outstanding shares of the Company’s common stock.  In September 2001, the Board reauthorized the repurchase program to allow for a total of $17 million in repurchases (including repurchases previously completed) through September 2002.  As of March 31, 2002, 727,690 shares of common stock had been repurchased at an average price of $11.40 per share, or approximately $8.3 million.  No shares were repurchased during first quarter 2002.

Capital Resources

                As of March 31, 2002, shareholders’ equity had increased $830,000, or 1%, to $64.3 million from $63.5 million as of December 31, 2001.  This increase is primarily related to the retention of $1.5 million of earnings and the issuance of $117,000 of restricted stock, offset by the payment of common stock dividends of $287,000 and a decrease in accumulated other comprehensive income of $460,000 related to increased unrealized losses on investment securities available for sale.

                As of March 31, 2002 and 2001, the Company met all capital adequacy requirements to which it was subject.  As of March 31, 2002, the Company had Tier 1 and Total Risk-Based Capital ratios of 12.46% and 14.11%, respectively, and a Leverage ratio of 9.50%.  Regulatory guidelines permit the Company’s trust preferred securities to be included in the calculation of Tier 1 and Total Risk-Based capital, subject to certain limitations.  As of March 31, 2001, the Company had Tier 1 and Total Risk-Based Capital ratios of  12.11% and 13.78%, respectively, and a Leverage ratio of 9.25%.

                As of March 31, 2002 and March 31, 2001, WestStar met all capital adequacy requirements to which it was subject and exceeded the minimum ratios to be designated as “well-capitalized.”  As of March 31, 2002, WestStar had Tier 1 and Total Risk-Based Capital ratios of 12.01% and 13.12%, respectively, and a Leverage ratio of 9.15%.  As of March 31, 2001, WestStar had Tier 1 and Total Risk-Based Capital ratios of 9.50% and 10.63%, respectively, and a Leverage ratio of 7.25%.

Recently Issued Accounting Standards

                During June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and discontinues the use of the pooling-of-interests method.  The Company adopted the provisions of SFAS 141 on January 1, 2002.  Adoption did not have an effect on the Company’s consolidated financial statements.  SFAS 142 provides guidance on how to account for goodwill and intangible assets after an acquisition has been completed.  Specifically, amortization of new and pre-existing goodwill has been eliminated, and instead goodwill will be tested for impairment on an annual basis. The Company adopted the provisions of SFAS 142 on January 1, 2002.   See “Note 5—Intangible Assets” for a discussion of the impact of this statement on the Company.

                During June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The Company adopted this statement as of January 1, 2002, which did not have an effect on the Company’s consolidated financial condition or results of operations.

                During August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The Company adopted this statement as of January 1, 2002.  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. Adoption of this standard did not have an effect on the Company’s consolidated financial condition or results of operations.

                In December 2001, the American Institute of Certified Public Accountants’ Accounting Standards Executive Committee issued Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.  The SOP is effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of this standard did not have an effect on results of operations and consolidated financial condition.

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosures About Market Risk

                The table below provides information about the Company’s financial instruments as of December 31, 2001 that are sensitive to changes in interest rates.

	Principal Amount Maturing in:

(in thousands)	2002	2003	2004	2005	2006	Thereafter or Non- Maturing	Total	Fair Value December 31, 2001

INTEREST RATE SENSITIVE ASSETS

Federal funds sold	$13,815	$ —	$ —	$ —	$ —	$ —	$ 13,815	$ 13,815
Weighted average interest rate	1.06%	0.00%	0.00%	0.00%	0.00%	0.00%	1.06%
Adjustable-rate securities	—	418	—	—	—	5,143	5,561	5,561
Weighted average interest rate	0.00%	5.35%	0.00%	0.00%	0.00%	5.63%	5.61%
Fixed-rate securities	1,990	566	1,155	87	2,180	27,020	32,998	33,033
Weighted average interest rate	5.51%	4.64%	4.87%	5.14%	5.40%	6.10%	5.95%
Equity securities	—	—	—	—	—	3,027	3,027	3,027
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	5.55%	5.55%
Loans held for sale	6,950	—	—	—	—	—	6,950	6,950
Weighted average interest rate	5.72%	0.00%	0.00%	0.00%	0.00%	0.00%	5.72%
Adjustable-rate loans	141,467	34,514	23,405	11,559	21,747	31,164	263,856	263,856
Weighted average interest rate	6.36%	6.29%	6.38%	6.87%	6.58%	7.90%	6.58%
Fixed-rate loans	37,053	21,143	35,225	10,006	10,787	13,655	127,869	130,962
Weighted average interest rate	8.55%	9.72%	8.68%	9.36%	8.34%	8.08%	8.77%

Total interest rate sensitive assets	$201,275	$56,641	$59,785	$21,652	$34,714	$80,009	$454,076	$457,204

Weighted average interest rate	6.37%	7.55%	7.70%	8.01%	7.05%	7.09%	6.95%

INTEREST RATE SENSITIVE LIABILITIES

Interest-bearing checking, savings and money market accounts	$ —	$ —	$ —	$ —	$ —	$239,033	$239,033	$239,033
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.78%	0.78%
Fixed-rate time deposits	86,793	9,399	2,413	545	437	—	99,587	100,538
Weighted average interest rate	3.84%	4.25%	4.36%	5.53%	3.99%	0.00%	3.90%
Fixed-rate borrowings	12,250	4,250	3,700	500	400	—	21,100	20,999
Weighted average interest rate	2.37%	3.66%	4.45%	5.10%	5.45%	0.00%	3.12%
Trust preferred	—	—	—	—	—	24,000	24,000	24,000
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	10.19%	10.19%

Total interest rate sensitive liabilities	$99,043	$13,649	$6,113	$1,045	$ 837	$263,033	$383,720	$384,570

Weighted average interest rate	3.66%	4.06%	4.42%	5.32%	4.69%	1.64%	2.31%

Qualitative Disclosures About Market Risk

          Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the Company is exposed is interest rate risk arising from the instruments and transactions entered into by the Company.  They include loans, securities available for sale, deposit liabilities, and borrowings.  Interest rate risk occurs when interest-sensitive assets and liabilities reprice at different times as market interest rates change. Interest-sensitive assets and liabilities are those that are subject to repricing in the near term, including both variable rate instruments and those fixed rate instruments that are approaching maturity.  For example, if fixed-rate assets are funded with floating-rate debt, the spread between asset and liability rates will decline or turn negative if rates increase. Additionally, interest rate risk results from changing spreads between asset and liability rates.

            Interest rate risk is managed by the Company’s Asset/Liability Management Committee.  The principal objective of asset/liability management is to manage the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. To effectively measure and manage interest rate risk, the Company uses computer simulations that determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, investment securities, loans, deposits, and borrowings. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these computer simulations, interest rate risk is quantified and appropriate strategies are developed and implemented.  During 2001 and the first quarter of 2002, the Company did not use interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposures.

            During the first three months of 2002, Vail Banks experienced increased liquidity which was used in part to purchase longer term investment securities and invest in short-term federal funds sold.  While the liquidity position increased, the balance sheet restructuring overall lessened the asset sensitive nature of the balance sheet.  Therefore, Vail Banks was less sensitive to changes in interest rates at March 31, 2002 than at December 31, 2001.

            During the remainder of 2002, the Company will face risk primarily from the possibility of lower interest rates. Although the Company’s gap position is slightly negative at March 31, 2002, due to the low level of deposit rates, the bank is more sensitive to downward changes in rates.  If rates fall, asset yields will decline faster than the cost of interest bearing liabilities, leading to a decline in the margin. The extent of this decline will depend on the degree to which retail deposit rates change relative to market rates. The 475 basis point reduction in short-term rates by the Federal Reserve Bank during 2001 effectively repriced a significant portion of the Company’s loan portfolio.  While it also produced an opportunity to reduce funding costs, at the current level of interest rates, further reductions in funding costs may be limited.

PART II OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)         Exhibits

None

(b)        Reports on Form 8-K

None.

SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

VAIL BANKS, INC.

Date: May 13, 2002	/s/ Lisa M. Dillon Lisa M. Dillon President

Date: May 13, 2002	/s/ Peter G. Williston Peter G. Williston Senior Executive Vice President and Chief Financial Officer