Form 10-Q
period 2002-06-30
VAIL BANKS INC
filed 2002-08-14
CIK 1035770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

Commission File Number 000-25081

VAIL BANKS, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1250561
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

108 South Frontage Road West, Vail, Colorado	81657
(Address of principal executive offices)	(Zip Code)

(970) 476-2002

Registrant’s telephone number, including area code:

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   As of July 31, 2002, there were 5,799,453 shares of common stock ($1.00 par value per share) outstanding.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2002

TABLE OF CONTENTS
PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets	3
Consolidated Statements of Income and Comprehensive Income	4
Consolidated Statements of Cash Flows	5
Notes to Unaudited Consolidated Financial Statements	8

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements	14
Basis of Presentation	14
Overview	14
Results of Operations	15
Financial Condition	16
Asset Quality	17
Liquidity	18
Capital Resources	20
Recently Issued Accounting Standards	20

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

PART II OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.	23

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.	23

PART I           FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

VAIL BANKS, INC.

Consolidated Balance Sheets

	June 30,	December 31,
(in thousands, except share data)	2002	2001

ASSETS	(unaudited)

Cash and due from banks	$15,254	$21,711
Federal funds sold	41,905	13,815
Investment securities, available for sale	71,762	40,588
Investment securities, held to maturity (fair value of
$937 (unaudited) and $1,033 as of June 30, 2002 and December 31, 2001, respectively)	892	998
Loans held for sale	4,551	6,950
Loans (includes related party loans of $4,005 (unaudited) and $4,024
as of June 30, 2002 and December 31, 2001, respectively)	347,392	391,725
Allowance for loan losses	(3,987)	(4,375)

Net loans	343,405	387,350
Premises and equipment, net	40,769	41,957
Interest receivable	2,527	2,571
Goodwill, net	35,970	35,970
Other intangible assets, net	853	890
Other assets	2,995	2,531

	$560,883	$555,331

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits
Non-interest bearing	$92,360	$103,730
Interest bearing	345,733	338,620

Total deposits	438,093	442,350
Short-term Federal Home Loan Bank advances	8,940	12,250
Long-term Federal Home Loan Bank advances	21,060	8,850
Guaranteed preferred beneficial interest in Company's subordinated debt	24,000	24,000
Interest payable and other liabilities	2,894	3,724

Total liabilities	494,987	491,174
Minority interest	708	701

Shareholders’ equity
Preferred stock – $1 par value; 2,250,000 shares authorized, no shares
issued and outstanding at June 30, 2002 (unaudited) and December 31, 2001, respectively	—	—
Common stock – $1 par value; 20,000,000 shares authorized,
5,798,203 (unaudited) and 5,754,152 shares issued and outstanding at
June 30, 2002 and December 31, 2001, respectively	5,798	5,754
Additional paid-in capital	41,670	42,531
Retained earnings	17,402	15,155
Accumulated other comprehensive income, net of tax expense of $183 (unaudited) and $9 at June 30, 2002 and December 31, 2001, respectively	318	16

Total shareholders’ equity	65,188	63,456

	$560,883	$555,331

The accompanying unaudited notes are an integral part of these consolidated financial statements

Vail Banks, Inc.
Consolidated Statements of Income and Comprehensive Income
(in thousands, except share data)

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest and dividend income
Loans, including fees	$7,561	10,311	15,449	20,985
Investment securities	935	356	1,663	751
Federal funds sold and other short-term investments	161	249	243	469

Total interest and dividend income	8,657	10,916	17,355	22,205

Interest expense
Deposits	1,322	2,975	2,659	6,845
Short-term borrowings	67	8	127	46
Long-term borrowings	197	—	320	—
Trust preferred securities	611	614	1,223	800

Total interest expense	2,197	3,597	4,329	7,691

Net interest income	6,460	7,319	13,026	14,514
Provision for loan losses	170	200	382	500

Net interest income after provision for loan losses	6,290	7,119	12,644	14,014

Non-interest income
Deposit related	898	1,021	1,780	1,971
Mortgage broker fees	1,075	1,058	2,209	1,731
Other	827	713	1,731	1,478

	2,800	2,792	5,720	5,180

Non-interest expense
Salaries and employee benefits	4,117	3,864	8,190	7,524
Occupancy	815	770	1,606	1,506
Furniture and equipment	746	694	1,452	1,398
Amortization of intangible assets	37	416	37	832
Other	1,437	1,543	2,785	2,950

	7,152	7,287	14,070	14,210

Income before income tax expense	1,938	2,624	4,294	4,984
Income tax expense	629	1,096	1,465	2,103

Net income	1,309	1,528	2,829	2,881
Unrealized gain (loss) on available for sale securities, net of taxes	762	(8)	302	134

Comprehensive income	$2,071	1,520	3,131	3,015

Earnings per share
Basic	$0.23	0.26	0.50	0.47

Diluted	$0.22	0.25	0.48	0.46

Weighted average common shares
Basic	5,677,359	5,944,163	5,678,810	6,161,271
Diluted	5,957,842	6,121,741	5,950,804	6,311,315

The accompanying unaudited notes are an integral part of these consolidated financial statements

Vail Banks, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,

	2002	2001

	(unaudited)	(unaudited)

Cash flows from operating activities
Net income	$2,829	2,881
Adjustments to reconcile net income to net cash provided by operating activities
Net amortization of premiums on investment securities	153	19
Provision for loan losses	382	500
Depreciation and amortization of premises and equipment	1,176	1,128
Loss (gain) on sale of premises and equipment	12	(1)
Amortization of goodwill and other intangible assets	37	832
(Gain) loss on sale of foreclosed properties	(140)	28
Recognition of stock compensation on restricted common stock	92	28
Recognition of stock compensation on stock options	31	25
Deferred income tax expense	—	76
Changes in operating assets and liabilities, net of effect of purchase business combinations
Loans held for sale	2,399	(4,412)
Interest receivable	44	438
Other assets	(738)	(462)
Interest payable and other liabilities	(830)	4,327
Other, net	7	29

Net cash provided by operating activities	5,454	5,436

Cash flows from investing activities, net of effect of purchase business combinations
Purchases of investment securities, available for sale	(37,952)	(9,520)
Proceeds from maturities of investment securities, held to maturity	107	4,070
Proceeds from maturities/calls of investment securities, available for sale	7,101	6,109
Net decrease in loans	43,208	21,864
Purchases of premises and equipment	(1,724)	(1,826)
Proceeds from sales of premises and equipment	1,724	19
Proceeds from sales of foreclosed properties	594	116
Net cash paid for acquisitions	—	(2)

Net cash provided by investing activities	13,058	20,830

Cash flows from financing activities, net of effect of purchase business combinations
Net decrease in deposits	(4,257)	(30,945)
Net decrease in federal funds purchased	—	(8,410)
Net increase in Federal Home Loan Bank advances	8,900	7,000
Repayment of line of credit	—	(2,000)
Proceeds from issuance of trust preferred securities	—	24,000

Proceeds from issuance of common stock	146	81
Repurchase of common stock	(1,086)	(7,046)
Payment of cash dividends on common stock	(582)	(509)

Net cash provided (used) by financing activities	3,121	(17,829)

Net increase in cash and cash equivalents	21,633	8,437
Cash and cash equivalents at beginning of period	35,526	24,670

Cash and cash equivalents at end of period	$57,159	33,107

Vail Banks, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Six months ended June 30

	2002	2001

	(unaudited)	(unaudited)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest expense	$4,379	7,301

Income taxes	$1,430	1,330

Non-cash investing and financing transactions Foreclosure of collateralized loans, net of reserve	$355	73

Unrealized gain on investment securities available for sale, net of taxes	$302	134

Reclassification of software from premises and equipment to other assets	$—	454

Issuance of restricted common stock	$117	16

Goodwill recorded in connection with acquisitions
Cash outflows for business acquisitions (net of cash acquired)	$—	2
Net assets acquired (assets acquired less liabilities issued and assumed)	—	—

Goodwill recorded	$—	2

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

In the opinion of the Company, all adjustments necessary, consisting of only normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements.  Operating results for the six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the full year.

Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

2.  INVESTMENT SECURITIES

Investment securities consist of the following:

	June 30, 2002		December 31, 2001

	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value

	(unaudited)	(unaudited)

Securities available for sale
U.S. Treasury	$199	$205	$248	$258
Government agencies	17,920	18,017	6,465	6,634
State and municipal	2,510	2,532	2,712	2,723
Mortgage-backed securities	37,806	38,114	16,473	16,414
FHLMC preferred stock	4,500	4,493	7,004	7,035
Trust preferred securities	4,623	4,698	4,634	4,497

Total debt securities	67,558	68,059	37,536	37,561
Equity securities	3,703	3,703	3,027	3,027

Total securities available for sale	$71,261	$71,762	$40,563	$40,588

Securities held to maturity
Mortgage-backed securities	$892	$937	$998	$1,033

Total securities held to maturity	$892	$937	$998	$1,033

As of June 30, 2002, equity securities were comprised of Federal Home Loan Bank (FHLB) stock of $1.7 million, Federal Reserve stock of $1.9 million, and other equity investments of $183,000.  As of December 31, 2001, equity securities were comprised of FHLB stock of $2.1 million, Federal Reserve stock of $793,000, and other equity investments of $183,000.

The following table presents the components of investment income for the six months ended June 30, 2002 and 2001.

	June 30, 2002	June 30, 2001

	(unaudited)	(unaudited)

Taxable interest income	$1,400	551
Nontaxable interest income	167	99
Dividends	96	101

	$1,663	751

3.  LOANS

Loans consist of the following:

(in thousands)	June 30, 2002	December 31, 2001

	(unaudited)

Commercial, industrial and land	$201,218	214,662
Real Estate - construction	71,924	90,449
Real Estate - mortgage	60,833	68,898
Consumer and other	13,417	17,716

	$347,392	391,725

As of June 30, 2002 and December 31, 2001, $420,000 and $178,000, respectively, of deposit account overdrafts have been reclassified to loans.

In the ordinary course of business, the Company has loans receivable from directors, executive officers and principal shareholders (holders of more than five percent of the outstanding shares of common stock) of the Company and their affiliates as follows:

(in thousands)	2002

Balance at January 1, 2002	$4,024
New loans, including renewals	56
Payments, including renewals	(75)

Balance at June 30, 2002 (unaudited)	$4,005

4.  PROVISION AND ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance are summarized as follows:

(in thousands)	2002

Allowance at January 1, 2002	$4,375
Loans charged off	(838)
Recoveries on loans previously charged off	68
Provision for loan losses	382

Allowance at June 30, 2002 (unaudited)	$3,987

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

During June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which provides guidance on how to account for goodwill and intangible assets after an acquisition has been completed.  Specifically, all new and pre-existing goodwill will no longer be amortized, but instead will be tested for impairment on an annual basis.  Amortization of other intangible assets will continue.  The Company adopted the provisions of SFAS 142 on January 1, 2002 and determined that the net unamortized goodwill of $36.0 million was not impaired as of that date.  Additionally, the Company reassessed the useful life of the core deposit intangible asset related to a previously acquired branch.  The Company determined that as of January 1, 2002, the core deposit intangible asset had a remaining useful life of twelve years.  Accordingly, the $890,000 unamortized balance as of January 1, 2002 will be amortized to expense on a straight-line basis over twelve years.

The following table presents the components of intangible assets amortization expense for the three and six months ended June 30, 2002 and 2001:

	Three months ended June 30,		Six months ended June 30,

(in thousands)	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Goodwill amortization	$—	406	—	812
Core deposit intangible amortization	37	10	37	20

Total intangible assets amortization expense	$37	416	37	832

The following table presents future estimated intangible amortization expense as of June 30, 2002:

(in thousands)

(unaudited)

2002	$37
2003	74
2004	74
2005	74
2006	74
Thereafter	520

$853

The following table presents comparative net income and earnings per share information as if goodwill amortization expense had not been recorded for the three and six months ended June 30, 2001, and as if the remaining useful life of the core deposit intangible asset had not been revised as of January 1, 2002:

	Three months ended June 30,		Six months ended June 30,

(in thousands)	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET INCOME
Reported net income	$1,309	1,528	2,829	2,881
Add back: Goodwill amortization (less income taxes)	—	258	—	516
Add back: Core deposit intangible amortization (less income taxes)	24	6	24	13

Adjusted net income	1,333	1,792	2,853	3,410

	Three months ended June 30,		Six months ended June 30,

(in thousands)	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
BASIC EARNINGS PER SHARE
Reported basic earnings per share	$0.23	0.26	0.50	0.47
Add back: Effect of goodwill amortization (less income taxes)	—	0.04	—	0.08
Add back: Effect of core deposit intangible amortization (less income taxes)	—	—	—	—

Adjusted basic earnings per share	0.23	0.30	0.50	0.55

DILUTED EARNINGS PER SHARE
Reported diluted earnings per share	0.22	0.25	0.48	0.46
Add back: Effect of goodwill amortization (less income taxes)	—	0.04	—	0.08
Add back: Effect of core deposit intangible amortization (less income taxes)	—	—	—	—

Adjusted diluted earnings per share	0.22	0.29	0.48	0.54

6.  BORROWINGS

WestStar is a member of the FHLB of Topeka and, as a regular part of its business, obtains both short and long-term advances from this FHLB. Advances are collateralized primarily by FHLB stock owned by WestStar and loans secured by certain mortgages or deeds of trust. As of June 30, 2002, the authorized borrowing line totaled $120.3 million of which $30.0 million was outstanding ($8.9 million was short-term and $21.1 million was long-term). Additionally, a total of $24.0 million in the form of stand-by irrevocable letters of credit issued by the FHLB were pledged as collateral for uninsured public fund deposits.

WestStar has established an unsecured, overnight federal funds line with Bankers’ Bank of the West that expires on August 31, 2002.  As of June 30, 2002, the authorized borrowing line totaled $37.3 million with $0 outstanding.

WestStar has also established overnight federal funds lines with First Tennessee Bank, N.A. (First Tennessee) totaling $20.0 million.  Of that amount, $10.0 million is secured and $10.0 million is unsecured.  These lines are subject to cancellation by First Tennessee at any time upon the occurrence of certain conditions.  As of June 30, 2002, no amounts were outstanding under the lines.

7.  SHAREHOLDERS’ EQUITY

Stock Repurchase Plan

During February 2001, the Board authorized the repurchase of up to $10 million in outstanding shares of the Company’s common stock.  In September 2001, the Board reauthorized the repurchase program to allow for a total of $17 million in repurchases (including repurchases previously completed) through September 2002.  As of June 30, 2002, a cumulative total of 817,390 shares of common stock had been repurchased at an average price of $11.48 per share.

Restricted Stock

On January 24, 2002, the Board approved the grant of 117,504 shares of restricted stock to several officers of the Company. The Company is recognizing compensation expense of $1.3 million ratably over the vesting period of 10 years.

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

The following table presents the net income and weighted average common shares outstanding used to calculate earnings per share for the six months ended June 30, 2002 and 2001:

	June 30,

(in thousands, except share data)	2002	2001

	(unaudited)
Basic earnings per share computation

Net income available to common shareholders	$2,829	2,881

Weighted average shares outstanding – basic	5,678,810	6,161,271

Basic earnings per share	$0.50	0.47

Diluted earnings per share computation

Net income available to common shareholders	$2,829	2,881

Weighted average shares outstanding – basic	5,678,810	6,161,271
Shares assumed issued:
Stock options	126,422	104,501
Restricted stock	145,572	45,543

Weighted average shares outstanding – diluted	5,950,804	6,311,315

Diluted earnings per share	$0.48	0.46

Options to purchase an average of 48,000 and 56,000 shares of common stock at average exercise prices of $12.25 per share were outstanding during the six months ended June 30, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market prices of the common stock during the quarter.

8.  REGULATORY MATTERS

As of June 30, 2002, the Company met all capital adequacy requirements to which it was subject.  As of that date, the Company had Tier 1 and Total Risk-Based Capital ratios of 12.91% and 14.48%, respectively, and a Leverage ratio of 9.46%.  Regulatory guidelines permit the Company’s trust preferred securities to be included in the calculation of Tier 1 and Total Risk-Based capital, subject to certain limitations.

As of June 30, 2002, WestStar met all capital adequacy requirements to which it was subject and exceeded the minimum ratios to be designated as “well-capitalized.”  As of June 30, 2002, WestStar had Tier 1 and Total Risk-Based Capital ratios of 11.89% and 12.91%, respectively, and a Leverage ratio of 8.70%.

9.  RECENTLY ISSUED ACCOUNTING STANDARDS

During June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and discontinues the use of the pooling-of-interests method.  The Company adopted the provisions of SFAS 141 on January 1, 2002.  Adoption did not have an effect on the Company’s consolidated financial statements.  SFAS 142 provides guidance on how to account for goodwill and intangible assets after an acquisition has been completed.  Specifically, amortization of new and pre-existing goodwill has been eliminated, and instead, goodwill will be tested for impairment on an annual basis. The Company adopted the provisions of SFAS 142 on January 1, 2002.   See “Note 5—Goodwill and Other Intangible Assets” for a discussion of the impact of this statement on the Company.

During April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  This statement is effective for financial statements issued on or after May 15, 2002.  The Company adopted this statement during the second quarter ended June 30, 2002.  This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Adoption of this standard did not have an effect on the Company’s consolidated financial condition or results of operations.

10.  SUBSEQUENT EVENTS

On July 22, 2002, the Board of Directors declared a regular quarterly dividend of $0.06 per share to shareholders of record on August 2, 2002.

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

Basis of Presentation

The following discussion and analysis provides information regarding the Company’s financial condition as of June 30, 2002, and its results of operations for the three and six months ended June 30, 2002, in comparison to the three and six months ended June 30, 2001. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Overview

Net income was $2.8 million for the six months ended June 30, 2002, down from $2.9 million for the six months ended June 30, 2001, a decrease of 2%.  Net income was $1.3 million for the three months ended June 30, 2002, down from $1.5 million for the three months ended June 30, 2001, a decrease of 14%.

Diluted earnings per share for the six months ended June 30, 2002, was $0.48 compared to $0.46 for the six months ended June 30, 2001, an increase of 4%.  Diluted earnings per share for the three months ended June 30, 2002, was $0.22 compared to $0.25 for the three months ended June 30, 2001, a decrease of 12%.

The annualized return on average assets was 1.01% for the six months ended June 30, 2002 compared to 1.03% for the six months ended June 30, 2001, and 0.92% for the quarter ended June 30, 2002, compared to 1.09% for the quarter ended June 30, 2001.

The annualized return on average equity was 8.87% for the six months ended June 30, 2002 compared to 8.97% for the six months ended June 30, 2001, and 8.13% for the quarter ended June 30, 2002, compared to 9.75% for the quarter ended June 30, 2001.

As a result of the acquisitions and mergers completed since 1995, the Company had unamortized goodwill of $36.0 million as of June 30, 2002 and December 31, 2001.  Effective January 1, 2002, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which eliminated amortization expense on goodwill.  The Company continued to amortize other intangible assets.  The Company had unamortized other intangible assets of $853,000 and $890,000 as of June 30, 2002 and December 31, 2001, respectively.  For comparability purposes, the following 2001 figures show pro forma earnings and ratios as if goodwill and other intangible assets amortization expense had not been recorded.  The supplemental pro forma data presented herein does not exclude the effects of other non-cash operating expenses such as depreciation, provision for loan losses, or deferred income taxes associated with the results of operations.

Earnings excluding amortization for the six months ended June 30, 2002, was $2.9 million ($0.48 per share, diluted) compared with $3.7 million for the six months ended June 30, 2001, ($0.59 per share, diluted), a decrease of 23% in pro forma earnings and 19% in pro forma diluted earnings per share.   Earnings excluding amortization for the three months ended June 30, 2002, was $1.3 million ($0.23 per share, diluted) compared with $1.9 million for the three months ended June 30, 2001, ($0.32 per share, diluted), a decrease of 31% in pro forma earnings and 28% in pro forma diluted earnings per share.

The annualized return on tangible assets (annualized pro forma earnings to average tangible assets) was 1.09% for the six months ended June 30, 2002, and 1.42% for the six months ended June 30, 2001.  The annualized return on tangible assets (annualized pro forma earnings to average tangible assets) was 1.01% for the three months ended June 30, 2002, and 1.48% for the three months ended June 30, 2001.

The annualized return on tangible equity was 21.07% for the six months ended June 30, 2002, compared to 28.07% for the six months ended June 30, 2001.  The annualized return on tangible equity was 19.50% for the three months ended June 30, 2002, compared to 31.27% for the three months ended June 30, 2001.

Results of Operations

Net Interest Income.  Net interest income, on a fully tax-equivalent basis, decreased by $1.4 million, or 10%, to $13.1 million for the six months ended June 30, 2002, from $14.6 million for the six months ended June 30, 2001.  Net interest income, on a fully tax-equivalent basis, decreased by $847,000, or 12%, to $6.5 million for the three months ended June 30, 2002, from $7.4 million for the three months ended June 30, 2001.

The interest margin on a fully tax-equivalent basis was 5.63% and 5.51% for the six and three months ended June 30, 2002, as compared to 6.30% and 6.34% for the six and three months ended June 30, 2001.  Net interest margin is influenced by the level and relative mix of earning assets, interest bearing liabilities, non-interest bearing liabilities and shareholders’ equity as well as the cost of interest bearing liabilities as compared to the yield on earning assets.  The decrease in net interest margin during 2002 from 2001 was primarily due to the multiple interest rate cuts implemented by the Federal Reserve throughout 2001 as well as a shift in the mix of earning assets from loans to investments and in interest bearing liabilities from deposits to borrowings.

During 2002, interest income, on a fully tax-equivalent basis, decreased to $17.5 million and $8.7 million for the six and three months ended June 30, 2002, as compared to $22.3 million and $10.9 million for the corresponding periods in 2001.  These decreases were primarily the result of a decrease in yield on average earning assets caused by the multiple interest rate cuts implemented by the Federal Reserve throughout 2001 as well as a shift in the mix of earning assets from loans to investments.  See discussions of these individual fluctuations in the “Financial Condition” section below.  Although average earning assets actually increased $8.5 million, or 2%, during second quarter 2002 from second quarter 2001, average loans, which have a significantly higher yield than investment securities, declined to 76% of earning assets for the quarter ended June 30, 2002, as compared to 89% of earning assets for the quarter ended June 30, 2001.  As a result, the yield on earning assets decreased 207 basis points, from 9.44% for the quarter ended June 30, 2001 to 7.37% for the quarter ended June 30, 2002.  This decrease was partially offset by a 143 basis point decrease in the cost of interest bearing liabilities from 3.59% for the quarter ended June 30, 2001 to 2.16% for the quarter ended June 30, 2002.   Additionally, for the six months ended June 30, 2002, the yield on earning assets decreased 216 basis points to 7.49% from 9.65% for the six months ended June 30, 2001, which was partially offset by a 169 basis point decrease in the cost of interest bearing liabilities from 3.87% for the six months ended June 30, 2001 to 2.18% for the six months ended June 30, 2002.

During 2002, interest expense decreased to $4.3 million and $2.2 million for the six and three months ended June 30, 2002, as compared to $7.7 million and $3.6 million for the corresponding periods in 2001.  These decreases were primarily due to the rate cuts discussed above, the Company’s efforts to manage interest rates paid on deposits relative to the current rate environment, and a shift in the mix of interest bearing liabilities.  Although total average interest bearing liabilities decreased only $1.1 million, or less than 1%, between the first six months of 2001 and the first six months of 2002, the mix shifted away from lower costing interest-bearing deposits and more toward higher costing borrowings.  For the first six months of 2001, average interest bearing deposits represented 96% of total average interest bearing liabilities.  For the comparable period during 2002, average interest bearing deposits represented 87% of total average interest bearing liabilities due to a decrease in these average deposits from $384.5 million for the six months ended June 30, 2001 to $349.7 million for the six months ended June 30, 2002.  At the same time, average borrowings increased from $16.6 million for the six months ended June 30, 2001 to $50.3 million for the six months ended June 30,

2002.  See discussions of these individual fluctuations in the “Financial Condition” section, below.  As a result of these fluctuations, cost of average interest bearing liabilities decreased, but not in proportion to the decrease in yield on average earning assets.  For the six months ended June 30, 2002, cost of average interest bearing liabilities decreased 169 basis points to 2.18% from 3.87% for the six months ended June 30, 2001.

Non-Interest Income. Non-interest income increased by $540,000, or 10%, to $5.7 million for the six months ended June 30, 2002, from $5.2 million for the six months ended June 30, 2001.  During the three months ended June 30, 2002, non-interest income remained flat as compared to the three months ended June 30, 2001.  The increase over the first six months of 2001 was primarily attributable to a first quarter increase in mortgage broker fees, partially offset by a first quarter decrease in deposit related service charges.  Mortgage broker fees increased $461,000, or 68%, during first quarter 2002 due to increased refinancing activity in light of the decline in interest rates. Deposit related income decreased $68,000, or 7%, during first quarter 2002 primarily due to the $38.9 million, or 8% decrease in average deposits during first quarter 2002.   Additionally, higher average balances in checking accounts during the first six months of 2002 as compared to the first six months of 2001 resulted in lower minimum account balance charges and lower overdraft fees during first quarter 2002.

Non-Interest Expense.   Non-interest expense, before amortization of intangible assets, increased by $655,000, or 5%, to $14.0 million for the six months ended June 30, 2002, from $13.4 million for the six months ended June 30, 2001.  Non-interest expense, before amortization of intangible assets, increased by $244,000, or 4%, to $7.1 million for the three months ended June 30, 2002, from $6.9 million for the three months ended June 30, 2001.  These increases are largely attributable to the increasing costs of employee related and occupancy expenses as well as operating expenses of the Grand Junction branch that opened during third quarter 2001.

The efficiency ratio, before amortization expense on intangible assets, increased to 75% for the six months ended June 30, 2002, from 68% for the six months ended June 30, 2001.  The efficiency ratio, before amortization expense on intangible assets, increased to 77% for the quarter ended June 30, 2002, from 68% for the quarter ended June 30, 2001.  These increases in the efficiency ratio were due to the decline in revenue (net interest income plus non-interest income) of $948,000 and $851,000 during the six months and three months ended June 30, 2002 while non-interest expenses before intangible amortization expense increased by $655,000 and $244,000, respectively, during the same period.

Income Taxes.  The Company’s effective income tax rate (income tax expense as a percentage of pre-tax income) was 32.5% and 34.1% for the three and six months ended June 30, 2002 as compared to 41.8% and 42.2% for the three and six months ended June 30, 2001.  The decrease in the effective rate is primarily due to elimination of goodwill amortization expense as of January 1, 2002.  See discussion in the “Overview” section, above.  The majority of the Company’s goodwill amortization expense during 2001 was not deductible for tax purposes, thus resulting in a higher effective tax rate.

Financial Condition

The Company's assets increased by $5.6 million or 1%, to $560.9 million as of June 30, 2002, from $555.3 million as of December 31, 2001.

Federal funds sold balances increased by $28.1 million, or 203%, to $41.9 million as of June 30, 2002 from $13.8 million at December 31, 2001.  Investment securities increased to $72.7 million as of June 30, 2002, compared to $41.6 million as of December 31, 2001, a 75% increase.  During this period, quality loan demand decreased while deposit balances remained relatively flat, resulting in additional cash inflows to invest.   Additionally, due to the low interest rate on borrowings, the Company leveraged its capital by increasing Federal Home Loan Bank (FHLB) borrowings and using the proceeds to purchase high quality government agency and other securities.  Between December 31, 2001 and June 30, 2002, FHLB borrowings increased $8.9 million, or 42%.

As of June 30, 2002, loans held for sale decreased $2.4 million, or 35%, from December 31, 2001, due to a change in the types of mortgage loans originated during that period.

Gross loans decreased $44.3 million, or 11%, from December 31, 2001, due to the continued softening of the economy, as well as an internal shift toward more conservative underwriting policies in response to the slow economy.

Premises and equipment decreased by $1.2 million, or 3%, from $42.0 million as of December 31, 2001, to $40.8 million as of June 30, 2002.  This decrease is mainly attributable to $1.2 million of depreciation expense and the sale of the land and building at the previous branch in Dillon, Colorado that had a net book value of $1.5 million.  These decreases were offset by the purchase of $1.7 million of premises and equipment primarily related to the construction and furnishing of the new building in Dillon and construction of a new branch in Glenwood Springs to replace an existing facility, as well as equipment and software upgrades.

Deposits decreased by $4.3 million, or 1%, from $442.4 million as of December 31, 2001, to $438.1 million as of June 30, 2002.  The decrease in deposits was largely attributable to a decline in money market rates as well as seasonal factors, offset by the introduction of a new short-term certificate of deposit (CD) product.  The new CD product allows one rate change per term and one addition to the balance during the term.  This “flexible” CD enabled WestStar to attract new money as well as retain funds from maturing CD’s.

Asset Quality

Provision and Allowance for Loan Losses. Provision expense for the three and six months ended June 30, 2002, was $170,000 and $382,000, respectively, compared to $200,000 and $500,000, respectively, for the three and six months ended June 30, 2001.  This provision for loan losses covered net charge-offs for the first six months of 2002 by approximately 50%. The allowance for loan losses of $4.0 million as of June 30, 2002, decreased 9% from the $4.4 million level as of December 31, 2001 and it represents 1.15% of total loans and 108% of non-performing loans as of June 30, 2002.  The $388,000 decrease in the allowance for loan losses from December 31, 2001 was primarily due to the charge-off of a large portion of a single credit previously reserved, and reflects the Company’s revised estimate of probable losses in the decreased loan portfolio (gross loans decreased $44.3 million, or 11%, between December 31, 2001 and June 30, 2002).

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

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses Analysis (in thousands)	Six months ended June 30,

	2002	2001

Average total loans	$370,459	417,707

Total loans at end of period	$347,392	404,867

Allowance at beginning of period	$4,375	4,440
Loans charged off	(838)	(424)
Recoveries on loans previously charged off	68	92
Provision for loan losses	382	500

Allowance at end of period	$3,987	4,608

Annualized net charge-offs to average loans	0.42%	0.16%
Allowance to total loans at end of period	1.15%	1.14%

Non-Performing Assets. The following table presents information regarding non-performing assets as of the dates indicated:

Non-Performing Assets (in thousands)	June 30,

	2002	2001

Nonaccrual loans	$3,701	1,161
Restructured loans	—	—

Total non-performing loans	3,701	1,161
Foreclosed properties	130	58

Total non-performing assets	3,831	1,219
Loans 90 days or more past due and accruing	219	—

Total risk assets	$4,050	1,219

Non-performing loans to total loans	1.07%	0.29%

Non-performing assets to loan related assets	1.10%	0.30%

Non-performing assets to total assets	0.68%	0.22%

Risk assets to loan related assets	1.17%	0.30%

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

As of June 30, 2002, the Company had cash and cash equivalents (including federal funds sold) of $57.2 million and investment securities of $72.7 million.  Almost 99% of the Company’s investment portfolio is classified as available-for-sale and can be readily sold to meet liquidity needs.  Based on current plans and business conditions, the Company expects that its cash, cash equivalents, investment securities and available borrowing capacity under its credit facilities, together with any amounts generated from operations, will be sufficient to meet the Company's liquidity requirements for the next 12 months. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

Cash Flows

Net Cash from Operating Activities

During the six-month period ended June 30, 2002, cash of $5.5 million was provided by operating activities consisting primarily of net income of $2.8 million plus non-cash expenses of $1.7 million and net decreases in operating assets and liabilities of $883,000. Non-cash expenses consisted primarily of $1.2 million of depreciation and amortization expense on premises and equipment and a $382,000 loan loss provision.  The net decrease in operating assets and liabilities was primarily due to a $2.4 million decrease in loans held for sale, offset by a $737,000 increase in other assets and an $830,000 decrease in interest payable and other liabilities.  The decrease in loans held for sale was primarily due to a change in the types of mortgage loans originated during that period.

During the six-month period ended June 30, 2001, cash of $5.4 million was provided by operating activities consisting of net income of $2.9 million plus non-cash expenses of $2.6 million offset by net increases in operating assets and liabilities of $80,000. Non-cash expenses consisted primarily of $1.1 million of depreciation and amortization expense on premises and equipment, amortization of intangible assets of $832,000, and a $500,000 loan loss provision.  The net increase in operating assets and liabilities consisted primarily of a $4.4 million increase in loans held for sale and a decrease in interest payable and other liabilities of $4.3 million.  The increase in loans held for sale was primarily due to the multiple interest rate reductions during the first six months of 2001 that resulted in increased mortgage origination activity.  For a discussion of the change in interest bearing liabilities, see the “Results of Operations” section, above.

Net Cash from Investing Activities

During the six-month period ended June 30, 2002, investing activities provided cash of $13.1 million.  These inflows consisted primarily of a $43.2 million decrease in loans, the maturity and/or calls of $7.2 million of investment securities, $1.7 million of proceeds from sales of premises and equipment and $594,000 of proceeds from sales of foreclosed properties.  The proceeds from sales of premises and equipment were primarily related to the sale of the previous branch building in Dillon.   These inflows were offset by the purchase of $38.0 million of investment securities and the purchase of $1.7 million of premises and equipment.

The Company provided cash from investing activities during the six-month period ended June 30, 2001 aggregating $20.8 million. These inflows consisted primarily of a decrease in loans of $21.9 million and the maturity or calls of $10.2 million of investment securities, offset by the purchase of investment securities of $9.5 million and the purchase of premises and equipment of $1.8 million.  The decrease in loans was due to the general softening of the Colorado economy, as well as an internal shift toward more conservative underwriting policies.

Net Cash from Financing Activities

During the six-month period ended June 30, 2002, cash of $3.1 million was provided by financing activities consisting primarily of the receipt of $8.9 million of proceeds from FHLB advances, offset by a decrease in deposits of $4.3 million, the repurchase of $1.1 million of common stock, and payment of dividends on common stock of $582,000.

During the six-month period ended June 30, 2001, cash of $17.8 million was used by financing activities consisting primarily of a $30.9 million decrease in deposits, the repayment of $10.4 million of short-term borrowings, the repurchase of $7.0 million of outstanding common stock of the Company, and payment of dividends on common stock of $509,000.  These outflows were partially offset by the receipt of $24.0 million of proceeds from the issuance of trust preferred securities and an increase in FHLB advances of $7.0 million.

Borrowings

WestStar is a member of the FHLB of Topeka and, as a regular part of its business, obtains advances from the FHLB.  Advances are collateralized primarily by FHLB stock owned by WestStar and loans secured by certain mortgage loans or deeds of trust.  As of June 30, 2002, the authorized borrowing line totaled $120.3 million.  Of this amount, a total of $24 million in the form of irrevocable stand-by letters of credit issued by the FHLB were pledged as collateral for uninsured public fund deposits, $8.9 million was outstanding as short-term advances and $21.1 million was outstanding as long-term advances.

WestStar has also established an unsecured, overnight federal funds line with Bankers’ Bank of the West (Bankers’ Bank).  As of June 30, 2002, the authorized borrowing line totaled $37.3 million, with $0 outstanding.

WestStar has also established overnight federal funds lines with First Tennessee Bank, N.A. (First Tennessee) totaling $20.0 million.  Of that amount, $10.0 million is secured and $10.0 million is unsecured.  These lines are subject to cancellation by First Tennessee at any time upon the occurrence of certain conditions.  As of June 30, 2002, no amounts were outstanding under the lines.

Dividends

Payment of dividends is at the discretion of the Board and is determined by taking into account the earnings, capital levels, cash requirements, and the financial condition of Vail Banks and WestStar, as well as applicable government regulations and other relevant factors.  On July 22, 2002, the Board declared a regular quarterly dividend of $0.06 per share to shareholders of record on August 2, 2002.

Stock Repurchase Plan

During February 2001, the Board authorized the repurchase of up to $10 million of the outstanding shares of the Company’s common stock.  In September 2001, the Board reauthorized the repurchase program to allow for a total of $17 million in repurchases (including repurchases previously completed) through September 2002.  As of June 30, 2002, 817,390 shares of common stock had been repurchased at an average price of $11.48 per share, or approximately $9.4 million.

Capital Resources

As of June 30, 2002, shareholders’ equity had increased $1.7 million, or 3%, to $65.2 million from $63.5 million as of December 31, 2001.  This increase is primarily related to the retention of $2.8 million of earnings, an increase in accumulated other comprehensive income of $302,000 related to increased unrealized gains on investment securities available for sale, the exercise of $146,000 of stock options and the issuance of $117,000 of restricted stock, offset by the payment of common stock dividends of $582,000, and the repurchase of $1.1 million of common stock.

As of June 30, 2002 and 2001, the Company met all capital adequacy requirements to which it was subject.  As of that date, the Company had Tier 1 and Total Risk-Based Capital ratios of 12.91% and 14.48%, respectively, and a Leverage ratio of 9.46%.  Regulatory guidelines permit the Company’s trust preferred securities to be included in the calculation of Tier 1 and Total Risk-Based capital, subject to certain limitations.  As of June 30, 2001, the Company had Tier 1 and Total Risk-Based Capital ratios of 10.99% and 12.83%, respectively, and a Leverage ratio of 8.74%.

As of June 30, 2002 and June 30, 2001, WestStar met all capital adequacy requirements to which it was subject and exceeded the minimum ratios to be designated as “well-capitalized.”  As of June 30, 2002, WestStar had Tier 1 and Total Risk-Based Capital ratios of 11.89% and 12.91%, respectively, and a Leverage ratio of 8.70%.  As of June 30, 2001, WestStar had Tier 1 and Total Risk-Based Capital ratios of 9.85% and 10.96%, respectively, and a Leverage ratio of 7.83%.

Recently Issued Accounting Standards

During June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and discontinues the use of the pooling-of-interests method.  The Company adopted the provisions of SFAS 141 on January 1, 2002.  Adoption did not have an effect on the Company’s consolidated financial statements.  SFAS 142 provides guidance on how to account for goodwill and intangible assets after an acquisition has been completed.  Specifically, amortization of new and pre-existing goodwill has been eliminated, and instead goodwill will be tested for impairment on an annual basis. The Company adopted the provisions of SFAS 142 on January 1, 2002.   See “Note 5—Goodwill and Other Intangible Assets” for a discussion of the impact of this statement on the Company.

During April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  This statement is effective for financial statements issued on or after May 15, 2002.  The Company adopted this statement during the second quarter ended June 30, 2002.  This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.

This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Adoption of this standard did not have an effect on the Company’s consolidated financial condition or results of operations.

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

The Company’s Asset/Liability Management Committee manages interest rate risk.  The principal objective of asset/liability management is to manage the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. To effectively measure and manage interest rate risk, the Company uses computer simulations that determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, investment securities, loans, deposits, and borrowings. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these computer simulations, interest rate risk is quantified and appropriate strategies are developed and implemented.  During 2001 and the first half of 2002, the Company did not use interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposures.

During the first six months of 2002, Vail Banks experienced increased liquidity, which was used in part to purchase longer-term investment securities and invest in short-term federal funds sold.  While the liquidity position increased, the balance sheet restructuring overall lessened the asset sensitive nature of the balance sheet.  Therefore, Vail Banks was less sensitive to changes in interest rates at June 30, 2002 than at December 31, 2001.

During the remainder of 2002, the Company will face risk primarily from the possibility of lower interest rates. Although the Company’s gap position is slightly negative at June 30, 2002, due to the low level of deposit rates, the bank is more sensitive to downward changes in rates.  If rates fall, asset yields will decline faster than the cost of interest bearing liabilities, leading to a decline in the margin. The extent of this decline will depend on the degree to which retail deposit rates change relative to market rates. The 475 basis point reduction in short-term rates by the Federal Reserve Bank during 2001 effectively repriced a significant portion of the Company’s loan portfolio.  While it also produced an opportunity to reduce funding costs, at the current level of interest rates, further reductions in funding costs may be limited.

PART II        OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 20, 2002, the Company held its annual meeting of shareholders. At that meeting, the security holders voted on the following items:

1.  Election of directors—Directors were elected with the following results:

Name	Term	Votes Cast For Election	Votes Cast Against Election	Votes Withheld	Abstentions	Broker Non-Votes

Kay H. Chester	3 years	3,379,005	0	31,486	0	0
James G. Flaum	3 years	3,379,555	0	30,936	0	0
Dan E. Godec	3 years	3,298,055	0	112,436	0	0
Robert L. Knous, Jr.	3 years	3,379,355	0	31,136	0	0
Byron A. Rose	3 years	3,379,705	0	30,786	0	0
Donald L. Vanderhoof	3 years	3,379,755	0	30,736	0	0

2.  Stock Incentive Plan—Security holders voted to amend the Vail Banks Amended and Restated Stock Incentive Plan (the Plan) to increase the number of shares of common stock that are available for the grant of awards under the Plan to 1,000,000 shares and to provide for certain other annual increases in available shares of common stock under the Plan.  The results of the vote were as follows:  votes cast for the proposal were 2,532,123, votes cast against the proposal were 873,728, votes withheld were 0, abstentions were 4,640, and broker non-votes were 0.

3.  Security holders voted to ratify the selection of Dalby Wendland & Co., P.C. as Vail Banks’ independent public accountants for the fiscal year 2002.  The results of the vote were as follows:  votes cast for the proposal were 3,388,442, votes cast against the proposal were 17,309, votes withheld were 0, abstentions were 4,740, and broker non-votes were 0.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)         Exhibits

99.1
Certification by Lisa M. Dillon, President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2

Certification by Peter G. Williston, Senior Executive Vice President and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)        Reports on Form 8-K

SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

VAIL BANKS, INC.

Date: August 13, 2002	/s/ Lisa M. Dillon Lisa M. Dillon President

Date: August 13, 2002	/s/ Peter G. Williston Peter G. Williston Senior Executive Vice President and Chief Financial Officer