Form 10-Q
period 2002-09-30
VAIL BANKS INC
filed 2002-11-13
CIK 1035770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   As of October 31, 2002, there were 5,763,203 shares of common stock ($1.00 par value per share) outstanding.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER  30, 2002

TABLE OF CONTENTS
PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets	3
Consolidated Statements of Income and Comprehensive Income	4
Consolidated Statements of Cash Flows	6
Notes to Unaudited Consolidated Financial Statements	8

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements	14
Basis of Presentation	14
Overview	14
Results of Operations	15
Financial Condition	16
Asset Quality	17
Liquidity	18
Capital Resources	20
Recently Issued Accounting Standards	21

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

Item 4. CONTROLS AND PROCEDURES	23

PART II OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.	24

PART I           FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

VAIL BANKS, INC.

Consolidated Balance Sheets

	September 30,	December 31,
(in thousands, except share data)	2002	2001

ASSETS	(unaudited)

Cash and due from banks	$16,788	21,711
Federal funds sold	48,240	13,815
Investment securities, available for sale	59,735	40,588
Investment securities, held to maturity (fair value of
$891 (unaudited) and $1,033 as of September 30, 2002 and December 31, 2001, respectively)	842	998
Loans held for sale	4,129	6,950
Loans (includes related party loans of $4,204 (unaudited) and $4,024
as of September 30, 2002 and December 31, 2001, respectively)	344,353	391,725
Allowance for loan losses	(4,102)	(4,375)

Net loans	340,251	387,350
Premises and equipment, net	40,526	41,957
Interest receivable	2,011	2,571
Goodwill, net	35,970	35,970
Other intangible assets, net	834	890
Other assets	2,744	2,531

	$552,070	555,331

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits
Non-interest bearing	$98,075	103,730
Interest bearing	329,478	338,620

Total deposits	427,553	442,350
Short-term Federal Home Loan Bank advances	8,940	12,250
Long-term Federal Home Loan Bank advances	21,060	8,850
Guaranteed preferred beneficial interest in Company's subordinated debt	24,000	24,000
Interest payable and other liabilities	3,323	3,724

Total liabilities	484,876	491,174
Minority interest	712	701

Shareholders’ equity
Preferred stock – $1 par value; 2,250,000 shares authorized, no shares
issued and outstanding at September 30, 2002 (unaudited) and December 31, 2001, respectively	—	—
Common stock – $1 par value; 20,000,000 shares authorized,
5,783,803 (unaudited) and 5,754,152 shares issued and outstanding at
September 30, 2002 and December 31, 2001, respectively	5,784	5,754
Additional paid-in capital	41,575	42,531
Retained earnings	18,743	15,155
Accumulated other comprehensive income, net of tax expense of $219 (unaudited) and $9 at September 30, 2002 and December 31, 2001, respectively	380	16

Total shareholders’ equity	66,482	63,456

	$552,070	555,331

The accompanying unaudited notes are an integral part of these consolidated financial statements

Vail Banks, Inc.
Consolidated Statements of Income and Comprehensive Income
(in thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest and dividend income
Loans, including fees	$7,515	9,726	22,964	30,711
Investment securities	878	470	2,541	1,221
Federal funds sold and other short-term investments	190	105	433	574

Total interest and dividend income	8,583	10,301	25,938	32,506

Interest expense
Deposits	1,260	2,316	3,919	9,161
Short-term borrowings	57	81	184	127
Long-term borrowings	222	—	542	—
Guaranteed preferred beneficial interest in Company’s subordinated debt	612	612	1,835	1,412

Total interest expense	2,151	3,009	6,480	10,700

Net interest income	6,432	7,292	19,458	21,806
Provision for loan losses	—	75	382	575

Net interest income after provision for loan losses	6,432	7,217	19,076	21,231

Non-interest income
Deposit related	880	967	2,660	2,938
Mortgage broker fees	1,207	1,140	3,416	2,871
Other	1,188	952	2,919	2,430

	3,275	3,059	8,995	8,239

Non-interest expense
Salaries and employee benefits	4,166	4,016	12,356	11,540
Occupancy	807	754	2,413	2,260
Furniture and equipment	711	744	2,162	2,142
Amortization of intangible assets	19	415	56	1,247
Other	1,370	1,526	4,156	4,476

	7,073	7,455	21,143	21,665

Income before income tax expense	2,634	2,821	6,928	7,805
Income tax expense	946	1,160	2,411	3,263

Net income	1,688	1,661	4,517	4,542
Unrealized gains on available for sale securities, net of taxes Unrealized holding gains arising during period Reclassification adjustment for gains included in net income	206 (144)	242 –	325 39	376 —

Comprehensive income	$1,750	1,903	4,881	4,918

Vail Banks, Inc.
Consolidated Statements of Income and Comprehensive Income (Continued)
(in thousands, except share data)

Earnings per share
Basic	$0.30	0.29	0.80	0.75

Diluted	$0.29	0.28	0.76	0.73

Weighted average common shares
Basic	5,641,412	5,810,000	5,666,207	6,042,894
Diluted	5,909,963	5,967,266	5,937,041	6,195,372

The accompanying unaudited notes are an integral part of these consolidated financial statements

Vail Banks, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,

	2002	2001

	(unaudited)	(unaudited)

Cash flows from operating activities
Net income	$4,517	4,542
Adjustments to reconcile net income to net cash provided by operating activities
Net amortization of premiums on investment securities	249	—
Gain on sale of investment securities	(416)	—
Provision for loan losses	382	575
Depreciation and amortization of premises and equipment	1,749	1,704
Net loss on sale and disposal of premises and equipment	17	31
Amortization of goodwill and other intangible assets	56	1,247
(Gain) loss on sale of foreclosed properties	(123)	43
Recognition of stock compensation on restricted common stock	140	42
Recognition of stock compensation on stock options	47	39
Deferred income tax expense	—	216
Changes in operating assets and liabilities, net of effect of purchase business combinations
Loans held for sale	2,821	(3,587)
Interest receivable	560	642
Other assets	(439)	(264)
Interest payable and other liabilities	(401)	(425)
Other, net	11	46

Net cash provided by operating activities	9,170	4,851

Cash flows from investing activities, net of effect of purchase business combinations
Purchases of investment securities, available for sale	(44,174)	(11,520)
Proceeds from maturities of investment securities, held to maturity	157	4,152
Proceeds from maturities/calls of investment securities, available for sale	10,353	7,206
Proceeds from sales of investment securities, available for sale	15,414	—
Net decrease in loans	46,249	24,178
Purchases of premises and equipment	(2,075)	(3,341)
Proceeds from sales of premises and equipment	1,740	28
Proceeds from sales of foreclosed properties	607	151
Net cash paid for acquisitions	—	(2)

Net cash provided by investing activities	28,271	20,852

Cash flows from financing activities, net of effect of purchase business combinations
Net decrease in deposits	(14,797)	(28,686)
Net decrease in federal funds purchased	—	(8,410)
Net increase in Federal Home Loan Bank advances	8,900	2,000
Repayment of line of credit	—	(2,000)
Proceeds from issuance of trust preferred securities	—	24,000
Proceeds from issuance of common stock	160	86
Repurchase of common stock	(1,273)	(7,871)
Payment of cash dividends on common stock	(929)	(802)

Net cash used by financing activities	(7,939)	(21,683)

Net increase in cash and cash equivalents	29,502	4,020
Cash and cash equivalents at beginning of period	35,526	24,670

Cash and cash equivalents at end of period	$65,028	28,690

Vail Banks, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Nine months ended September 30

	2002	2001

	(unaudited)	(unaudited)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest expense	$6,786	10,637

Income taxes	$2,280	2,570

Non-cash investing and financing transactions Foreclosure of collateralized loans, net of reserve	$468	253

Unrealized gain on investment securities available for sale, net of taxes	$364	376

Reclassification of software from premises and equipment to other assets	$—	454

Issuance of restricted common stock	$117	16

Goodwill recorded in connection with acquisitions
Cash outflows for business acquisitions (net of cash acquired)	$—	2
Net assets acquired (assets acquired less liabilities issued and assumed)	—	—

Goodwill recorded	$—	2

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

In the opinion of the Company, all adjustments necessary, consisting of only normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements.  Operating results for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the full year.

Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

2.  INVESTMENT SECURITIES

Investment securities consist of the following:

	September 30, 2002		December 31, 2001

	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value

	(unaudited)	(unaudited)

Securities available for sale
U.S. Treasury	$—	—	248	258
Government agencies	13,707	13,714	6,465	6,634
State and municipal	2,506	2,533	2,712	2,723
Mortgage-backed securities	34,720	35,285	16,473	16,414
FHLMC preferred stock	4,500	4,500	7,004	7,035
Trust preferred securities	—	—	4,634	4,497

Total debt securities	55,433	56,032	37,536	37,561
Equity securities	3,703	3,703	3,027	3,027

Total securities available for sale	$59,136	59,735	40,563	40,588

Securities held to maturity
Mortgage-backed securities	$842	891	998	1,033

Total securities held to maturity	$842	891	998	1,033

As of September 30, 2002, equity securities were comprised of Federal Home Loan Bank (FHLB) stock of $1.7 million, Federal Reserve stock of $1.9 million, and other equity investments of $183,000.  As of December 31, 2001, equity securities were comprised of FHLB stock of $2.1 million, Federal Reserve stock of $793,000, and other equity investments of $183,000.

The following table presents the components of investment income for the nine months ended September 30, 2002 and 2001.

	September 30, 2002	September 30, 2001

	(unaudited)	(unaudited)

Taxable interest income	$2,150	872
Nontaxable interest income	244	195
Dividends	147	154

	$2,541	1,221

3.  LOANS

Loans consist of the following:

(in thousands)	September 30, 2002	December 31, 2001

	(unaudited)

Commercial, industrial and land	$207,921	214,662
Real Estate - construction	62,979	90,449
Real Estate - mortgage	61,187	68,898
Consumer and other	12,266	17,716

	$344,353	391,725

As of September 30, 2002 and December 31, 2001, $824,000 and $178,000, respectively, of deposit account overdrafts have been reclassified to loans.

In the ordinary course of business, the Company had loans receivable from directors, executive officers and principal shareholders (holders of more than five percent of the outstanding shares of common stock) of the Company and their affiliates as follows:

(in thousands)	2002

Balance at January 1, 2002	$4,024
New loans, including renewals	274
Payments, including renewals	(94)

Balance at September 30, 2002 (unaudited)	$4,204

4.  PROVISION AND ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance are summarized as follows:

(in thousands)	2002

Allowance at January 1, 2002	$4,375
Loans charged off	(1,253)
Recoveries on loans previously charged off	598
Provision for loan losses	382

Allowance at September 30, 2002 (unaudited)	$4,102

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

During June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which provides guidance on how to account for goodwill and intangible assets after an acquisition has been completed.  Specifically, all new and pre-existing goodwill will no longer be amortized, but instead will be tested for impairment on an annual basis.  Amortization of other intangible assets will continue.  The Company adopted the provisions of SFAS 142 on January 1, 2002 and determined that the net unamortized goodwill of $36.0 million was not impaired as of that date.  Additionally, the Company reassessed the useful life of the core deposit intangible asset related to a previously acquired branch.  The Company determined that as of January 1, 2002, the core deposit intangible asset had a remaining useful life of twelve years.  Accordingly, the $890,000 unamortized balance as of January 1, 2002 will be amortized to expense on a straight-line basis over twelve years.  This reduction in remaining life resulted in additional core deposit intangible amortization expense of $9,000 ($6,000 after tax) and $26,000 ($17,000 after tax) for the three and nine months ended September 30, 2002 over the comparable periods during 2001.

The following table presents the components of intangible assets amortization expense for the three and nine months ended September 30, 2002 and 2001:

	Three months ended September 30,		Nine months ended September 30,

(in thousands)	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Goodwill amortization	$—	405	—	1,217
Core deposit intangible amortization	19	10	56	30

Total intangible assets amortization expense	$19	415	56	1,247

The following table presents future estimated intangible amortization expense as of September 30, 2002:

(in thousands)

(unaudited)

2002	$18
2003	74
2004	74
2005	74
2006	74
Thereafter	520

$834

The following table presents comparative net income and earnings per share information as if goodwill amortization expense had not been recorded for the three and nine months ended September 30, 2001, and as if the remaining useful life of the core deposit intangible asset had not been revised as of January 1, 2002:

	Three months ended September 30,		Nine months ended September 30,

(in thousands)	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET INCOME
Reported net income	$1,688	1,661	4,517	4,542
Add back: Goodwill amortization	—	405	—	1,217
Add back: Core deposit intangible amortization (less income taxes)	12	6	36	19

Adjusted net income	1,700	2,072	4,553	5,778

	Three months ended September 30,		Nine months ended September 30,

(in thousands)	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
BASIC EARNINGS PER SHARE
Reported basic earnings per share	$0.30	0.29	0.80	0.75
Add back: Effect of goodwill amortization	—	0.07	—	0.21
Add back: Effect of core deposit intangible amortization (less income taxes)	—	—	—	—

Adjusted basic earnings per share	0.30	0.36	0.80	0.96

DILUTED EARNINGS PER SHARE
Reported diluted earnings per share	0.29	0.28	0.76	0.73
Add back: Effect of goodwill amortization	—	0.07	—	0.20
Add back: Effect of core deposit intangible amortization (less income taxes)	—	—	0.01	—

Adjusted diluted earnings per share	0.29	0.35	0.77	0.93

6.  BORROWINGS

WestStar is a member of the FHLB of Topeka and, as a regular part of its business, obtains both short and long-term advances from this FHLB. Advances are collateralized primarily by FHLB stock owned by WestStar and loans secured by certain mortgages or deeds of trust. As of September 30, 2002, the authorized borrowing line totaled $115.1 million of which $30.0 million was outstanding ($8.9 million was short-term and $21.1 million was long-term). Additionally, a total of $24.0 million in the form of stand-by irrevocable letters of credit issued by the FHLB were pledged as collateral for uninsured public fund deposits.

WestStar has established an unsecured, overnight federal funds line with Bankers’ Bank of the West that expires on August 31, 2003.  As of September 30, 2002, the authorized borrowing line totaled $41.5 million with $0 outstanding.

WestStar has also established overnight federal funds lines with First Tennessee Bank, N.A. (First Tennessee) totaling $20.0 million.  If drawn upon, $10.0 million will be a  secured line and $10.0 million will be an unsecured line.  These lines are subject to cancellation by First Tennessee at any time upon the occurrence of certain conditions.  As of September 30, 2002, no amounts were outstanding under the lines.

7.  SHAREHOLDERS’ EQUITY

Stock Repurchase Plan

On October 15, the Company’s Board of Directors reauthorized the Company’s stock repurchase program, allowing additional repurchases of up to $10 million through October 2003.  Since inception of the program in March 2001, the Company has repurchased 833,290 shares at an average price of $11.49 per share.  During the third quarter 2002, the Company repurchased 15,900 common shares at an average cost of $11.81.

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

The following table presents the net income and weighted average common shares outstanding used to calculate earnings per share for the nine months ended September 30, 2002 and 2001:

	September 30,

(in thousands, except share data)	2002	2001

	(unaudited)
Basic earnings per share computation

Net income available to common shareholders	$4,517	4,542

Weighted average shares outstanding – basic	5,666,207	6,042,894

Basic earnings per share	$0.80	0.75

Diluted earnings per share computation

Net income available to common shareholders	$4,517	4,542

Weighted average shares outstanding – basic	5,666,207	6,042,894
Shares assumed issued:
Stock options	128,162	107,915
Restricted stock	142,672	44,563

Weighted average shares outstanding – diluted	5,937,041	6,195,372

Diluted earnings per share	$0.76	0.73

Options to purchase an average of 48,000 and 60,000 shares of common stock at average exercise prices of $12.03 and $11.37 per share, respectively, were outstanding during the nine months ended September 30, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market prices of the common stock during the quarter.

8.  REGULATORY MATTERS

As of September 30, 2002, the Company met all capital adequacy requirements to which it was subject.  As of that date, the Company had Tier 1 and Total Risk-Based Capital ratios of 13.62% and 15.15%, respectively, and a Leverage ratio of 9.90%.  Regulatory guidelines permit the Company’s trust preferred securities to be included in the calculation of Tier 1 and Total Risk-Based capital, subject to certain limitations.

As of September 30, 2002, WestStar met all capital adequacy requirements to which it was subject and exceeded the minimum ratios to be designated as “well-capitalized.”  As of September 30, 2002, WestStar had Tier 1 and Total Risk-Based Capital ratios of 12.75% and 13.83%, respectively, and a Leverage ratio of 9.26%.

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

During June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This statement is effective for exit or disposal activities initiated after December 31, 2002.  These activities may include sale or termination of a line of business, the closure of business activities in a particular location, the relocation of business activities from one location to another, changes in management structure, and a fundamental reorganization that affects the nature and focus of operations.  The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize liabilities associated with exit or disposal activities at the time that they are incurred rather than at the date of a commitment to the exit or disposal plan.  The Company will adopt this statement on January 1, 2003, but does not anticipate that adoption of the standard will have a significant effect on the consolidated financial condition or results of operations.

10.  SUBSEQUENT EVENTS

On October 15, 2002, the Board of Directors declared a regular quarterly dividend of $0.06 per share to shareholders of record on November 1, 2002.

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

Basis of Presentation

The following discussion and analysis provides information regarding the Company’s financial condition as of September 30, 2002, and its results of operations for the three and nine months ended September 30, 2002, in comparison to the three and nine months ended September 30, 2001. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Overview

Net income remained level at $4.5 million for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.  Additionally, net income remained flat at $1.7 million for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.  Although net income remained consistent for both the three and nine month periods, goodwill amortization expense ceased effective January 1, 2002 (see discussion below).  This reduction in expense, however, was offset by a decrease in the net interest margin (see discussion in the Results of Operations section, below.)

Diluted earnings per share for the nine months ended September 30, 2002, was $0.76 compared to $0.73 for the nine months ended September 30, 2001, an increase of 4%.  Diluted earnings per share for the three months ended September 30, 2002, was $0.29 compared to $0.28 for the three months ended September 30, 2001, an increase of 4%.

The annualized return on average assets was 1.07% for the nine months ended September 30, 2002 compared to 1.08% for the nine months ended September 30, 2001, and 1.19% for both the quarter ended September 30, 2002 and the quarter ended September 30, 2001.

The annualized return on average equity was 9.33% for the nine months ended September 30, 2002 compared to 9.48% for the nine months ended September 30, 2001, and 10.20% for the quarter ended September 30, 2002, compared to 10.51% for the quarter ended September 30, 2001.

As a result of the acquisitions and mergers completed since 1995, the Company had unamortized goodwill of $36.0 million as of September 30, 2002 and December 31, 2001.  Effective January 1, 2002, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which eliminated amortization expense on goodwill.  The Company continued to amortize other intangible assets.  The Company had unamortized other intangible assets of $834,000 and $890,000 as of September 30, 2002 and December 31, 2001, respectively.  For comparability purposes, the following 2001 figures show pro forma earnings and ratios as if goodwill and other intangible assets amortization expense had not been recorded.  The supplemental pro forma data presented herein does not exclude the effects of other non-cash operating expenses such as depreciation, provision for loan losses, or deferred income taxes associated with the results of operations.

Earnings excluding amortization for the nine months ended September 30, 2002, was $4.6 million ($0.77 per share, diluted) compared with $5.8 million for the nine months ended September 30, 2001, ($0.93 per share, diluted), a decrease of 21% in pro forma earnings and 17% in pro forma diluted earnings per share.   Earnings excluding amortization for the three months ended September 30, 2002, was $1.7 million ($0.29 per share, diluted) compared with $2.1 million for the three months ended September 30, 2001, ($0.35 per share, diluted), a decrease of 18% in pro forma earnings and 17% in pro forma diluted earnings per share.

The annualized pro forma return on tangible assets (annualized pro forma earnings to average tangible assets) was 1.16% for the nine months ended September 30, 2002, and 1.48% for the nine months ended September 30, 2001.  The annualized pro forma return on tangible assets (annualized pro forma earnings to average tangible assets) was 1.29% for the three months ended September 30, 2002, and 1.60% for the three months ended September 30, 2001.

The annualized pro forma return on tangible equity was 21.91% for the nine months ended September 30, 2002, compared to 29.56% for the nine months ended September 30, 2001.  The annualized pro forma return on tangible equity was 23.48% for the three months ended September 30, 2002, compared to 32.66% for the three months ended September 30, 2001.

Results of Operations

Net Interest Income.  Net interest income, on a fully tax-equivalent basis, decreased by $2.3 million, or 11%, to $19.6 million for the nine months ended September 30, 2002, from $21.9 million for the nine months ended September 30, 2001.  Net interest income, on a fully tax-equivalent basis, decreased by $871,000, or 12%, to $6.5 million for the three months ended September 30, 2002, from $7.3 million for the three months ended September 30, 2001.

The interest margin on a fully tax-equivalent basis was 5.58% and 5.49% for the nine and three months ended September 30, 2002, as compared to 6.34% and 6.41% for the nine and three months ended September 30, 2001.  Net interest margin is influenced by the level and relative mix of earning assets, interest bearing liabilities, non-interest bearing liabilities and shareholders’ equity as well as the cost of interest bearing liabilities as compared to the yield on earning assets.  The decrease in net interest margin during 2002 from 2001 was primarily due to the multiple interest rate cuts implemented by the Federal Reserve throughout 2001 as well as a shift in the mix of earning assets from loans to investments and in interest bearing liabilities from deposits to borrowings.  During late 2001 and early 2002, the Company implemented a short-term leverage strategy that enabled it to add additional net income by utilizing excess capital during a period of low loan demand and low interest rates.  The leverage strategy involved borrowing from the Federal Home Loan Bank and reinvesting those funds in, primarily, mortgage backed securities resulting in a net spread.  Although the strategy was designed to add additional net income, it did, however, have a somewhat negative impact on the net interest margin due to the smaller spread between rates offered on investments and charged on borrowing than would have been generated from the spread between loan and deposit rates.

Interest income, on a fully tax-equivalent basis, decreased to $26.1 million and $8.6 million for the nine and three months ended September 30, 2002, as compared to $32.6 million and $10.4 million for the corresponding periods in 2001.  These decreases were primarily the result of a decrease in yield on average earning assets caused by the multiple interest rate cuts implemented by the Federal Reserve throughout 2001 as well as a shift in the mix of earning assets from loans to investments.  See discussions of these individual fluctuations in the “Financial Condition” section below.  Although average earning assets increased $13.3 million, or 3%, during third quarter 2002 from third quarter 2001, average loans, which have a significantly higher yield than investment securities, declined to 74% of earning assets for the quarter ended September 30, 2002, as compared to 89% of earning assets for the quarter ended September 30, 2001.  As a result, the yield on earning assets decreased 173 basis points, from 9.04% for the quarter ended September 30, 2001 to 7.31% for the quarter ended September 30, 2002.  This decrease was partially offset by a 96 basis point decrease in the cost of interest bearing liabilities from 3.11% for the quarter ended September 30, 2001 to 2.15% for the quarter ended September 30, 2002.   Additionally, for the nine months ended September 30, 2002, the yield on earning assets decreased 200 basis points to 7.43% from 9.43% for the nine months ended September 30, 2001, which was partially offset by a 145 basis point decrease in the cost of interest bearing liabilities from 3.62% for the nine months ended September 30, 2001 to 2.17% for the nine months ended September 30, 2002.

Interest expense decreased to $6.5 million and $2.2 million for the nine and three months ended September 30, 2002, as compared to $10.7 million and $3.0 million for the corresponding periods in 2001.  These decreases were primarily due to the rate reductions discussed above, the Company’s efforts to manage interest rates paid on deposits relative to the current rate environment, and a shift in the mix of interest bearing liabilities.  Although average interest bearing liabilities remained flat for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, the mix shifted away from lower cost interest-bearing deposits and more toward higher cost borrowings.  For the first nine months of 2001, average interest bearing deposits represented 95% of total average interest bearing liabilities.  For the comparable period during 2002, average interest bearing deposits represented 87% of total average interest bearing liabilities due to a decrease in these average deposits from $373.5 million for the nine months ended September 30, 2001 to $347.1 million for the nine months ended September 30, 2002.  At the same time, average borrowings increased from $21.7 million for the nine months ended September 30, 2001 to $51.5 million for the nine months ended September 30, 2002.  See discussions of these individual fluctuations in the “Financial Condition” section, below.  As a result of these fluctuations, cost of average interest bearing liabilities decreased, but not in proportion to the decrease in yield on average earning assets.

Non-Interest Income. Non-interest income increased by $756,000, or 9%, to $9.0 million for the nine months ended September 30, 2002, from $8.2 million for the nine months ended September 30, 2001.  During the three months ended September 30, 2002, non-interest income increased by $216,000, or 7%, to $3.3 million, from $3.1 million for the three months ended September 30, 2001.  The increase over the first nine months of 2001 was primarily attributable to an increase in mortgage broker fees, a $416,000 gain on sale of investment securities and a $123,000 net gain on other nonrecurring items, partially offset by a decrease in deposit related service charges.  Mortgage broker fees increased $545,000, or 19%, during the first nine months of 2002 due to increased refinancing activity in light of the decline in mortgage interest rates. Deposit related income decreased $278,000, or 9%, during the same period primarily due to an 8% decrease in the number of transaction accounts (interest and non-interest bearing checking accounts) between September 30, 2001 and September 30, 2002.

Non-Interest Expense.   Non-interest expense, before amortization of intangible assets, increased by $669,000, or 3%, to $21.1 million for the nine months ended September 30, 2002, from $20.4 million for the nine months ended September 30, 2001.  This increase is largely attributable to the increasing costs of employee related and occupancy expenses as well as operating expenses of the Grand Junction branch that opened during third quarter 2001.  Non-interest expense, before amortization of intangible assets, increased by $14,000, or less than 1%, to $7.1 million for the three months ended September 30, 2002, from $7.0 million for the three months ended September 30, 2001.

The efficiency ratio, before amortization expense on intangible assets, increased to 74% for the nine months ended September 30, 2002, from 68% for the nine months ended September 30, 2001.  The efficiency ratio, before amortization expense on intangible assets, increased to 73% for the quarter ended September 30, 2002, from 68% for the quarter ended September 30, 2001.  These increases in the efficiency ratio were due to both the decline in revenue (net interest income plus non-interest income) of $1.6 million and $644,000 during the nine and three months ended September 30, 2002 over the nine and three months ended September 30, 2001,  and the increase in non-interest expenses before intangible amortization expense of $669,000 and $14,000, respectively, during the same period.

Income Taxes.  The Company’s effective income tax rate (income tax expense as a percentage of pre-tax income) was 35.9% and 34.8% for the three and nine months ended September 30, 2002 as compared to 41.1% and 41.8% for the three and nine months ended September 30, 2001.  The decrease in the effective rate is primarily due to elimination of goodwill amortization expense as of January 1, 2002.  See discussion in the “Overview” section, above.  The majority of the Company’s goodwill amortization expense during 2001 was not deductible for tax purposes, thus resulting in a higher effective tax rate.

Financial Condition

The Company's assets decreased by $3.3 million or 1%, to $552.1 million as of September 30, 2002, from $555.3 million as of December 31, 2001.

Federal funds sold balances increased by $34.4 million, or 249%, to $48.2 million as of September 30, 2002 from $13.8 million at December 31, 2001.  Investment securities increased to $60.6 million as of September 30, 2002, compared to $41.6 million as of December 31, 2001, a 46% increase.  During this period, loan balances decreased by $47.4 million while deposit balances only decreased $14.8 million, resulting in additional cash inflows to invest.   Additionally, due to the low interest rate on borrowings, the Company leveraged its capital by increasing Federal Home Loan Bank (FHLB) borrowings and using the proceeds to purchase high quality government agency and other securities.  Between December 31, 2001 and September 30, 2002, FHLB borrowings increased $8.9 million, or 42%.

As of September 30, 2002, loans held for sale decreased $2.8 million, or 41%, from December 31, 2001, due to the timing of both the closing and subsequent purchase of these loans by the investor.

Gross loans decreased $47.4 million, or 12%, from December 31, 2001, due to the continued softening of the economy, as well as an internal shift toward more conservative underwriting policies in response to the slow economy.

Premises and equipment decreased by $1.4 million, or 3%, from $42.0 million as of December 31, 2001, to $40.5 million as of September 30, 2002.  This decrease is mainly attributable to $1.7 million of depreciation expense and the sale of the land and building at the previous branch in Dillon, Colorado that had a net book value of $1.5 million.  These decreases were offset by the purchase of $2.1 million of premises and equipment primarily related to the construction and furnishing of the new building in Dillon, the leasehold improvements and furnishing of a new branch in Glenwood Springs to replace an existing facility, and equipment and software upgrades.

Deposits decreased by $14.8 million, or 3%, from $442.4 million as of December 31, 2001, to $427.6 million as of September 30, 2002.  The decrease in deposits was largely attributable to a decline in money market rates as well as seasonal factors, offset by the introduction of a new short-term certificate of deposit (CD) product.  The new CD product allows one rate change per term and one addition to the balance during the term.  This “flexible” CD enabled WestStar to attract new money as well as retain funds from maturing CD’s.

Asset Quality

Provision and Allowance for Loan Losses. Provision expense for the three and nine months ended September 30, 2002, was $0 and $382,000, respectively, compared to $75,000 and $575,000, respectively, for the three and nine months ended September 30, 2001.  This provision for loan losses covered net charge-offs for the first nine months of 2002 by approximately 58%. The allowance for loan losses of $4.1 million as of September 30, 2002, decreased 6% from the $4.4 million level as of December 31, 2001 and it represents 1.19% of total loans and 63% of non-performing loans as of September 30, 2002.  The $273,000 decrease in the allowance for loan losses from December 31, 2001 was primarily comprised of the year-to-date provision of $382,000 and year-to-date net charge-offs of $655,000.  While non-performing loans increased significantly during the third quarter causing the allowance for loan losses to non-performing loans ratio to decrease from 225% at December 31, 2001 to 63% at September 30, 2002, the majority of the non-accrual loans are real estate secured, are recorded at net realizable value, and are subject to foreclosure or other collection proceedings that are well underway.  In addition, the allowance for loan losses to loans has increased from 1.12% to 1.19% during that same time frame.  The allowance for loan losses as of September 30, 2002 reflects the Company’s revised estimate of probable losses in the decreased loan portfolio (gross loans decreased $47.4 million, or 12%, between December 31, 2001 and September 30, 2002).

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

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses Analysis (in thousands)	Nine months ended September 30,

	2002	2001

Average total loans	$362,273	412,892

Total loans at end of period	$344,353	402,082

Allowance at beginning of period	$4,375	4,440
Loans charged off	(1,253)	(745)
Recoveries on loans previously charged off	598	122
Provision for loan losses	382	575

Allowance at end of period	$4,102	4,392

Annualized net charge-offs to average loans	0.24%	0.20%
Allowance to total loans at end of period	1.19%	1.09%

Non-Performing Assets. The following table presents information regarding non-performing assets as of the dates indicated:

Non-Performing Assets (in thousands)	September 30,

	2002	2001

Nonaccrual loans	$6,483	1,950
Restructured loans	—	—

Total non-performing loans	6,483	1,950
Foreclosed properties	214	185

Total non-performing assets	6,697	2,135
Loans 90 days or more past due and accruing	243	—

Total risk assets	$6,940	2,135

Non-performing loans to total loans	1.88%	0.48%
Non-performing assets to loan related assets	1.94%	0.53%
Non-performing assets to total assets	1.21%	0.39%
Risk assets to loan related assets	2.01%	0.53%

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

As of September 30, 2002, the Company had cash and cash equivalents (including federal funds sold) of $65.0 million and investment securities of $60.6 million.  Almost 99% of the Company’s investment portfolio is classified as available-for-sale and can be readily sold to meet liquidity needs.  Based on current plans and business conditions, the Company expects that its cash, cash equivalents, investment securities and available borrowing capacity under its credit facilities, together with any amounts generated from operations, will be sufficient to meet the Company's liquidity requirements for the next 12 months. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

Cash Flows

Net Cash from Operating Activities

During the nine-month period ended September 30, 2002, cash of $9.2 million was provided by operating activities consisting primarily of net income of $4.5 million plus non-cash expenses of $2.1 million and net decreases in operating assets and liabilities of $2.6 million. Non-cash expenses consisted primarily of $1.7 million of depreciation and amortization expense on premises and equipment, $249,000 of premium amortization on investment securities, and a $382,000 loan loss provision, offset by $416,000 of gains on sales of investment securities.  The net decrease in operating assets and liabilities was primarily due to a $2.8 million decrease in loans held for sale and a $560,000 decrease in interest receivable, offset by a $439,000 increase in other assets and a $401,000 decrease in interest payable and other liabilities.   For a discussion of the changes in operating assets and liabilities, see the “Results of Operations” section, above.

During the nine-month period ended September 30, 2001, cash of $4.9 million was provided by operating activities consisting of net income of $4.5 million plus non-cash expenses of $3.9 million offset by net increases in operating assets and liabilities of $3.6 million. Non-cash expenses consisted primarily of $1.7 million of depreciation and amortization expense on premises and equipment, amortization of intangible assets of $1.2 million, a $575,000 loan loss provision, and $216,000 of deferred income tax expense.  The net increase in operating assets and liabilities consisted primarily of a $3.6 million increase in loans held for sale.   The increase in loans held for sale was primarily due to the multiple interest rate reductions during 2001 that resulted in increased mortgage origination activity.

Net Cash from Investing Activities

During the nine-month period ended September 30, 2002, investing activities provided cash of $28.3 million.  These inflows consisted primarily of a $46.2 million decrease in loans, the maturity and/or calls of $10.5 million of investment securities, the sale of $15.4 million of investment securities, $1.7 million of proceeds from sales of premises and equipment and $607,000 of proceeds from sales of foreclosed properties.   These inflows were offset by the purchase of $44.2 million of investment securities and the purchase of $2.1 million of premises and equipment.  For a discussion of these changes, see the “Results of Operations” section, above.

The Company provided cash from investing activities during the nine-month period ended September 30, 2001 aggregating $20.9 million. These inflows consisted primarily of a decrease in loans of $24.2 million and the maturity or calls of $11.4 million of investment securities, offset by the purchase of investment securities of $11.5 million and the purchase of premises and equipment of $3.3 million.  The decrease in loans was due to the general softening of the Colorado economy, as well as an internal shift toward more conservative underwriting policies.  The purchase of premises and equipment was primarily related to the construction and furnishing of the new Grand Junction branch, the construction costs for a new building in Dillon to replace the existing branch facility, and equipment upgrades.

Net Cash from Financing Activities

During the nine-month period ended September 30, 2002, cash of $7.9 million was used by financing activities consisting primarily of a decrease in deposits of $14.8 million, the repurchase of $1.3 million of common stock, and payment of dividends on common stock of $929,000, offset by the receipt of $8.9 million of proceeds from FHLB advances.  For a discussion of these changes, see the “Results of Operations” section, above.

During the nine-month period ended September 30, 2001, cash of $21.7 million was used by financing activities consisting primarily of a $28.7 million decrease in deposits, the repayment of $10.4 million of short-term borrowings, the repurchase of $7.9 million of outstanding common stock of the Company, and payment of dividends on common stock of $802,000.  These outflows were partially offset by the receipt of $24.0 million of proceeds from the issuance of trust preferred securities and an increase in FHLB advances of $2.0 million.  The decrease in deposits was largely attributable to the roll-off of interest-bearing accounts in response to repricing of those deposit products to reflect the existing interest rate environment, as well as to seasonal factors.

Borrowings

WestStar is a member of the FHLB of Topeka and, as a regular part of its business, obtains advances from the FHLB.  Advances are collateralized primarily by FHLB stock owned by WestStar and loans secured by certain mortgage loans or deeds of trust.  As of September 30, 2002, the authorized borrowing line totaled $115.1 million.  Of this amount, a total of $24 million in the form of irrevocable stand-by letters of credit issued by the FHLB were pledged as collateral for uninsured public fund deposits, $8.9 million was outstanding as short-term advances and $21.1 million was outstanding as long-term advances.

WestStar has also established an unsecured, overnight federal funds line with Bankers’ Bank of the West (Bankers’ Bank).  As of September 30, 2002, the authorized borrowing line totaled $41.5 million, with $0 outstanding.

WestStar has also established overnight federal funds lines with First Tennessee Bank, N.A. (First Tennessee) totaling $20.0 million.  If drawn upon, $10.0 million will be a secured line and $10.0 million will be an unsecured line.  These lines are subject to cancellation by First Tennessee at any time upon the occurrence of certain conditions.  As of September 30, 2002, no amounts were outstanding under the lines.

Dividends

Payment of dividends is at the discretion of the Board and is determined by taking into account the earnings, capital levels, cash requirements, and the financial condition of Vail Banks and WestStar, as well as applicable government regulations and other relevant factors.  On October 15, 2002, the Board declared a regular quarterly dividend of $0.06 per share to shareholders of record on November 1, 2002.

Stock Repurchase Plan

On October 15, the Company’s Board of Directors reauthorized the Company’s stock repurchase program, allowing additional repurchases of up to $10 million through October 2003.  Since inception of the program in March 2001, the Company has repurchased 833,290 shares at an average price of $11.49 per share.  During the third quarter 2002, the Company repurchased 15,900 common shares at an average cost of $11.81.

Capital Resources

As of September 30, 2002, shareholders’ equity had increased $3.0 million, or 5%, to $66.5 million from $63.5 million as of December 31, 2001.  This increase is primarily related to the retention of $4.5 million of earnings, an increase in accumulated other comprehensive income of $364,000 related to increased unrealized gains on investment securities available for sale, the exercise of $160,000 of stock options and the recognition of $187,000 of stock compensation on restricted stock and stock options, offset by the payment of common stock dividends of $929,000, and the repurchase of $1.3 million of common stock.

As of September 30, 2002 and 2001, the Company met all capital adequacy requirements to which it was subject.  As of September 30, 2002, the Company had Tier 1 and Total Risk-Based Capital ratios of 13.62% and 15.15%, respectively, and a Leverage ratio of 9.90%.  Regulatory guidelines permit the Company’s trust preferred securities to be included in the calculation of Tier 1 and Total Risk-Based capital, subject to certain limitations.  As of September 30, 2001, the Company had Tier 1 and Total Risk-Based Capital ratios of 11.21% and 12.94%, respectively, and a Leverage ratio of 9.14%.

As of September 30, 2002 and 2001, WestStar met all capital adequacy requirements to which it was subject and exceeded the minimum ratios to be designated as “well-capitalized.”  As of September 30, 2002, WestStar had Tier 1 and Total Risk-Based Capital ratios of 12.75% and 13.83%, respectively, and a Leverage ratio of 9.26%.  As of September 30, 2001, WestStar had Tier 1 and Total Risk-Based Capital ratios of 10.43% and 11.48%, respectively, and a Leverage ratio of 8.50%.

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

During June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This statement is effective for exit or disposal activities initiated after December 31, 2002.  These activities may include sale or termination of a line of business, the closure of business activities in a particular location, the relocation of business activities from one location to another, changes in management structure, and a fundamental reorganization that affects the nature and focus of operations.  The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize liabilities associated with exit or disposal activities at the time that they are incurred rather than at the date of a commitment to the exit or disposal plan.  The Company will adopt this statement on January 1, 2003, but does not anticipate that adoption of the standard will have a significant effect on the consolidated financial condition or results of operations.

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

The Company’s Asset/Liability Management Committee manages interest rate risk.  The principal objective of asset/liability management is to manage the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. To effectively measure and manage interest rate risk, the Company uses computer simulations that determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, investment securities, loans, deposits, and borrowings. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these computer simulations, interest rate risk is quantified and appropriate strategies are developed and implemented.  During 2001 and the first nine months of 2002, the Company did not use interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposures.

During the first nine months of 2002, Vail Banks experienced increased liquidity, which was used in part to purchase longer-term investment securities and invest in short-term federal funds sold.  While the liquidity position increased, the balance sheet restructuring overall increased the asset sensitive nature of the balance sheet.  Therefore, Vail Banks was more sensitive to changes in interest rates at September 30, 2002 than at December 31, 2001.

During the remainder of 2002, the Company will face risk primarily from the possibility of lower interest rates. Although the Company’s gap position is slightly positive at September 30, 2002, due to the low level of deposit rates, the bank is more sensitive to downward changes in rates.  If rates fall, asset yields will decline faster than the cost of interest bearing liabilities, leading to a decline in the margin. The extent of this decline will depend on the degree to which retail deposit rates change relative to market rates. The 475 basis point reduction in short-term rates by the Federal Reserve Bank during 2001 effectively repriced a significant portion of the Company’s loan portfolio.  While it also produced an opportunity to reduce funding costs, at the current level of interest rates, further reductions in funding costs may be limited.

Item 4.      CONTROLS AND PROCEDURES

Company management, including the chief executive and chief financial officers, supervised and participated in an evaluation of the Company’s disclosure controls and procedures (as defined in federal securities rules) within the 90 days prior to the filing of this report.  Based on that evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the date of that evaluation.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

VAIL BANKS, INC.

Date: November 12, 2002	/s/ Lisa M. Dillon Lisa M. Dillon President

Date: November 12, 2002	/s/ Peter G. Williston Peter G. Williston Senior Executive Vice President and Chief Financial Officer

302 CERTIFICATION FOR FORM 10-Q

CERTIFICATIONS

I, Lisa M. Dillon, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Vail Banks, Inc. (the registrant);

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date:  November 12, 2002

/s/ Lisa M. Dillon
Lisa M. Dillon
President

302 CERTIFICATION FOR FORM 10-Q

CERTIFICATIONS

I, Peter G. Williston, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Vail Banks, Inc. (the registrant);

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

/s/ Peter G. Williston
Peter G. Williston
Senior Executive Vice President and Chief Financial Officer