Form 10-K
period 2002-12-31
VAIL BANKS INC
filed 2003-03-25
CIK 1035770

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the registrant's most recently completed second fiscal quarter: As of June 28, 2002, 5,798,203 shares of common stock, $1.00 par value, were issued and outstanding with an aggregate value of $47,520,157 held by non-affiliates (based on market value of $13.49 per share) (computed by reference to the price at which the common stock was sold.)

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of February 28, 2003, there were issued and outstanding 5,758,408 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 19, 2003, are incorporated by reference into Part III.

VAIL BANKS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2002

TABLE OF CONTENTS

PART I

ITEM 1.    BUSINESS.

General

        Vail Banks, Inc. (Vail Banks) is a bank holding company headquartered in Vail, Colorado with consolidated assets of $554.3 million at December 31, 2002. Vail Banks has three wholly-owned subsidiaries, WestStar Bank (WestStar), Vail Banks Statutory Trust I, and Vail Banks Statutory Trust II. Additionally, WestStar and Vail Banks own a 54.04% interest in Avon 56 Limited, a real estate partnership, and WestStar owns a 100% interest in First Western Mortgage Services, Inc. (First Western). All entities are collectively referred to herein as the Company or Vail Banks.

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

        The Western Slope has experienced growth in recent years, primarily as a result of an expanding market for first and second homes, and summer and winter tourism. As the year-round population of this region has grown, local businesses have prospered by servicing this growth. Consequently, a large concentration of Vail Banks' business is in construction lending and providing banking services for small-to-medium size businesses in its markets. To meet the growing needs of its customers and to prepare for future growth, Vail Banks has developed a stronger infrastructure by (1) expanding its computer technology, (2) entering emerging growth markets by building and staffing new facilities, and (3) centralizing certain administrative, processing, accounting and other operational functions.

        Vail Banks' growth has been designed to maintain customer loyalty through continuity of operations and personnel. Historically, shareholders of entities merged into Vail Banks, who are typically members of the local community, elect to hold ownership stakes in Vail Banks after the merger. The additions of Bank of Telluride (founded in 1969), Western Colorado Bank (founded in

1950), Glenwood Independent Bank (Glenwood) (founded in 1955) and United Valley (founded in 1908) expanded Vail Banks' presence in Western Slope and Front Range markets, as these were well-established community banks that had significant local sponsorship. Several directors of WestStar, as well as both its Chairman and President, have been associated with WestStar for more than ten years. Additionally, several WestStar directors who previously served as directors of acquired institutions had been associated with those banks for more than ten years.

History

        In December 1993, Vail Banks commenced operations by acquiring 100% of the outstanding shares of WestStar, which opened in December 1977. Since that time, Vail Banks has grown through a combination of internal growth, de novo establishment of retail offices and external growth, including the acquisition of community banks. In 1994, WestStar converted from a national bank to a state bank. In January 1994, WestStar opened a retail office in Avon to begin serving that growing community located west of Vail. In June 1995, Vail Banks acquired Snow Bancorp, a bank holding company located in Dillon, and merged its bank subsidiary into WestStar. In 1996, taking advantage of changes to Colorado bank branching laws that permitted subsidiary banks of Colorado bank holding companies to branch into additional locations, WestStar opened retail offices in Frisco and Edwards. In 1997, Vail Banks merged with Cedaredge Financial Services, Inc. (Cedaredge), a bank holding company with retail offices in Basalt, Cedaredge, Delta and Montrose that were converted to WestStar retail offices. WestStar's Gypsum, Breckenridge and Eagle retail offices were opened in 1997. The merger with Independent Bankshares, Inc. (Independent) added retail offices in Glenwood Springs and New Castle in 1998; the acquisition of Telluride Bancorp, Ltd. (Telluride) added retail offices in Telluride, Norwood and Montrose in 1998; the purchase of certain assets and assumption of certain liabilities of the Glenwood Springs branch of World Savings Bank, FSB, Oakland, California, added another office in Glenwood Springs in 1999; the acquisitions of First Western in January 2000 and East West in December 2000 added offices in Avon and Steamboat Springs; and the acquisition of United Valley in July 2000 added offices in Estes Park, Granby and Grand Lake. The Company opened de novo branches in Aspen during 2000 and Grand Junction during 2001. During 2001, the Company closed the Grand Lake branch. During 2002, the Company closed branches located in Eagle, Montrose, New Castle and West Vail. All of the branches that were closed were limited service facilities located near larger full-service WestStar branches. Also during 2002, both the Dillon branch and the Glenwood Springs downtown branch were relocated to newer facilities in more visible locations in their respective communities.

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

        Vail Banks believes that it will continue to grow through expansion of its existing market share, de novo establishment of retail offices, and mergers and acquisitions. Vail Banks' loan portfolio increased from $78.7 million to $331.0 million from December 31, 1995 to December 31, 2002, for a compound annual growth rate of almost 23%. During the same period, Vail Banks completed eight mergers and acquisitions and opened seven de novo branches.

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

        Mergers and Acquisitions.    Vail Banks' merger and acquisition strategy is to increase its market share in its existing markets and to enter attractive new markets by merging with well-established community banks. In assessing potential mergers, Vail Banks focuses on credit quality, financial performance, market share, management, location, community demographics, strength of the local economy, potential merger synergies and the terms of the transaction. Management believes that there are a number of community banks that meet Vail Banks' criteria and whose owners may be interested in selling their banks to a community-based organization like Vail Banks. Additionally, management believes that merging with established banks and then methodically integrating their operations into Vail Banks allows Vail Banks to offer its relatively broad range of products and services while maintaining the merged bank's reputation and community ties. Vail Banks' strategy is to streamline operations judiciously to optimize the balance between cost savings and minimizing the interruption of community- based services of the acquired bank.

Segment Information

        Segment information is presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based on the Company's internal organization and internal monitoring of operations. During 2002, the Company had two reportable segments, banking (WestStar) and mortgage origination (First Western). During 2001 and 2000, the Company had only one segment, banking, that met the quantitative threshold for disclosure. The banking segment provides a full range of commercial and consumer banking products to customers including deposit products, commercial loans, real estate loans, consumer loans and other business financing arrangements. The banking segment's principal source of income is the net spread between the interest earned on loans and investment securities and the interest cost associated with the deposits and borrowings used to finance such loans and investments. The mortgage origination segment originates mortgage loans and sells them at a guaranteed interest rate to investors in the secondary market. Its principal source of income is the origination and processing fees received upon funding of a loan by an outside investor. These two segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and accordingly, requires different technology and marketing strategies.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in "Notes to Consolidated Financial Statements—Note 1" contained in Item 15 of this Annual Report on Form 10-K. Company management evaluates the performance of each segment based on profit or loss from operations. Certain administrative costs, however, are borne by the banking segment and are not allocated to the mortgage origination segment. Accordingly, the information presented is not necessarily indicative of the segments' financial condition and results of operations had each been operating as independent entities. The measurements used in reporting these segments, below, are the same as those reviewed monthly by executive management.

        Parent company financial information is included in the "Other" category in the table below, and is deemed to represent an overhead function rather than an operating segment. Also included in this category are expenses related to the guaranteed preferred beneficial interests in Vail Banks' subordinated debentures (trust preferred securities).

        The Company does not have an external customer from whom it derives 10 percent or more of its revenues and operates in only one geographical area.

        Information about reportable segments and reconciliation of such information to the consolidated financial statements as of and for the years ended December 31 is contained in "Notes to Consolidated Financial Statements—Note 24" contained in Item 15 of this Annual Report on Form 10-K.

Products and Services

        WestStar serves the banking needs of its business and consumer customers by providing a relatively broad range of commercial and consumer banking products and services in all of its communities. These products and services include short-term and medium-term loans, revolving credit facilities, inventory and accounts receivable financing, equipment financing, short-term commercial mortgage lending and mortgage broker services, installment loans, home improvement loans, short-term loans for the purchase or refinancing of principal residences or second homes, personal banking through internet and telephone access, safe deposit box services and various savings accounts, money market accounts, time certificates of deposit and checking accounts, automated teller machines, depository services, and corporate cash management services. First Western originates mortgage loans and sells them at a guaranteed interest rate to investors in the secondary market.

        Lending.    WestStar offers loans for business and consumer purposes and focuses its lending activities on individuals and small-to-medium size businesses. Lending activities are funded primarily from core deposits gathered in the local communities. Loan products are concentrated in relatively short-term, variable rate loans, with 41% of the loans at December 31, 2002 having remaining terms of less than one year. Collateral for loans is concentrated in real estate and operating business assets. The mergers with Independent, Telluride and United Valley brought an expanded focus on consumer lending. WestStar also participates in Small Business Administration programs. The acquisitions of First Western and East West resulted in the creation of the Company's mortgage origination segment and added an expanded array of residential mortgage products. The activities of the mortgage origination segment are not seasonal in nature.

        Deposits.    WestStar offers a relatively broad range of depository products including checking, savings and money market accounts, and certificates of deposit. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to statutory limits. Within ranges set by policies determined on a centralized basis, regional presidents have local authority to determine the type, mix and pricing of the depository products offered to best compete in a retail office's particular marketplace. Additionally, because many of WestStar's markets are located in resort areas, deposits tend to peak during the ski season. However, increases in deposits in non-resort markets have reduced the overall impact of such seasonality.

        Other Services.    WestStar offers its customers the flexibility of monitoring their loan and deposit account activity and conducting some banking transactions 24 hours a day from their homes or businesses via www.weststarbank.com on the internet. Additionally, telephone access allows customers to receive current account balances, deposit status, checks paid, withdrawals made, loan status, loan amounts due and other specifics relating to services provided by WestStar. As of February 28, 2003, WestStar had 19 automated teller machines, 15 which were located at retail offices and 4 which were located at remote locations.

Competition

        The banking business is highly competitive and the profitability of WestStar depends principally upon the ability to compete in its markets. Currently, the financial services industry is highly fragmented, but consolidation in the industry continues to reduce the number of independent banks. WestStar competes with other commercial banks, savings institutions, credit unions, finance companies, brokerage and investment banking firms, insurance companies, asset-based lenders and certain other nonfinancial institutions, including retail stores that offer credit programs and governmental organizations that offer financing programs. Many competitors of WestStar have much greater financial resources, greater name recognition and more offices than WestStar. Some of these entities and institutions are not subject to the same regulatory restrictions as WestStar. WestStar believes it has been able to compete effectively with other financial institutions by emphasizing customer service, technology and local office decision-making, by establishing long-term customer relationships and building customer loyalty, and by providing products and services designed to address the specific needs of its customers.

        Vail Banks believes that WestStar will continue to compete successfully in its communities and that its competitive strengths include its reputation for developing and continuing banking relationships, responsiveness to customer needs and individualized customer service, and skilled, resourceful personnel. Vail Banks believes that large, institutional banks cannot or are unwilling to offer a high level of individualized customer service, and that WestStar's customers and potential customers choose to bank with WestStar to take advantage of this attention while also receiving products and services at competitive prices. The factors affecting competition include banking and financial services provided, customer service and responsiveness, customer convenience and office location. Vail Banks further believes that the community commitment and involvement of its personnel and its commitment to providing quality financial services are factors that should allow it to continue to maintain and improve its competitive position.

        First Western competes with both retail and internet mortgage brokers. These competitors may have greater financial or other resources than First Western. First Western has been able to compete effectively with its competitors due to its desirable array of mortgage products and its longevity in the mortgage broker business as well as the longevity of certain of its loan officers with First Western.

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

Technology

        Vail Banks' use of advanced technology enables it to offer customers fast, efficient services and connects all of WestStar's associates with on-line access to information concerning all customer account data. Additionally, advanced hardware and software have been installed that allow images (or photographs) to be taken of all items (checks, deposit tickets and payments). Once processed, the images of checks and deposit tickets are simultaneously associated with the appropriate customer's account, where they are stored and retrieved to be printed with customer statements. An imaging system also allows, via a data network, instant access at all retail offices to loan files, customer signature cards and other data that was previously available only at the administrative center or the originating retail office. Vail Banks believes that its technology platform is among the most advanced for banks of its size in Colorado and provides it with the resources to continue to offer leading-edge services to customers.

Associates

        As of February 28, 2003, the Company employed approximately 245 persons, 241 on a full-time basis and 4 on a part-time basis. The Company is not a party to any collective bargaining agreement, and believes that its employee relations are good.

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

Local Economic Conditions

        The success of Vail Banks depends to a significant extent upon general economic conditions in the communities it serves. Vail Banks primarily operates on the Western Slope of Colorado. Some parts of the Western Slope are largely dependent on seasonal tourism that particularly affects small-to-medium size businesses. These businesses are a significant portion of Vail Banks' customers. The seasonality of Vail Banks' business in those areas results in fluctuations in deposit and credit needs. Deposits tend to peak during the ski season. In addition, a decline in the economy of these areas could have a material adverse effect on Vail Banks' business. A decline could affect (1) the demand for new loans, (2) refinancing activity, (3) the ability of borrowers to repay outstanding loans and (4) the value of loan collateral. A decline could also adversely affect asset quality and net income. See "Business—General" in this Item 1.

Dependence Upon Key Personnel

        The continued success of Vail Banks substantially depends on the efforts of the directors and executive officers of Vail Banks. Vail Banks particularly depends on E.B. Chester, Jr. and Lisa M. Dillon. The success of Vail Banks depends in large part on the retention of present key management personnel. It also depends on Vail Banks' ability to hire and retain additional qualified personnel in the future. Neither Mr. Chester nor Ms. Dillon has entered into employment agreements with Vail Banks. Vail Banks does not maintain key-person life insurance coverage on either of them.

Certain Anti-Takeover Provisions

        Vail Banks' Articles of Incorporation and Bylaws contain certain provisions that may delay, discourage or prevent an attempted acquisition or change in control of Vail Banks. These provisions include (1) a Board of Directors classified into three classes of directors with the directors of each class having staggered, three-year terms and providing for the removal of directors only for cause, and (2) noncumulative voting for directors. Vail Banks' Articles of Incorporation authorize the Board of Directors of Vail Banks to issue shares of preferred stock of Vail Banks without shareholder approval. The preferred stock may be issued upon any terms that the Board of Directors may determine. The issuance of preferred stock may provide desirable flexibility in connection with possible mergers, acquisitions and financings and may be used for other corporate purposes. However, the issuance of preferred stock may make it more difficult for a third party to acquire, or could discourage a third party from acquiring, a controlling interest in Vail Banks.

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

Competition

        The banking business is highly competitive. The profitability of WestStar depends principally upon its ability to compete in its market areas. WestStar competes with other commercial banks, savings institutions, credit unions, finance companies, brokerage and investment banking firms, insurance companies, asset-based lenders and certain other nonfinancial institutions, including retail stores which offer credit programs and governmental organizations that offer financing programs. Many competitors may have greater financial and other resources than WestStar. WestStar has been able to compete effectively with other financial institutions by (1) emphasizing customer service, technology and local office decision-making, (2) establishing long-term customer relationships and building customer loyalty, and (3) providing products and services designed to address the specific needs of its customers. WestStar may not be able to continue to compete effectively in the future. Further, changes in government regulation of banking, particularly recent legislation which removes restrictions on interstate banking and permits interstate branching, are likely to increase competition by out-of-state banking organizations or by other financial institutions in WestStar's market areas. First Western competes with both retail and internet mortgage brokers. These competitors may have greater financial or other resources than First Western. First Western has been able to compete effectively with its competitors due to a desirable array of mortgage products and the longevity in the mortgage broker business of both the organization as well as certain of its loan officers. See "Business—Competition" in this Item 1.

Control by Management

        As of February 28, 2003, the directors and executive officers of Vail Banks beneficially own approximately 47% of the outstanding common stock, 24% of which is beneficially owned by E.B. Chester, Jr., Chairman of Vail Banks. Accordingly, these persons will have substantial influence over the business, policies and affairs of Vail Banks, including the ability to potentially control the election of directors and other matters requiring shareholder approval by simple majority vote.

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

        Although the activities of bank holding companies have traditionally been limited to the business of banking and activities closely related or incidental to banking, the Gramm-Leach-Bliley Act became effective in 2000 and relaxed the previous limitations, permitting bank holding companies to engage in a broader range of financial activities. Specifically, bank holding companies may elect to become financial holding companies which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Among the activities that are deemed "financial in nature" are:

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

        A bank holding company may become a financial holding company under this statute only if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. A bank holding company that falls out of compliance with such requirements may be required to cease engaging in certain activities. Any bank holding company that does not elect to become a financial holding company remains subject to the current restrictions of the Bank Holding Company Act.

        Under the Gramm-Leach-Bliley Act, the Federal Reserve Board serves as the primary "umbrella" regulator of financial holding companies with supervisory authority over each parent company and limited authority over its subsidiaries. The primary regulator of each subsidiary of a financial holding company will depend on the type of activity conducted by the subsidiary. For example, broker-dealer subsidiaries will be regulated largely by securities regulators and insurance subsidiaries will be regulated largely by insurance authorities.

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

        WestStar is a member of the Federal Reserve System and is subject to the supervision of and is regularly examined by the Federal Reserve. Furthermore, WestStar, as a state banking association organized under Colorado law, is subject to the supervision of, and is regularly examined by, the CDB. Both the Federal Reserve and the CDB must grant prior approval of any merger, consolidation or other corporate reorganization involving WestStar. A bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly controlled institution.

        Payment of Dividends.    Vail Banks is a legal entity separate and distinct from its banking subsidiary. Most of the revenues of Vail Banks result from dividends paid to it by its banking subsidiary. There are statutory and regulatory requirements applicable to the payment of dividends by Vail Bank's banking subsidiary, as well as by Vail Banks to its shareholders.

        Under the regulations of the CDB and the Federal Reserve, approval of the regulators will be required if the total of all dividends declared by WestStar in any calendar year exceed the total of its net profits of that year combined with its retained net profits of the preceding two years, less any required transfers to a fund for the retirement of any preferred stock.

        The payment of dividends by Vail Banks and WestStar may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. Capital adequacy considerations could further limit the availability of dividends. At December 31, 2002, net assets available from WestStar to pay dividends to Vail Banks without prior approval from regulatory authorities totaled $18.8 million.

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

        Capital Adequacy.    The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (i) a minimum level of total capital (as defined) to risk-weighted assets of 8%; (ii) a minimum Tier 1 capital (as defined below) to risk-weighted assets of 4%; and (iii) a minimum shareholders' equity to risk-weighted assets of 4%. In addition, the Federal Reserve and the FDIC have established a minimum 4% leverage ratio (Tier 1 capital to average assets) for all but the most highly rated banks and bank holding companies. "Tier 1 capital" generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock, less certain intangibles. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The FDIC's and the Federal Reserve's capital adequacy standards also provide for the consideration of interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain greater capital for the risk.

        In addition, the FDIC regulations and Federal Reserve "prompt corrective action" provisions, designed to efficiently resolve failing financial institutions, set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches 2%. Better-capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser capital ratios.

        The FDIC and the Federal Reserve regulations implementing "prompt corrective action" place financial institutions in the following five categories based on capitalization ratios (i) a "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage ratio of at least 5%; (ii) an "adequately capitalized" institution has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a leverage ratio of at least 4%; (iii) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier 1 risk-based capital ratio of under 4% or a leverage ratio of under 4%; (iv) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier 1 risk-based capital ratio of under 3% or a leverage ratio of under 3%; and (v) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories are prohibited from declaring dividends or making capital distributions without regulatory approval. The Federal Reserve regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital.

        Under the Federal Reserve's regulations, both Vail Banks and WestStar met all capital adequacy requirements to which they were subject at December 31, 2002. Vail Banks had Tier 1 and total risk-based capital ratios of 14.15% and 15.61%, respectively, and a leverage ratio of 10.27%. WestStar was deemed to be "well capitalized" with Tier 1 and total risk-based capital ratios of 13.64% and 14.65%, respectively, and a leverage ratio of 9.88%. For further information, see "Notes to Consolidated Financial Statements—Note 19" contained in Item 15 of this Annual Report on Form 10-K.

Executive Officers of Vail Banks

        Certain information regarding the executive officers of the Company is set forth in the following table and paragraphs.

Name	Age	Position
E.B. Chester, Jr.	60	Chairman of the Board
Lisa M. Dillon	49	President
Peter G. Williston	46	Senior Executive Vice President, Chief Financial Officer and Corporate Secretary
Dan E. Godec	47	President of WestStar Bank

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

        Mr. Godec has served as a Director of Vail Banks since July 2000 and has served as the President and a Director of WestStar since 1999. Prior to becoming President of WestStar, Mr. Godec served as Senior Executive Vice President of WestStar from January to April 1999 and served as the Senior Vice President of WestStar from January 1996 to January 1999.

ITEM 2.    PROPERTIES.

        As of February 28, 2003, Vail Banks had 22 operating branch offices and an administrative center. Of these 23 properties, nine were leased and 14 were owned. Additionally, Vail Banks owned a vacant facility that had served as the previous Glenwood Springs Downtown branch prior to moving to a more strategically located facility. Vail Banks also leased three properties previously occupied by WestStar branches for which WestStar was still obligated. Leases on these three closed branches expire between 2005 and 2006. Plans are currently underway to either terminate these leases or find tenants to sublease the properties. Vail Banks is currently in the design phase for a new facility in Glenwood Springs to replace an existing branch office. All properties are located in Colorado and range in size from 450 square feet to 34,000 square feet. None of the properties owned by Vail Banks are encumbered. The aggregate annual lease payments for properties in 2002 were $1.1 million. Leases for the facilities expire at various periods between 2004 and 2011 with options to renew through 2028. Vail Banks considers its properties adequate for its current needs.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to security holders during the fourth quarter of fiscal year 2002.

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

	Year Ended December 31, 2002		Year Ended December 31, 2001
	High	Low	High	Low
First Quarter	$12.45	$10.77	$12.75	$9.81
Second Quarter	14.74	11.50	12.70	9.75
Third Quarter	13.99	11.44	12.19	10.00
Fourth Quarter	12.16	10.52	11.10	10.00

Holders

        As of February 28, 2003, there were 93 holders of record of the common stock. Investors who beneficially own common stock that is held in street name by brokerage firms or similar holders are not included in this number. Vail Banks believes there are approximately 2,000 beneficial holders of its common stock.

Dividends

        Cash dividends paid per share were as follows:

	2002	2001
First Quarter	$0.05	$0.04
Second Quarter	0.05	0.04
Third Quarter	0.06	0.05
Fourth Quarter	0.06	0.05

        Additionally, a cash dividend of $0.06 per share was declared on January 20, 2003 and paid on February 14, 2003 to shareholders of record on January 31, 2003.

        Holders of common stock are entitled to receive dividends when, as and if declared by Vail Banks' Board of Directors out of funds legally available therefore. The final determination of the timing, amount and payment of dividends on the common stock is at the discretion of the Board of Directors. The declaration of dividends will depend on conditions then existing, including Vail Banks' profitability, financial condition, capital requirements, future growth plans and other relevant factors. The principal source of Vail Banks' income is dividends received from WestStar. The payment of these dividends by WestStar is subject to certain restrictions imposed by the federal and state banking laws and regulations.

        Vail Banks' ability to pay cash dividends on the common stock is also subject to statutory restrictions, including banking regulations, and restrictions arising under the terms of securities or indebtedness which may be issued or incurred in the future. The terms of such securities or indebtedness may restrict payment of dividends on common stock until required payments and distributions are made on such securities or indebtedness. Under regulations of the CDB and the Federal Reserve, approval of the regulators will be required if the total of all dividends declared by any banking subsidiary in any year exceeds the total of its net profits of that year combined with its retained net profits of the preceding two years. See "Supervision and Regulation" in Item 1.

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

(dollars in thousands, except for share data)	2002	2001	2000	1999	1998
EARNINGS(1)
Net interest income	$25,408	$28,835	$27,553	$24,214	$13,574
Provision for loan losses	382	800	1,047	455	—
Non-interest income	12,024	11,397	8,095	3,970	2,388
Non-interest expense	28,440	29,006	26,225	20,512	13,048
Net income	5,613	6,103	4,956	4,424	1,959
PER SHARE DATA(1)
Basic earnings	$0.99	$1.02	$0.80	$0.73	$0.47
Diluted earnings	0.95	1.00	0.79	0.73	0.47
Book value per common share at year end	11.64	11.03	10.29	9.60	9.00
Tangible book value per common share at year end	5.23	4.62	4.32	5.62	5.20
Closing market price	12.00	10.90	10.38	9.88	12.19
AT YEAR END
Total assets	$554,263	$555,331	$563,271	$464,282	$439,123
Earning assets	452,943	454,076	457,970	373,526	353,031
Loans	331,003	391,725	427,136	336,735	269,191
Allowance for loan losses	3,747	4,375	4,440	2,739	2,590
Non-interest bearing deposits	97,383	103,730	99,609	86,991	91,510
Total deposits	428,698	442,350	482,002	372,742	377,572
Shareholders' equity	66,772	63,456	66,430	58,295	54,377
Shares outstanding	5,734,303	5,754,152	6,456,400	6,069,370	6,040,608
AVERAGE BALANCES
Total assets	$561,496	$559,570	$517,250	$442,755	$261,604
Earning assets	465,750	460,807	420,421	359,552	218,687
Loans	356,703	410,613	385,672	301,052	170,667
Non-interest bearing deposits	98,122	98,439	89,458	86,377	56,392
Total deposits	439,884	465,194	419,955	374,825	235,201
Shareholders' equity	65,150	63,865	62,268	56,154	22,301
Weighted average common shares outstanding-Basic	5,651,737	5,965,374	6,205,669	6,040,618	2,691,987
Weighted average common shares outstanding-Diluted	5,914,891	6,111,103	6,290,461	6,091,635	3,361,560
PERFORMANCE(1)
Return on assets	1.00%	1.09%	0.96%	1.00%	0.75%
Return on equity	8.62	9.56	7.96	7.88	8.78
Dividend payout ratio	23	18	15	0	0
Cash dividends paid per share	$0.22	$0.18	$0.12	$0.00	$0.00
Net interest margin(2)(3)	5.49%	6.30%	6.59%	6.78%	6.31%
Efficiency ratio	76	72	74	73	82
Loan to deposit ratio (at year end)	77	89	89	90	71
ASSET QUALITY (at year end)
Net charge-offs to average loans	0.28%	0.21%	0.10%	0.10%	0.07%
Allowance for loan losses to loans	1.13	1.12	1.04	0.81	0.96
Allowance for loan losses to non-performing loans(4)	100.35	214.25	263.50	148.62	804.35
Non-performing assets to loan-related assets(5)(6)	1.20	0.58	0.42	0.63	0.27
Risk assets to loan-related assets(6)(7)	1.20	0.73	0.42	0.64	0.67
CAPITAL (at year end)
Equity to assets	12.05%	11.43%	11.79%	12.56%	12.38%
Tangible equity to assets	5.41	4.79	4.96	7.35	7.15
Leverage ratio	10.27	9.43	5.45	8.05	7.69
Tier 1	14.15	11.73	7.14	10.71	11.42
Total	15.61	13.41	8.25	11.54	12.34

(1)
During 2002, the Company implemented Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which eliminated goodwill amortization expense beginning January 1, 2002. The Company continued to amortize other intangible assets. For further information, see "Notes to Consolidated Financial Statements—Note 6" contained in Item 15 of this Annual Report on Form 10-K.
(2)
Expenses associated with the mandatorily convertible debentures of $141 in 1998 are not reflected in interest expense in calculating the margin as the debentures were converted to common stock in connection with the December 1998 Initial Public Offering.
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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

        The following section presents management's review of the financial condition and operating results of Vail Banks, Inc. and its subsidiaries (collectively Vail Banks or the Company). It is intended to assist readers in evaluating Vail Banks' performance. Certain reclassifications have been made to previous periods' information to conform to the 2002 presentation. The following analysis should be read in conjunction with the Consolidated Financial Statements and accompanying notes as well as the selected financial information included elsewhere in this Annual Report on Form 10-K.

Corporate Profile

        Vail Banks is a bank holding company headquartered in Vail, Colorado with assets of $554.3 million at December 31, 2002. Vail Banks' wholly-owned subsidiary, WestStar Bank (WestStar), is a Colorado state bank with 22 retail offices as of February 28, 2003, located primarily in the Western Slope region of Colorado. Vail Banks has two other wholly-owned subsidiaries, Vail Banks Statutory Trust I (Trust I) and Vail Banks Statutory Trust II (Trust II). Trust I and Trust II were formed for the purpose of issuing trust preferred securities. WestStar and Vail Banks own a 54.04% interest in Avon 56 Limited, a real estate partnership, and WestStar owns a 100% interest in First Western Mortgage Services, Inc., which are also included in the consolidated financial statements. For further information, see "Notes to Consolidated Financial Statements—Note 12" contained in Item 15 of this Annual Report on Form 10-K.

Mergers

        Mergers and acquisitions continue to be part of Vail Banks' overall growth strategy. All mergers have been accounted for under the purchase method of accounting, and accordingly, the purchase price of each transaction has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of the merger. The Consolidated Financial Statements include the operations of each of the acquired entities since the date of the respective transactions. The excess of purchase price over net assets acquired was recorded as goodwill, which is included in intangible assets, and was being amortized over 25 years. As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which provides new guidance on accounting for goodwill and intangible assets. Specifically, all new and pre-existing goodwill is no longer being amortized, but instead is tested for impairment on an annual basis. See Pro Forma Operating Results for further information.

        First Western Mortgage Services, Inc. (First Western).    On January 1, 2000, WestStar acquired First Western for consideration of $1.5 million that included cash and installment notes. The acquisition added mortgage brokerage services to WestStar's lending services.

        Estes Bank Corporation (United Valley).    On July 14, 2000, Vail Banks completed the United Valley merger by issuing 337,917 shares of Vail Banks common stock valued at $3.2 million and $17.7 million in cash. As of the merger date, United Valley had assets of $84.2 million, net loans of $49.5 million, deposits of $75.9 million and shareholders' equity of $7.5 million. See Item 15, "Financial Statements—Note 2" for pro forma results of operations as if the acquisition had occurred at the beginning of 2000.

        Other Transactions.    On December 1, 2000, Vail Banks acquired assets from East West Mortgage Company (East West) for consideration that included cash of $200,000 and 21,053 shares of Vail Banks common stock. See Item 1. "Business—General" for further information on these transactions and the mergers described above.

Financial Overview

        Net income for 2002 decreased $490,000, or 8%, to $5.6 million from $6.1 million in 2001. This decrease was primarily due to a decrease in the net interest margin from 6.30% for 2001 to 5.49% for 2002, which was partially offset by the cessation of goodwill amortization expense with the implementation of SFAS No. 142 (see above). Net income for 2001 increased $1.1 million, or 23%, to $6.1 million from $5.0 million in 2000. The Company took charges during 2000 of $859,000 ($545,000, net of tax), including the write-off of certain correspondent bank account transactions, start-up expenses associated with the opening of its Aspen office, conversion expenses for the merger with United Valley, and employee-related costs for the restructuring of its management group.

        The return on average assets was 1.00% for the year ended December 31, 2002 compared to 1.09% for the year ended December 31, 2001 and 0.96% for the year ended December 31, 2000.

        The return on average equity was 8.62% for the year ended December 31, 2002 compared to 9.56% for the year ended December 31, 2001 and 7.96% for the year ended December 31, 2000.

        Assets decreased by $1.1 million, or less than 1%, to $554.3 million during 2002. This decrease was primarily due to a decrease in net loans of $60.1 million offset by an increase in cash, cash equivalents and investment securities of $59.9 million and an increase in loans held for sale generated by First Western of $2.9 million. In 2001, assets decreased by $7.9 million, or 1%, to $555.3 million. This decrease was primarily due to a decrease in net loans of $35.3 million offset by an increase in cash, cash equivalents and investment securities of $22.2 million and an increase in loans held for sale generated by First Western of $6.3 million.

        The decrease in net interest income on a fully taxable equivalent basis (FTE Net Interest Income) of 12% to $25.6 million in 2002 from $29.0 million in 2001 was primarily due to the multiple interest rate cuts implemented by the Federal Reserve throughout 2001 and in November 2002, as well as a shift in the mix of earning assets and interest bearing liabilities. The increase in FTE Net Interest Income of 5% to $29.0 million in 2001 from $27.7 million in 2000 was primarily from growth in net average earning assets (average earning assets less average interest bearing liabilities). Net average earning assets were $68.2 million in 2001, up 15% from $59.4 million in 2000.

Pro Forma Operating Results

        During June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets, which provides guidance on how to account for goodwill and intangible assets after an acquisition has been completed. Specifically, all new and pre-existing goodwill will no longer be amortized, but instead will be tested for impairment on an annual basis. Amortization of other intangible assets will continue. The Company adopted the provisions of SFAS 142 on January 1, 2002 and determined that the net unamortized goodwill of $36.0 million was not impaired as of that date. Additionally, the Company reassessed the useful life of the core deposit intangible asset related to a previously acquired branch. The Company determined that as of January 1, 2002, the core deposit intangible asset had a remaining useful life of twelve years. Accordingly, the $890,000 unamortized balance as of January 1, 2002 will be amortized to expense on a straight-line basis over twelve years. This reduction in remaining life resulted in additional core deposit intangible amortization expense of $34,000 ($22,000 after tax) for the year ended December 31, 2002 over the comparable periods during 2001 and 2000.

        In addition to the transitional impairment test required as of January 1, 2002, SFAS 142 requires that an annual impairment test be performed. The Company performed this annual impairment test during the third quarter of 2002 and determined that the goodwill was not impaired as of that date.

        The following table presents comparative net income and earnings per share information as if goodwill amortization expense had not been recorded for 2001 and 2000, and as if the remaining useful life of the core deposit intangible asset had been revised as of January 1, 2000:

(in thousands, except share data)	2002	2001	2000
NET INCOME
Reported net income	$5,613	$6,103	$4,956
Add back: Goodwill amortization	—	1,621	1,285
Less: Additional core deposit intangible amortization (less income taxes)	—	(22)	(22)

Adjusted net income	$5,613	$7,702	$6,219

BASIC EARNINGS PER SHARE
Reported basic earnings per share	$0.99	$1.02	$0.80
Add back: Effect of goodwill amortization	—	0.27	0.20
Less: Effect of additional core deposit intangible amortization (less income taxes)	—	—	—

Adjusted basic earnings per share	$0.99	$1.29	$1.00

DILUTED EARNINGS PER SHARE
Reported diluted earnings per share	$0.95	$1.00	$0.79
Add back: Effect of goodwill amortization	—	0.26	0.20
Less: Effect of additional core deposit intangible amortization (less income taxes)	—	—	—

Adjusted diluted earnings per share	$0.95	$1.26	$0.99

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

Average Balance Sheet and Net Interest Income Analysis

	2002			2001			2000
(in thousands on a fully taxable equivalent (FTE) basis)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Federal funds sold and other short-term investments	$36,430	$578	1.59%	$15,352	$622	4.05%	$274	$15	5.47%
Investment securities
Taxable	57,104	2,882	5.05	23,112	1,405	6.08	28,008	1,709	6.10
Tax exempt(1)	8,453	497	5.88	6,518	501	7.69	5,805	405	6.98
Loans(2)(3)	363,763	30,153	8.29	415,825	39,620	9.53	386,334	41,265	10.68

TOTAL EARNING ASSETS	465,750	34,110	7.32	460,807	42,148	9.15	420,421	$43,394	10.32
Non-earning assets	95,746			98,763			96,829

TOTAL ASSETS	$561,496			$559,570			$517,250

LIABILITIES
Interest bearing deposits
Interest bearing transaction accounts	$231,690	$1,620	0.70%	$271,580	$5,996	2.21%	$237,943	$8,693	3.65%
Certificates of deposit	110,072	3,450	3.13	95,175	4,902	5.15	92,554	4,999	5.40

TOTAL INTEREST BEARING DEPOSITS	341,762	5,070	1.48	366,755	10,898	2.97	330,497	13,692	4.14
Short-term borrowings	9,843	246	2.50	5,711	196	3.43	30,481	2,001	6.56
Long-term borrowings	18,313	758	4.14	295	12	4.07	—	—	0.00
Trust preferred	24,000	2,447	10.19	19,882	2,024	10.18	—	—	0.00

TOTAL INTEREST BEARING LIABILITIES	393,918	8,521	2.16	392,643	13,130	3.34	360,978	15,693	4.35
Non-interest bearing demand deposits	98,122			98,439			89,458
Other liabilities	4,306			4,623			4,546

TOTAL LIABILITIES	496,346			495,705			454,982
SHAREHOLDERS' EQUITY	65,150			63,865			62,268

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$561,496			$559,570			$517,250

TOTAL DEPOSITS	$439,884	$5,070	1.15%	$465,194	$10,898	2.34%	$419,955	$13,692	3.26%

FTE NET INTEREST INCOME/MARGIN(4)		$25,589	5.49%		$29,018	6.30%		$27,701	6.59%

(1)
Tax exempt securities have been adjusted to an FTE basis using a marginal tax rate of 36.5% in 2002, 2001 and 2000.

(2)
Loans are presented net of unearned income and include nonaccrual loans and loans held for sale.

(3)
Interest income on loans includes loan fees of $3.3 million, $3.1 million, and $2.8 million for 2002, 2001 and 2000, respectively.

(4)
FTE margin has been computed by dividing FTE net interest income by total earning assets.

        The amount of net interest income is affected by changes in the volume and mix of earning assets and interest bearing liabilities and the interest yields and rates on these assets and liabilities. An analysis of how changes in volume and yields and rates affected net interest income for the years ended December 31, 2002, 2001 and 2000 is presented below.

Analysis of Changes in Net Interest Income*

	2002 over 2001			2001 over 2000
(in thousands)
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
Interest Income
Federal funds sold and other short-term investments	$854	$(898)	$(44)	$825	$(218)	$607
Investment securities
Taxable	2,066	(589)	1,477	(275)	(29)	(304)
Tax exempt	149	(153)	(4)	22	74	96
Loans	(4,960)	(4,507)	(9,467)	3,150	(4,795)	(1,645)

Total interest income	(1,891)	(6,147)	(8,038)	3,722	(4,968)	(1,246)

Interest Expense
Interest bearing transaction accounts	(881)	(3,495)	(4,376)	1,229	(3,926)	(2,697)
Certificates of deposit	767	(2,219)	(1,452)	142	(239)	(97)
Short-term borrowings	142	(92)	50	(1,626)	(179)	(1,805)
Long-term borrowings	733	13	746	12	—	12
Trust preferred	419	4	423	2,024	—	2,024

Total interest expense	1,180	(5,789)	(4,609)	1,781	(4,344)	(2,563)

Change in net interest income FTE	$(3,071)	$(358)	$(3,429)	$1,941	$(624)	$1,317

*
Fully taxable equivalent (FTE).

Notes: The change in interest that cannot be attributed to only a change in rate or a change in volume, but instead represents a combination of the two factors, has been allocated to the rate variance.

        Net interest income, on a fully tax-equivalent basis (FTE), decreased by $3.4 million, or 12% to $25.6 million for the year ended December 31, 2002 from $29.0 million for the year ended December 31, 2001. The net interest margin on an FTE basis was 5.49% for 2002 as compared to 6.30% for 2001. Net interest margin is influenced by the level and relative mix of earning assets, interest bearing liabilities, non-interest bearing liabilities and shareholders' equity as well as the cost of interest bearing liabilities as compared to the yield on earnings assets. The decrease in net interest margin during 2002 was primarily due to the multiple interest rate cuts implemented by the Federal Reserve throughout 2001 and in November 2002 as well as a shift in the mix of earning assets from loans to investments and federal funds sold, and in interest bearing liabilities from deposits to borrowings. During 2002, Vail Banks experienced increased liquidity as the result of a decrease in loan demand attributable to the soft economy and more conservative underwriting policies. In response, the Company completed a short-term leverage strategy that enabled it to add income by borrowing from the Federal Home Loan Bank (FHLB) and reinvesting those funds primarily in mortgage backed securities, resulting in a net spread. Although this strategy was designed to add net income, it did, however, have a somewhat negative impact on the net interest margin due to the smaller spread between rates offered on investments and charged on borrowings than would have been generated from the spread between loan and deposit rates.

        Interest income FTE decreased $8.0 million, or 19% for 2002 as compared to 2001 despite the fact that earning assets increased $4.9 million or 1% during the same period. During 2002, the mix of earning assets shifted away from loans and more toward investment securities and federal funds sold. Loans had a yield of 8.29% during 2002 as compared to the 5.15% yield on investment securities and 1.59% yield on federal funds sold. However, during 2002, average loans declined to 78% of earning assets as compared to 90% during 2001. As a result of this shift, the total yield on average earnings assets decreased 183 basis points to 7.32% for 2002, as compared to 9.15% for 2001.

        Interest expense decreased $4.6 million, or 35% for 2002 as compared to 2001 despite the fact that interest-bearing liabilities increased $1.3 million during the same period. This decrease was primarily due to the full year impact of the 475 basis point decline in interest rates that occurred throughout 2001. As a result, the total cost of interest-bearing liabilities decreased 118 basis points to 2.16% for

2002, as compared to 3.34% for 2001. This decrease in cost of interest bearing liabilities, however, was not in proportion to the decrease in yield on average interest earning assets, resulting in an overall decrease in the net interest margin for 2002.

        The net interest margin on an FTE basis decreased to 6.30% for 2001 as compared to 6.59% for 2000. This decrease in net interest margin during 2001 was primarily due to the multiple interest rate cuts implemented by the Federal Reserve during 2001. The yield on earning assets decreased 117 basis points during 2001 from 10.32% for the year ended December 31, 2000 to 9.15% for the year ended December 31, 2001. This decrease was only partially offset by a 101 basis point decrease in the cost of interest bearing liabilities from 4.35% for the year ended December 31, 2000 to 3.34% for the year ended December 31, 2001.

        Contributing to the growth in the net interest income was the growth in average earning assets during 2001 of $40.4 million or 10%. Average federal funds sold increased to $15.4 million during 2001 from $274,000 during 2000, primarily due to the investment of proceeds received from the $24 million issuance of trust preferred securities during the first quarter of 2001 and improved management of cash levels in branches and correspondent accounts. Average loans (including loans held for sale) were $415.8 million during 2001 compared to $386.3 million during 2000, an 8% increase. This increase was primarily due to the full-year impact of loans obtained in the July 2000 United Valley merger. Although the average loan balance (including loans held for sale) increased during 2001, the general softening of the economy during 2001 as well as an internal shift toward more conservative underwriting policies in response to the slowing economy resulted in a $29.1 million decrease in the year-end loan balance (including loans held for sale) at December 31, 2001 from $427.8 million at December 31, 2000.

        During 2001, average interest-bearing liabilities also grew. This growth was largely due to an increase in average interest bearing deposits due to the full-year impact of deposits obtained in the July 2000 United Valley merger, a full-year effect of deposits from the Aspen branch opened during 2000, and new deposits obtained in connection with the opening of the Grand Junction office during 2001. Although average interest bearing deposits increased during 2001 as a result of the factors previously mentioned, interest bearing deposits at year-end decreased $43.8 million, or 11% between December 31, 2000 and December 31, 2001. This decrease in year-end balances was primarily related to deposit attrition resulting from repricing of interest bearing deposit products to reflect the current lower interest rate environment as well as the anticipated $15 million withdrawal during the second quarter 2001 of a temporary money market deposit account established in December 2000. Additionally, during 2001 average borrowings increased as a result of the issuance of $24.0 million of trust preferred securities during first quarter 2001. The receipt of the trust preferred proceeds enabled the Company to repay outstanding borrowings and resulted in the Company selling federal funds instead of purchasing them.

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

        The provision for loan losses was $382,000 in 2002, compared to $800,000 in 2001 and $1.0 million in 2000. The decrease in the provision during 2002 was due to the Company's determination during 2002 that the current allowance for loan losses was adequate to absorb probable losses in the decreased loan portfolio (gross loans were $331.0 million at December 31, 2002 compared to $391.7 million at

December 31, 2001). As a result, the Company took a smaller provision for loan losses during 2002 than it did during 2001. Net charge-offs during 2002 were $1.0 million, resulting in a net decrease in the allowance for loan losses of $628,000 compared to a net decrease of $65,000 during 2001 and a net increase of $661,000 in 2000. The decrease in the provision during 2001 was due to the Company's determination during 2001 that the current allowance for loan losses was adequate to absorb probable losses in the decreased loan portfolio (gross loans were $391.7 million at December 31, 2001 compared to $427.1 million at December 31, 2000). As a result, the Company took a smaller provision for loan losses during 2001 than it did during 2000. Net charge-offs during 2001 and 2000 were $865,000 and $386,000, respectively. During 2000, Vail Banks also acquired an additional $1.0 million allowance in connection with the United Valley merger.

        At December 31, 2002, the allowance was 1.13% of total loans and 100% of non-performing loans. While non-performing loans increased significantly during 2002 (to $3.7 million at December 31, 2002 from $2.0 million at December 31, 2001) causing the allowance to non-performing loans ratio to decline, the majority of the non-accrual loans are real estate secured, are recorded at net realizable value, and are subject to foreclosure or other collection proceedings that are well underway. At December 31, 2001, the allowance was 1.12% of total loans and 214% of non-performing loans. At December 31, 2000, the allowance was 1.04% of total loans and 264% of non-performing loans.

Non-Interest Income

        The following table sets forth Vail Banks' non-interest income for the years indicated.

(in thousands)	2002	2001	2000
Mortgage broker fees	$4,943	$4,075	$2,595
Service charges on deposits	3,495	3,968	2,879
Other fee income	1,812	1,900	1,323
Rental income	993	1,127	977
Other	781	327	321

Total non-interest income	$12,024	$11,397	$8,095

        Non-interest income grew $627,000, or 6%, to $12.0 million in 2002 from $11.4 million in 2001. This increase was primarily due to an increase in mortgage broker fees partially offset by a decrease in deposit related service charges. Mortgage broker fees increased $868,000, or 21%, from 2001 due to continued refinancing activity. During 2002, deposit related income decreased $473,000, or 12% due primarily to a decline in the number of deposit account overdrafts and to some degree a general decrease in the number of transaction accounts (interest and non-interest bearing checking accounts) in response to lower interest rates. Non-interest income grew $3.3 million, or 41%, to $11.4 million in 2001 from $8.1 million in 2000. This increase was primarily due to an increase in mortgage broker fees as well as an increase in deposit related service charges. Mortgage broker fees increased $1.5 million, or 57%, from 2000 due to increased refinancing activity in light of the decline in interest rates. During 2000, WestStar commenced mortgage operations with the acquisition of First Western. During 2001, deposit related income increased $1.1 million, or 38% due to an increased emphasis by the Company on collecting deposit-related fees.

Non-Interest Expense

        The following table sets forth Vail Banks' non-interest expense for the years indicated.

(in thousands)	2002	2001	2000
Salaries and employee benefits	$16,776	$15,388	$13,848
Occupancy	3,153	3,025	2,710
Furniture and equipment	2,871	2,835	2,849
Professional fees	1,079	945	821
Retail banking	875	1,097	774
Banking service fees	639	774	652
Telephone and data communications	613	640	464
Marketing and promotions	481	494	618
Supplies and printing	342	414	443
Postage and freight	270	329	318
Amortization of intangible assets	74	1,661	1,325
Write-off of correspondent bank account transactions	—	—	139
Other	1,267	1,404	1,264

Total non-interest expense	$28,440	$29,006	$26,225

        Total non-interest expense decreased $566,000 during 2002, or 2%, from $29.0 million in 2001. The decrease is primarily due to the elimination of goodwill amortization effective January 1, 2002 and the Company's concerted efforts to reduce operational type costs such as postage, supplies and marketing. These expense reductions were offset by increasing costs of employee related expenses, occupancy expenses and professional fees as well as a full year of operating expenses for the Grand Junction branch that opened during third quarter 2001.

        Total non-interest expense increased by $2.8 million during 2001, or 11%, from $26.2 million in 2000. The increase was primarily due to a full year of operating expenses for branches acquired in the July 2000 United Valley merger, a full year of goodwill amortization from the United Valley merger transaction, operating expenses of the newly opened Grand Junction branch, and hiring of key management personnel.

        Salaries and employee benefits expense increased $1.4 million during 2002, or 9% from 2001. This increase is primarily due to a full year of salaries expense related to key management personnel hired during 2001, a full year of salaries expense for the Grand Junction branch opened in third quarter 2001, the replacement of terminated employees with higher costing employees, associated recruiting and hiring costs related to the forementioned employees, and to some extent, the rising cost of employer paid health benefits for employees. Salaries and employee benefits expense for 2001 was $15.4 million, an increase of $1.5 million from $13.8 million in 2000. This increase is primarily due to hiring of key management personnel, a partial year of salaries expense for the Grand Junction branch opened in 2001, a full year of salaries expense for the Aspen branch opened during 2000 and the United Valley branches acquired during 2000, the rising cost of employer paid health benefits for employees and an increased employer contribution to the 401(k) plan. Full-time equivalent associates at December 31, 2002, 2001 and 2000 were 254, 261 and 287, respectively.

        Expenses associated with fixed assets, including occupancy, furniture and equipment, rose $164,000 and $301,000 in 2002 and 2001, respectively. Increases in 2002 were primarily related to a full year of expense related to the Grand Junction branch opened in 2001, as well as cost of living increases in building rent and property taxes. Increases in 2001 were primarily related to a full year of expense related to the Aspen branch and the branches acquired in the July 2000 United Valley merger, as well as the opening of a new branch in Grand Junction during 2001.

        During 2000, it was determined that certain correspondent bank account transactions were not properly recorded during the fourth quarter of 2000. As a result, the Company took charges of $139,000 during 2000 to account for the probable uncollectibility of such items.

        The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income and non-interest income and is a measure of the cost to generate a dollar of revenue. The efficiency ratio increased in 2002 to 76% from 72% in 2001 and improved in 2001 from 74% in 2000. The increase in 2002 was largely due to the decline in revenue (net interest income plus non-interest income) of $2.8 million over 2001 while non-interest expenses only decreased $566,000 during the same period. The improvement in 2001 was largely due to the absence of certain non-recurring expenses in 2001 that were incurred during 2000 (i.e. the write-off of certain correspondent bank account transactions and non-capitalizable expenses related to the United Valley merger).

Income Taxes

        Income tax expense as a percentage of pre-tax income was 34.8% for 2002 compared with 41.5% and 40.8% for 2001 and 2000, respectively. The amortization of goodwill recorded in 2001 and 2000 was primarily non-deductible for income tax purposes, thus affecting the effective tax rates. During 2002, goodwill amortization was not recorded as a result of adopting SFAS No. 142 on January 1, 2002. Other intangibles continued to be amortized during 2002. Excluding amortization of non-deductible goodwill and other intangibles for 2002, 2001 and 2000, the effective tax rate in each period would have been 34.5%, 35.8% and 35.3%, respectively. A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to pre-tax income is provided in Note 10 of the Notes to Consolidated Financial Statements, contained in Item 15 of this Annual Report on Form 10-K.

Financial Condition

Investments

        Vail Banks' investment policy is designed primarily to ensure liquidity and to meet pledging requirements and secondarily to provide acceptable investment income. Management's focus is on maintaining a high-quality investment portfolio oriented toward mortgage-backed and other government agency securities. The determination of the amount and maturity of securities purchased is a function of liquidity and income projections based on the existing, and expected, balance sheet and interest rate forecasts. During 2001, the Company purchased two new types of securities for its available for sale investment portfolio, Federal Home Loan Mortgage Corporation (FHLMC) preferred stock and corporate trust preferred securities. These additional investments enabled the Company to further diversify the portfolio as well as to increase total investment yields.

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

Investment Securities Available for Sale at December 31,

	2002		2001		2000
(in thousands)
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Treasury	$—	$—	$248	$258	$498	$503
Government agencies	13,299	13,323	6,465	6,634	10,124	10,068
State and municipal	3,851	3,880	2,712	2,723	4,044	4,020
Mortgage-backed securities	35,318	35,931	16,473	16,414	7,462	7,376
FHLMC preferred stock	4,500	4,500	7,004	7,035	—	—
Trust preferred securities	—	—	4,634	4,497	—	—

Total securities available for sale	$56,968	$57,634	$37,536	$37,561	$22,128	$21,967

Investment Securities Held to Maturity at December 31,

	2002		2001		2000
(in thousands)
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Treasury	$—	$—	$—	$—	$4,000	$4,000
Mortgage-backed securities	684	731	998	1,033	1,208	1,217

Total securities held to maturity	$684	$731	$998	$1,033	$5,208	$5,217

Investments in Bank Stocks at December 31,

	2002		2001		2000
(in thousands)
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Federal Home Loan Bank stock	$1,650	$1,650	$2,050	$2,050	$2,050	$2,050
Federal Reserve Bank stock	1,869	1,869	793	793	793	793
Bankers' Bank of the West stock	184	184	184	184	184	184

Total investments in bank stocks	$3,703	$3,703	$3,027	$3,027	$3,027	$3,027

        The following tables set forth the estimated carrying value and approximate weighted average yield of the debt securities in the investment portfolio by type and contractual maturity at December 31, 2002. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturities of mortgage-backed securities do not reflect any scheduled principal payments. Bank stocks are excluded from the table as they do not have stated maturity dates.

Maturities of Available for Sale Securities at December 31, 2002

	Within 1 Year		1-5 Years		5 -10 Years		Over 10 Years		Total
(in thousands)
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Government agencies	$408	8.06%	$3,052	3.96%	$—	—%	$9,863	3.71%	$13,323	3.89%
State and municipal(1)	463	6.52	686	6.91	275	8.89	2,456	7.27	3,880	7.23
Mortgage-backed securities	—	—	27	7.48	5,099	5.06	30,805	5.14	35,931	5.13
FHLMC preferred stock(1)	—	—	—	—	—	—	4,500	8.61	4,500	8.61

Total and weighted average yield	$871	7.24%	$3,765	4.52%	$5,374	5.26%	$47,624	5.28%	$57,634	5.26%

(1)
Yields on tax-exempt obligations have been computed on a tax equivalent basis using a marginal tax rate of 36.5%.

Maturities of Held to Maturity Securities at December 31, 2002

	Within 1 Year		1-5 Years		5 -10 Years		Over 10 Years		Total
(in thousands)
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$—	—%	$—	—%	$182	6.61%	$502	7.25%	$684	7.08%

Total and weighted average yield	$—	—%	$—	—%	$182	6.61%	$502	7.25%	$684	7.08%

Loans

Loan Portfolio Composition

        The following table sets forth the composition of Vail Banks' loan portfolio by type of loan at the dates indicated. Management believes that the balance sheet information as of the dates indicated should be read in conjunction with the average balance information in the tables above under the caption Average Balance Sheet and Net Interest Income Analysis. Vail Banks has followed a policy to manage the loan portfolio composition to mitigate risks in specific markets by diversifying the loan portfolio. However, Vail Banks does have a concentration of loans in the commercial, industrial and land category. As a result of seasonal trends in the retail, service and real estate markets, balances of commercial loans may fluctuate significantly.

Loans Outstanding at December 31,

	2002		2001		2000		1999		1998
(in thousands)
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial, industrial, and land	$203,773	61%	$214,662	55%	$206,959	49%	$165,373	49%	$130,677	48%
Real estate-construction	55,275	17	90,449	23	114,654	27	80,959	24	55,642	21
Real estate-mortgage	62,188	19	68,898	18	78,482	18	59,898	18	51,000	19
Consumer	9,767	3	17,716	4	27,041	6	30,505	9	31,872	12

Total	$331,003	100%	$391,725	100%	$427,136	100%	$336,735	100%	$269,191	100%

        At December 31, 2002, gross loans were $331.0 million, which was a decrease of $60.7 million, or 16%, over $391.7 million at December 31, 2001. This decrease was primarily due to the continued softening of the economy and a continued conservative underwriting policy. Gross loans decreased in 2001 by $35.4 million, or 8% from $427.1 million at December 31, 2000. This decrease was primarily due to the general softening of the economy, as well as an internal shift toward more conservative underwriting policies in response to the slowing economy.

        Commercial, industrial, and land loans principally include loans to service, real estate and retail businesses and to a small degree, agricultural interests. These loans are primarily secured by real estate and operating business assets. Commercial, industrial and land loans are made on the basis of the repayment ability and financial strength of the borrower as well as the collateral securing the loans.

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

        Banking officers are assigned various levels of credit extension approval authority based upon their respective levels of experience and expertise. Credit relationships exceeding $1.0 million are evaluated and acted upon by the Directors' Credit Committee, which meets weekly, and are reported to the Board of Directors (Board) on a monthly basis. Vail Banks' strategy for approving or disapproving extensions of credit is to follow a conservative credit policy and underwriting practices which include: (i) extending credit on a sound and collectible basis; (ii) investing funds for the benefit of shareholders and the protection of depositors; (iii) serving the needs of the community and Vail Banks' general market area while obtaining a balance between maximum yield and minimum risk; (iv) ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the credit extended; (v) developing and maintaining diversification in the loan portfolio as a whole and of the loans within each loan category; and (vi) ensuring that each extension of credit is properly documented and, if appropriate, insurance coverage is adequate. Vail Banks' credit review and compliance personnel interact daily with commercial and consumer lenders to identify potential underwriting or technical exception variances. In addition, Vail Banks has placed increased emphasis on early identification of problem loans in an effort to aggressively seek resolution of such situations. Management believes that this strict adherence to conservative credit policy guidelines has contributed to Vail Banks' below average level of credit losses compared to its industry peer group.

Loan Maturities

        The following table presents loans by maturity in each major category at December 31, 2002. Actual maturities may differ from the contractual repricing maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications.

Loan Maturities at December 31, 2002

(in thousands)	Within 1 Year (a)	1 - 5 Years	Over 5 Years	Total
Commercial, industrial and land	$63,737	$111,901	$28,135	$203,773
Real estate-construction (b)	43,080	7,147	5,048	55,275
Real estate-mortgage	26,780	30,411	4,997	62,188
Consumer	3,687	5,454	626	9,767

Total	$137,284	$154,913	$38,806	$331,003

(a)
Of the loans with maturities over one year, $139.7 million had adjustable interest rates and the remainder had fixed interest rates.

(b)
Real estate-construction loans have two components: a shorter construction phase and a permanent component that can exceed five years.

Non-Performing Assets

        Non-performing assets consist of nonaccrual loans, restructured loans and foreclosed properties. When, in the opinion of management, a reasonable doubt exists as to the collectibility of interest, regardless of the delinquency status of the loan, the accrual of interest income is discontinued and interest accrued but uncollected during the current year is generally reversed through a charge to current year earnings. While the loan is on nonaccrual status, interest income is recognized only upon receipt and then only if, in the judgment of management, there is no reasonable doubt as to the collectibility of the principal balance. Loans 90 days or more delinquent generally are changed to nonaccrual status unless the loan is in the process of collection and management determines that full collection of principal and accrued interest is probable. Interest income that would have been recorded for nonaccrual loans had they been performing in accordance with their contractual requirements was $421,000 for the year ended December 31, 2002. Actual interest income recorded for these loans was $180,000 for that year.

        Restructured loans are those for which concessions, including reduction of interest rate below a rate otherwise available to the borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur.

        The following table sets forth information concerning the non-performing assets of Vail Banks as of the dates indicated.

Asset Quality at December 31,

(in thousands)	2002	2001	2000	1999	1998
Nonaccrual loans	$3,734	$1,977	$1,685	$1,843	$322
Restructured loans	—	65	—	—	—

Total non-performing loans	3,734	2,042	1,685	1,843	322
Foreclosed properties	241	229	129	287	412

Total non-performing assets	3,975	2,271	1,814	2,130	734
Loans 90 days or more past due and accruing	6	604	—	11	1,061

Total risk assets	$3,981	$2,875	$1,814	$2,141	$1,795

Non-performing loans to total loans	1.13%	0.52%	0.39%	0.55%	0.12%

Non-performing assets to total loans plus foreclosed properties	1.20%	0.58%	0.42%	0.63%	0.27%

Non-performing assets to total assets	0.72%	0.41%	0.32%	0.46%	0.17%

Risk assets to total loans plus foreclosed properties	1.20%	0.73%	0.42%	0.64%	0.67%

        The significant increase in the ratio of non-performing loans to total loans from 2001 to 2002 is primarily a result of the $1.8 million increase in non-accrual loans from 2001 compounded by a $60.7 million decrease in loans during that same time period. The increase in non-accrual loans was a result of the sluggish economy, however, the majority of the non-accrual loans are real estate secured, are recorded at net realizable value, and are subject to foreclosure or other collection proceedings that are underway. The decrease in loans was primarily due to the continued softening of the economy and a continued conservative underwriting policy.

        Management believes Vail Banks is adequately collateralized to recover the majority of the balance of these nonaccrual loans. Management generally obtains and maintains appraisals on real estate collateral. Management is not aware of any adverse trends relating to Vail Banks' loan portfolio, not reflected above.

        At December 31, 2002, there were no loans excluded from non-performing loans set forth above where known information about possible credit problems of borrowers caused management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in such loans becoming non-performing.

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

Analysis of the Allowance for Loan Losses

(in thousands)	2002	2001	2000	1999	1998
Allowance at beginning of the year	$4,375	$4,440	$2,739	$2,590	$1,364
Charge-offs
Commercial, industrial and land	1,101	337	160	86	23
Real estate-construction	82	60	—	—	—
Real estate-mortgage	101	142	3	50	2
Consumer	356	457	255	245	143

Total charge-offs	1,640	996	418	381	168
Recoveries
Commercial, industrial and land	584	63	2	58	22
Real estate-construction	10	—	—	—	—
Real estate-mortgage	—	—	—	—	—
Consumer	36	68	30	17	26

Total recoveries	630	131	32	75	48

Net charge-offs	1,010	865	386	306	120
Provision for loan losses	382	800	1,047	455	—
Allowance acquired through acquisitions	—	—	1,040	—	1,346

Allowance at end of the year	$3,747	$4,375	$4,440	$2,739	$2,590

Net charge-offs to average loans outstanding during the period	0.28%	0.21%	0.10%	0.10%	0.07%

Provision for loan losses to average loans outstanding during the period	0.11%	0.19%	0.27%	0.15%	0.00%

Allowance for loan losses to total loans at year-end	1.13%	1.12%	1.04%	0.81%	0.96%

        Vail Banks has established a formal process for determining an adequate allowance for loan losses. Vail Banks' lending personnel are responsible for ongoing reviews of the quality of the loan portfolio. Additionally, Vail Banks engaged an external loan review firm to conduct loan reviews on a periodic basis. State and federal regulatory agencies, as an integral part of their examination process, also review Vail Banks' loans and its allowance for loan losses. A list containing any potential problem loans is updated and reviewed by management and the Board monthly. This process results in an allowance that has two components. The first component represents the allowance for impaired loans computed in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114 Component). Impaired loans are those loans that WestStar does not expect to receive all contractual principal and interest due by the contractual due date. To determine the SFAS 114 Component, collateral dependent impaired loans are evaluated using internal analyses as well as third-party information, such as appraisals. If an impaired loan is unsecured, it is evaluated using a discounted cash flow of the payments expected over the life of the loan giving consideration to currently existing factors that would impact the amount or timing of the cash flows. The second component is the allowance calculated under SFAS No. 5, Accounting for Contingencies (SFAS 5 Component), and represents the estimated probable but undetected losses inherent within the portfolio relating to uncertainties in economic conditions, delinquent loans that have not been determined to be impaired, trends in speculative construction real estate lending, results of internal and external loan reviews, historical loss experience and other factors. The SFAS 5 Component is calculated by assigning a certain risk weighting, within a predetermined range, to each identified risk factor.

        Management believes that Vail Banks' allowance for loan losses is adequate to cover probable losses based on all evidence currently available. Future additions to the allowance will be subject to management's continuing evaluation of the inherent risks in the portfolio. Additional provisions for loan losses may need to be recorded if the economy continues to decline, asset quality deteriorates, or historical loss experience changes. Also, state or federal regulators, when reviewing Vail Banks' loan portfolio in the future, may require Vail Banks to increase the allowance. Based on the foregoing, there can be no assurance that Vail Banks' actual loan losses will not exceed its allowance for loan losses.

        In order to comply with certain regulatory requirements, management has prepared the following allocation of Vail Banks' allowance for loan losses among various categories of the loan portfolio for each of the years in the five-year period ended December 31, 2002. In management's opinion, such allocation has, at best, a limited utility. It is based on management's assessment as of a given point in time of the risk characteristics for each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component part change. Such allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. By presenting such allocation, management does not mean to imply that the allocation is exact or that the allowance has been precisely determined from such allocation. Additionally, during 2001, the Company changed its methodology for computing the allowance for loan losses, as discussed above. A significant portion of the SFAS 5 Component has not been allocated to each of the four categories specified in the table below, but rather represents loans in all four categories. It is represented by the term "cross-allocated" in the table below.

Allocation of the Allowance for Loan Losses

	Amount
(in thousands)
	2002	2001	2000	1999	1998
Commercial, industrial and land	$720	$1,293	$1,976	$784	$992
Real estate-construction	613	409	949	513	411
Real estate-mortgage	297	—	765	642	584
Consumer	285	544	516	380	292
Cross-allocated	1,832	2,129	—	—	—
Unallocated	—	—	234	420	311

Total	$3,747	$4,375	$4,440	$2,739	$2,590

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

        Total deposits were $428.7 million at December 31, 2002, a $13.7 million, or a 3%, decrease from the balance at December 31, 2001. This decrease was primarily related to deposit attrition resulting from a decline in money market rates, offset by the introduction of a new short-term certificate of deposit (CD) product. This new CD enabled WestStar to attract new money as well as retain funds from maturing CD's. Non-interest-bearing demand deposits comprised 23% of total deposits at both December 31, 2002 and 2001. Total deposits were $442.4 million at December 31, 2001, a $39.7 million, or an 8%, decrease from the balance at December 31, 2000. This decrease was primarily related to deposit attrition resulting from repricing of interest bearing deposit products to reflect the current lower interest rate environment as well as the anticipated $15 million withdrawal during the second quarter 2001 of a temporary money market deposit established in December 2000. During this time period, non-interest-bearing deposits increased by $4.1 million, or 4%, while interest-bearing deposits decreased by $43.8 million, or 11%, as compared to December 31, 2000. Non-interest-bearing demand deposits comprised 21% of total deposits at December 31, 2000.

        The following table sets forth the composition of Vail Banks' deposits by type at December 31, 2002, 2001 and 2000.

Deposit Composition at December 31,

	2002		2001		2000
(in thousands)
	Amount	%	Amount	%	Amount	%
Non-interest bearing demand	$97,383	23%	$103,730	23%	$99,609	21%
Interest bearing demand	181,668	42	209,018	47	249,223	52
Savings	28,296	7	30,015	7	31,474	6
Certificates of deposit	121,351	28	99,587	23	101,696	21

Total	$428,698	100%	$442,350	100%	$482,002	100%

        The following table presents average deposits by type during 2002, 2001 and 2000 and the related average interest rate paid by deposit type for each of those years.

Average Deposits

	2002		2001		2000
(in thousands)
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing demand	$98,122	0.00%	$98,439	0.00%	$89,458	0.00%
Interest bearing demand	201,269	0.76	239,888	2.34	206,377	3.84
Savings	30,421	0.32	31,692	1.19	31,566	2.46
Certificates of deposit	110,072	3.13	95,175	5.15	92,554	5.40

Total	$439,884	1.15%	$465,194	2.34%	$419,955	3.26%

        The following table sets forth the amount and maturity of certificates of deposit that had balances equal to or greater than $100,000 at December 31, 2002, 2001 and 2000.

Remaining Maturities of Certificates of Deposit Equal to or Greater than $100,000 at December 31,

(in thousands)	2002	2001	2000
3 months or less	$15,690	$18,736	$11,630
3 - 6 months	23,744	7,677	5,471
6 - 12 months	21,484	11,004	13,383
Over 12 months	3,819	2,465	3,384

Total	$64,737	$39,882	$33,868

Related Party Transactions

        In the ordinary course of business, the Company has loans receivable from directors, executive officers and principal shareholders (holders of more than five percent of the outstanding shares of common stock) of the Company and their affiliates as follows:

(in thousands)
Balance at January 1, 2002	$4,024
New loans, including renewals	828
Payments, including renewals	(119)

Balance at December 31, 2002	$4,733

        Deposits from those parties held by WestStar at December 31, 2002 and 2001 amounted to $3.4 and $6.1 million, respectively. Such loans and deposits are on the same terms and conditions as then prevailing at the time for comparable transactions with non-related parties.

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

Cash Flows

Net Cash from Operating Activities

        During the year ended December 31, 2002, net cash of $6.6 million was provided by operating activities consisting primarily of net income of $5.6 million and non-cash expenses of $2.8 million, offset by net increases in operating assets and liabilities from 2001 of $1.8 million. Non-cash expenses consisted primarily of $2.3 million of depreciation and amortization expense on premises and equipment, $398,000 of net amortization of premium on investment securities and a $382,000 loan loss provision, offset by $416,000 of gains on sales of investment securities. The net increase in operating assets and liabilities was primarily due to a $2.9 million increase in loans held for sale offset by a $657,000 decrease in interest receivable and a $356,000 increase in interest payable and other liabilities. With favorable mortgage interest rates during 2002, refinancings have continued to be strong, accounting for the increase in loans held for sale. The decline in the loan portfolio during 2002 resulted in a related decline in the interest receivable on loans. The increase in interest payable and other liabilities was partly due to the $8.9 million increase in FHLB borrowings over December 31, 2001.

        During the year ended December 31, 2001, net cash of $6.4 million was provided by operating activities consisting primarily of net income of $6.1 million and non-cash expenses of $5.2 million, offset by net increases in operating assets and liabilities from 2000 of $4.9 million. Non-cash expenses consisted primarily of $1.7 million of intangible amortization expense, $2.3 million of depreciation and amortization expense on premises and equipment, an $800,000 loan loss provision and $153,000 of deferred income tax expense. The net increase in operating assets and liabilities was primarily due to a $6.3 million increase in loans held for sale offset by an $854,000 decrease in interest receivable. With the multiple interest rate reductions during 2001, loans held for sale have increased as a result of increased mortgage refinancings. Additionally, the decline in the loan portfolio and reduced interest rates resulted in a related decline in the interest receivable on loans.

        During 2000, net cash of $9.0 million was provided by operating activities consisting primarily of net income of $5.0 million, non-cash expenses of $5.5 million, and net increases in operating assets and liabilities from 1999 of $1.5 million. Non-cash expenses consisted primarily of $1.3 million of intangible amortization expense, $2.2 million of depreciation and amortization expense on premises and equipment, a $1.0 million loan loss provision and $774,000 of deferred income tax expense. The net increase in operating assets and liabilities was primarily due to a $632,000 increase in loans held for sale, a $446,000 increase in other assets, and a $364,000 decrease in interest payable and other liabilities. The increase in loans held for sale is the result of loans originated by First Western. First Western was purchased by the Company on January 1, 2000.

Net Cash from Investing Activities

        During 2002, net cash of $40.5 million was provided by investing activities. These inflows consisted primarily of a $59.1 million decrease in net loans, the maturity and/or calls of $16.2 million of investment securities, $15.4 million from the sales or redemption of investment securities, and $2.8 million from the sales of premises and equipment. These inflows were partially offset by $51.4 million of purchases of investment securities and the purchase of $2.3 million of premises and equipment to construct and furnish a new building in Dillon to replace an existing facility, to construct tenant improvements and furnish a new leased facility in Glenwood Springs to replace an existing facility, and to upgrade equipment.

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

Net Cash from Financing Activities

        During 2002, net cash of $7.7 million was used in financing activities consisting primarily of a decrease in deposits of $13.7 million, the repurchase of $1.9 million of outstanding common stock of the Company, and the payment of dividends on common stock of $1.3 million. These outflows were partially offset by the receipt of $8.9 million of net proceeds from short and long-term FHLB advances. The decrease in deposits was largely attributable to a decline in money market rates, offset by the introduction of a new short-term certificate of deposit product. This new product enabled WestStar to attract new money as well as retain funds from maturing certificates of deposit.

        During 2001, net cash of $14.3 million was used in financing activities consisting primarily of a decrease in deposits of $39.7 million due to multiple rate cuts during 2001 and the withdrawal of a $15 million temporary deposit received during December 2000, the repayment of $10.4 million of short-term borrowings, the repurchase of $8.3 million of outstanding common stock of the Company, and the payment of dividends on common stock of $1.1 million. These outflows were partially offset by the receipt of $24.0 million of proceeds from the issuance of trust preferred securities and the receipt of $21.1 million of net proceeds from short and long-term FHLB advances.

        During 2000, net cash of $13.0 million was provided by financing activities consisting primarily of an increase in deposits of $33.3 million due to new deposits obtained by United Valley after the date of acquisition and to a lesser degree the marketing of new deposit products, partially offset by the repayment of $21.7 million of short-term borrowings.

Capital Expenditures

        Capital expenditures for 2003 are estimated to be between $3 million and $4 million associated with the construction of a new facility in Glenwood Springs to replace an existing facility, expansion or remodeling of existing facilities, and routine replacement and upgrades of furniture and equipment. The Company will fund these expenditures from various sources, including operating cash flows, retained earnings and borrowings.

Borrowings

        The following table presents an analysis of the Company's borrowing activities for the years indicated.

(in thousands)	FHLB Advances	Federal Funds Purchased	Line of Credit	Notes Payable	Total
2002
Balance at December 31,	$30,000	$—	$—	$—	$30,000
Average amount outstanding during the year	28,156	—	—	—	28,156
Maximum amount outstanding at any month-end(a)	30,000	—	—	—	30,000
Weighted average interest rate:
End of year	3.68%	0.00%	0.00%	0.00%	3.68%
During year	3.57%	0.00%	0.00%	0.00%	3.57%

2001
Balance at December 31,	$21,100	$—	$—	$—	$21,100
Average amount outstanding during the year	5,631	90	285	—	6,006
Maximum amount outstanding at any month-end(a)	21,100	0	2,000	—	21,100
Weighted average interest rate:
End of year	3.12%	0.00%	0.00%	0.00%	3.12%
During year	3.12%	6.79%	9.00%	0.00%	3.45%

2000
Balance at December 31,	$—	$8,410	$2,000	$—	$10,410
Average amount outstanding during the year	20,667	9,705	109	—	30,481
Maximum amount outstanding at any month-end(a)	41,000	17,950	2,000	—	51,110
Weighted average interest rate:
End of year	0.00%	6.97%	9.50%	0.00%	7.46%
During year	6.46%	6.75%	9.50%	0.00%	6.56%

(a)
The total maximum amount outstanding at any month-end does not necessarily represent the sum of the maximum for each of the components.

        WestStar is a member of the FHLB of Topeka and, as a regular part of its business, obtains advances from the FHLB. Advances are collateralized by certain mortgage loans or deeds of trust as well as FHLB stock owned by WestStar. As of December 31, 2002, the authorized borrowing line totaled $115.2 million. Of this amount, $24.0 million was an irrevocable stand-by letter of credit pledged as collateral for uninsured public fund deposits, $9.5 million was outstanding as short-term advances and $20.5 million was outstanding as long-term advances. The long-term advances mature from 2004 through 2007.

        WestStar has established an unsecured, overnight federal funds line with Bankers' Bank of the West (Bankers' Bank) which expires on August 31, 2003. As of December 31, 2002, the authorized borrowing line totaled $41.5 million, with $0 outstanding.

        WestStar has also established overnight federal funds lines with First Tennessee Bank, N.A. (First Tennessee) totaling $20.0 million. If drawn upon, $10.0 million will be a secured line and $10.0 million will be an unsecured line. These lines are subject to cancellation by First Tennessee at any time upon the occurrence of certain conditions. As of December 31, 2002, no amounts were outstanding under the lines.

        During December 2000, the Company obtained a credit facility from Bankers' Bank permitting borrowing of up to $2 million. Outstanding borrowings under the line of credit were fully repaid prior to the maturity of July 1, 2001.

Guaranteed Preferred Beneficial Interest in Company's Subordinated Debt (Trust Preferred)

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

Dividends

        Payment of dividends is at the discretion of the Board and is determined after taking into account earnings, capital levels, cash requirements, and the financial condition of Vail Banks and WestStar, as well as applicable government regulations and other relevant factors. The principal source of Vail Banks' income is dividends from WestStar. There are statutory and regulatory requirements applicable to the payment of dividends by WestStar to Vail Banks, as well as by Vail Banks to its shareholders. Specifically, approval of the regulators will be required if the total of all dividends declared by any banking subsidiary in any year exceeds the total of its net profits of that year combined with its retained net profits of the preceding two years. At December 31, 2002, net assets available from WestStar to pay dividends without prior approval from regulatory authorities totaled $18.8 million. On January 20, 2003, the Board declared a regular quarterly dividend of $0.06 per share to shareholders of record on January 31, 2003. The dividend of $343,000 was paid on February 14, 2003.

Stock Repurchase Plan

        During February 2001, the Board authorized the repurchase of up to $10 million in outstanding shares of the Company's common stock. In September 2001, the Board reauthorized the repurchase program to allow for a total of $17 million in repurchases (including repurchases previously completed) through September 2002. On October 15, 2002, the Board reauthorized the repurchase program, allowing additional repurchases up to $10 million through October 2003. Since inception of the program in March 2001 through December 31, 2002, the Company has repurchased 884,290 shares at an average price of $11.48 per share. Between January 1, 2003 and February 28, 2003, the Company repurchased 87,900 shares of common stock at a cost of $1.1 million, or $12.27 per share.

Contractual Obligations and Commercial Commitments

        The following tables present the Company's contractual obligations and commercial commitments as of December 31, 2002.

	Payments Due by Period
(in thousands) Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
FHLB borrowings	$30,000	$9,490	$14,655	$5,855	$—
Trust preferred securities	24,000	—	—	—	24,000
Operating leases	2,901	844	1,272	461	324

Total Contractual Cash Obligations	$56,901	$10,334	$15,927	$6,316	$24,324

	Amount of Commitment Expiration per Period
(in thousands) Other Commercial Commitments(a)	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
Commitments to extend credit(b)	$57,718	$43,603	$11,550	$2,565	$—
Customer letters of credit	6,141	4,834	1,307	—	—

Total Commercial Commitments	$63,859	$48,437	$12,857	$2,565	$—

(a)
Many of the commitments are expected to expire without being drawn upon. Thus the indicated commitments do not necessarily represent future cash requirements.

(b)
Commitments to extend credit in the "4-5 years" category primarily represent home equity lines of credit which typically have a five year draw period.

        As of December 31, 2002, the Company had cash and cash equivalents (including federal funds sold) of $75.0 million and investment securities of $62.0 million. Almost 93% of the Company's investment portfolio is classified as available-for-sale and can be readily sold to meet liquidity needs. Based on current plans and business conditions, the Company expects that its cash, cash equivalents, investment securities and available borrowing capacity under its credit facilities, together with any amounts generated from operations, will be sufficient to meet the Company's liquidity requirements for the next 12 months. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

Concentrations of Credit Risk

        Concentrations of credit risk arise when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in the economy or other conditions. The Company's loan portfolio consists primarily of commercial and real estate loans located in Colorado, making the value of the portfolio susceptible to declines in real estate values and other changes in economic conditions in Colorado. The Company does not believe it has excessive exposure to any individual customer.

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

Asset and Liability Management

        Vail Banks' earnings depend to a significant extent on its net interest income. Net interest income is the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings. The net interest margin is highly sensitive to many factors that are beyond Vail Banks' control. These factors include competitive and general economic conditions and policies of various governmental and regulatory authorities. Changes in the discount rate or targeted federal funds rate by the Federal Reserve Bank usually lead to general changes in interest rates. These interest rate shifts affect Vail Banks' interest income, interest expense and investment portfolio. Also, governmental policies, such as the creation of a tax deduction for individual retirement accounts, can increase savings and affect the cost of funds. From time to time, the interest rate structures of earning assets and liabilities may not be balanced, and a rapid increase or decrease in interest rates could have an adverse effect on the net interest margin and results of operations of Vail Banks. Vail Banks cannot predict the nature, timing and effect of any future changes in federal monetary and fiscal policies.

        The liquidity position of Vail Banks is monitored by management and its Asset/Liability Committee. A principal function of asset/liability management is to coordinate the levels of interest-sensitive assets and liabilities to minimize net interest income variances in times of fluctuating market interest rates. Interest-sensitive assets and liabilities are those that are subject to repricing in the near term, including both variable rate instruments and those fixed rate instruments which are approaching maturity. Changes in net interest income can occur when interest rates on interest sensitive assets, such as loans and investment securities, change in a different time period from that of the interest rates on liabilities, such as deposits. These differences, or "gaps," provide an indication of the extent that net interest income may be affected by future changes in interest rates.

        A positive gap exists when interest-sensitive assets exceed interest-sensitive liabilities and indicates that a greater volume of assets than liabilities will reprice during a given time period. With a positive gap, rising rate environments generally enhance earnings, while a declining rate environment has a tendency to depress earnings. Conversely, a negative gap exists when interest-sensitive liabilities exceed interest-sensitive assets. With a negative gap, rising rate environments usually depress earnings, while declining rate environments tend to enhance earnings.

        The following table sets forth the interest rate sensitivity of Vail Banks' assets and liabilities at December 31, 2002, and sets forth the repricing dates of Vail Banks' interest-earning assets and interest-bearing liabilities as of that date, as well as Vail Banks' interest rate sensitivity gap percentages for the periods presented. This table indicates Vail Banks is in an asset sensitive or positive gap position for the twelve-month period ending December 31, 2003. During that period, $377.7 million of interest earning assets will reprice compared to $326.1 million of interest bearing liabilities. This asset sensitive position would generally indicate that Vail Banks' net interest income would decrease should interest rates fall and increase should interest rates rise. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of the repricing for both the asset and the liability remains the same. The table is based on assumptions as to when assets and liabilities will reprice in a changing interest rate environment, and since such assumptions can be no more than estimates, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes than those estimated. Also, the renewal or repricing of certain assets and liabilities can be discretionary and subject to competitive and other pressures. Therefore, the following table does not necessarily indicate the actual future impact of interest rate movements on Vail Banks' net interest income. See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" for additional information on interest rate risk faced by the Company.

Static Interest Rate Sensitivity at December 31, 2002

	Maturing or Repricing
(in thousands)	1 - 90 Days	91 Days to 1 Year	1 Year to 5 Years	Non-Sensitive and Over 5 Years	Total
Assets
Federal funds sold and interest earning deposits	$50,072	$—	$—	$—	$50,072
Investment securities	21,314	10,431	20,563	9,713	62,021
Loans held for sale	9,879	—	—	—	9,879
Loans	249,371	36,596	43,312	1,724	331,003
Non-earning assets	—	—	—	101,288	101,288

Total assets	330,636	47,027	63,875	112,725	554,263
Liabilities and shareholders' equity
Interest-bearing deposits
Interest bearing checking	75,174	—	—	—	75,174
Money market and other savings	134,790	—	—	—	134,790
Certificates of deposit	30,643	76,025	14,634	49	121,351

Total interest bearing deposits	240,607	76,025	14,634	49	331,315
Short-term borrowings	3,000	6,490	—	—	9,490
Long-term borrowings	—	—	20,510	—	20,510
Trust preferred	—	—	—	24,000	24,000
Non-interest bearing liabilities	—	—	—	101,463	101,463
Minority interest	—	—	—	713	713
Shareholders' equity	—	—	—	66,772	66,772

Total liabilities and shareholders' equity	243,607	82,515	35,144	192,997	554,263
Interest sensitivity gap	$87,029	$(35,488)	$28,731	$(80,272)

Cumulative interest sensitivity gap	$87,029	$51,541	$80,272

Cumulative gap as a percentage of total assets	15.70%	9.30%	14.48%

Capital Resources

        Shareholders' equity at December 31, 2002 increased $3.3 million, or 5%, to $66.8 million from $63.5 million at December 31, 2001. During 2001, shareholders' equity decreased $3.0 million, or 4%, from $66.4 million at December 31, 2000. The increase in 2002 was primarily due to the retention of earnings of $5.6 million offset by the repurchase of 156,600 shares of common stock during 2002 at a cost of $1.9 million and the payment of cash dividends on common stock of $1.3 million. The decrease in 2001 was primarily due to the repurchase of 727,690 shares of common stock during 2001 at a cost of $8.3 million and the payment of cash dividends on common stock of $1.1 million, offset by the retention of earnings of $6.1 million.

        On May 20, 2002, shareholders approved a proposal to increase the number of shares available under the Stock Incentive Plan to 1,000,000, subject to an annual adjustment.     On February 18, 2003, the Board approved the grant of 112,005 shares of restricted stock to several officers and the grant of 26,000 stock options to directors and employees of the Company.

        Vail Banks and WestStar are subject to various regulatory capital requirements administered by governmental banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct, material effect on Vail Banks' performance. Vail Banks and WestStar must meet specific capital adequacy guidelines and WestStar must meet guidelines under the regulatory framework for prompt corrective action that together involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Vail Banks' and WestStar's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require Vail Banks and WestStar to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. See "Supervision and Regulation" in Item 1 for explanations of these terms and requirements.

        As of December 31, 2002 and 2001, Vail Banks met all capital adequacy requirements to which it was subject. As of December 31, 2002, Vail Banks had Tier 1 and Total Risk-Based Capital ratios of 14.15% and 15.61%, respectively, and a Leverage ratio of 10.27%. As of December 31, 2001, Vail Banks had Tier 1 and Total Risk-Based Capital ratios of 11.73% and 13.41%, respectively, and a Leverage ratio of 9.43%.

        As of December 31, 2002 and 2001, WestStar met all capital adequacy requirements to which it was subject. As of December 31, 2002, WestStar had Tier 1 and Total Risk-Based Capital ratios of 13.64% and 14.65%, respectively, and a Leverage ratio of 9.88%. As of December 31, 2001, WestStar had Tier 1 and Total Risk-Based Capital ratios of 11.19% and 12.24%, respectively, and a Leverage ratio of 8.99%.

Recent Accounting Pronouncements

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

        During April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement is effective for financial statements issued on or after May 15, 2002. The Company adopted this statement during the second quarter ended June 30, 2002. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Adoption of this standard did not have an effect on the Company's consolidated financial condition or results of operations.

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

        During October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions—an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. Paragraph 5 of this Statement, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted. Adoption of this standard did not have an effect on the Company's 2002 consolidated financial condition or results of operations

        During December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this new statement are effective for the Company's 2002 fiscal year. Adoption of this statement did not have an effect on the Company's 2002 consolidated financial condition or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative Disclosures About Market Risk

        The tables below provide information about the Company's financial instruments as of December 31, 2002 and 2001 that are sensitive to changes in interest rates.

	Principal Amount Maturing in:
(in thousands)	2003	2004	2005	2006	2007	Thereafter or Non- Maturing	Total	Fair Value December 31, 2002
INTEREST RATE SENSITIVE ASSETS
Federal funds sold and interest earning deposits	$50,072	$—	$—	$—	$—	$—	$50,072	$50,072
Weighted average interest rate	1.09%	0.00%	0.00%	0.00%	0.00%	0.00%	1.09%
Adjustable-rate securities	—	—	—	—	2,001	26,451	28,452	28,565
Weighted average interest rate(a)	0.00%	0.00%	0.00%	0.00%	3.25%	5.08%	4.95%
Fixed-rate securities	851	458	5	1,119	116	26,651	29,200	29,800
Weighted average interest rate(a)	5.97%	5.26%	7.00%	5.36%	6.48%	5.79%	5.77%
Investments in bank stocks	—	—	—	—	—	3,703	3,703	3,703
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	4.90%	4.90%
Loans held for sale	9,879	—	—	—	—	—	9,879	9,879
Weighted average interest rate	5.20%	0.00%	0.00%	0.00%	0.00%	0.00%	5.20%
Adjustable-rate loans	113,373	49,486	21,546	17,880	24,941	25,804	253,030	253,177
Weighted average interest rate	7.19%	6.39%	6.51%	6.13%	6.79%	7.35%	6.88%
Fixed-rate loans	23,911	19,501	11,212	7,472	2,875	13,002	77,973	81,246
Weighted average interest rate	8.50%	8.73%	8.36%	8.23%	7.38%	7.32%	8.27%

Total interest rate sensitive assets	$198,086	$69,445	$32,763	$26,471	$29,933	$95,611	$452,309	$456,442

Weighted average interest rate	5.71%	7.04%	7.15%	6.69%	6.61%	6.19%	6.24%

INTEREST RATE SENSITIVE LIABILITIES
Interest-bearing checking, savings and money market accounts	$—	$—	$—	$—	$—	$209,964	$209,964	$209,964
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.63%	0.63%
Fixed-rate time deposits	106,668	12,026	1,639	381	637	—	121,351	122,215
Weighted average interest rate	2.55%	3.19%	3.75%	4.04%	3.42%	0.00%	2.64%
Fixed-rate borrowings	9,490	8,940	5,715	5,615	240	—	30,000	31,039
Weighted average interest rate	2.91%	3.77%	3.99%	4.46%	4.80%	0.00%	3.68%
Trust preferred	—	—	—	—	—	24,000	24,000	25,208
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	10.19%	10.19%

Total interest rate sensitive liabilities	$116,158	$20,966	$7,354	$5,996	$877	$233,964	$385,315	$388,426

Weighted average interest rate	2.58%	3.44%	3.94%	4.43%	3.80%	1.61%	2.10%

(a)
These interest rates are not adjusted to reflect tax equivalent yields.

	Principal Amount Maturing in:
(in thousands)	2002	2003	2004	2005	2006	Thereafter or Non- Maturing	Total	Fair Value December 31, 2001
INTEREST RATE SENSITIVE ASSETS
Federal funds sold and interest earning deposits	$13,815	$—	$—	$—	$—	$—	$13,815	$13,815
Weighted average interest rate	1.06%	0.00%	0.00%	0.00%	0.00%	0.00%	1.06%
Adjustable-rate securities	—	418	—	—	—	5,143	5,561	5,561
Weighted average interest rate(a)	0.00%	5.35%	0.00%	0.00%	0.00%	5.63%	5.61%
Fixed-rate securities	1,990	566	1,155	87	2,180	27,020	32,998	33,033
Weighted average interest rate(a)	5.51%	4.64%	4.87%	5.14%	5.40%	6.10%	5.95%
Investments in bank stocks	—	—	—	—	—	3,027	3,027	3,027
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	5.55%	5.55%
Loans held for sale	6,950	—	—	—	—	—	6,950	6,950
Weighted average interest rate	5.72%	0.00%	0.00%	0.00%	0.00%	0.00%	5.72%
Adjustable-rate loans	141,467	34,514	23,405	11,559	21,747	31,164	263,856	263,856
Weighted average interest rate	6.36%	6.29%	6.38%	6.87%	6.58%	7.90%	6.58%
Fixed-rate loans	37,053	21,143	35,225	10,006	10,787	13,655	127,869	130,962
Weighted average interest rate	8.55%	9.72%	8.68%	9.36%	8.34%	8.08%	8.77%

Total interest rate sensitive assets	$201,275	$56,641	$59,785	$21,652	$34,714	$80,009	$454,076	$457,204

Weighted average interest rate	6.37%	7.55%	7.70%	8.01%	7.05%	7.09%	6.95%

INTEREST RATE SENSITIVE LIABILITIES
Interest-bearing checking, savings and money market accounts	$—	$—	$—	$—	$—	$239,033	$239,033	$239,033
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.78%	0.78%
Fixed-rate time deposits	86,793	9,399	2,413	545	437	—	99,587	100,538
Weighted average interest rate	3.84%	4.25%	4.36%	5.53%	3.99%	0.00%	3.90%
Fixed-rate borrowings	12,250	4,250	3,700	500	400	—	21,100	20,999
Weighted average interest rate	2.37%	3.66%	4.45%	5.10%	5.45%	0.00%	3.12%
Trust preferred	—	—	—	—	—	24,000	24,000	24,000
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	10.19%	10.19%

Total interest rate sensitive liabilities	$99,043	$13,649	$6,113	$1,045	$837	$263,033	$383,720	$384,570

Weighted average interest rate	3.66%	4.06%	4.42%	5.32%	4.69%	1.64%	2.31%

(a)
These interest rates are not adjusted to reflect tax equivalent yields.

Qualitative Disclosures About Market Risk

        Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the Company is exposed is interest rate risk arising from the instruments and transactions into which the Company enters. These include loans, securities available for sale, deposit liabilities, and borrowings. Interest rate risk occurs when interest-sensitive assets and liabilities reprice at different times as market interest rates change. Interest-sensitive assets and liabilities are those that are subject to repricing in the near term, including both variable rate instruments and those fixed rate instruments that are approaching maturity. For example, if fixed-rate assets are funded with floating-rate debt, the spread between asset and liability rates will decline or turn negative if rates increase. Additionally, interest rate risk results from changing spreads between asset and liability rates.

        Interest rate risk is managed by the Company's Asset/Liability Committee. The principal objective of asset/liability management is to manage the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. To effectively measure and manage interest rate risk, the Company uses computer simulations that determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, investment securities, loans, deposits, and borrowings. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these computer simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. During 2002 and 2001, the Company did not use interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposures.

        During 2002, Vail Banks experienced increased liquidity as the result of a decrease in loan demand. The increase in liquidity was used to invest in investment securities and short-term federal funds sold. This increased liquidity position increased the asset sensitivity of the balance sheet. Therefore, Vail Banks was more sensitive to changes in interest rates at December 31, 2002 than at December 31, 2001.

        During 2003, the Company faces risk primarily from the possibility of lower interest rates. Given the Company's gap position at December 31, 2002, if rates fall, asset yields will decline faster than the cost of interest bearing liabilities, leading to a decline in the margin. The extent of this decline will depend on the degree to which retail deposit rates change relative to market rates. The reduction in short-term rates by the Federal Reserve during 2001 and 2002 effectively repriced a significant portion of the Company's loan portfolio. While it also produced an opportunity to reduce funding costs, at the current level of interest rates, further reductions in funding costs may be more limited.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The response to this item is included in Part III, Item 15 of this Annual Report on Form 10-K.

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

        During the audit of the Company's financial statements for the fiscal year ended December 31, 2000, it was determined that certain correspondent bank account transactions were not properly recorded during the third quarter of 1999. As a result, the Company took a charge of $432,000, after tax (approximately $680,000 pre-tax), for the uncollectibility of these items and increased previously reported non-interest expense for the year ended December 31, 1999 by the same amount. In addition, it was determined that certain correspondent bank account transactions were not properly recorded in the fourth quarter of 2000, and as a result, the Company increased 2000 non-interest expense by $88,000, after tax (approximately $139,000 pre-tax). The Company corrected the internal controls that allowed those errors to remain previously undetected; however, KPMG did not perform any procedures after January 19, 2001 on the controls and therefore it did not agree or disagree that the controls were corrected.

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

        KPMG advised the Company and the Company's Audit Committee that the unreconciled correspondent bank accounts in 1999 and 2000 were matters that KPMG considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants. The Company authorized KPMG to respond fully to inquiries from the successor accountants with respect to such matters.

        On May 7, 2001, the Audit Committee of Vail Banks recommended that the Board of Directors approve the engagement of Dalby, Wendland & Co., P.C. (Dalby Wendland) as independent auditors of Vail Banks. On May 21, 2001, Vail Banks' Board of Directors approved such engagement. Dalby Wendland served as the independent auditors of Vail Banks for fiscal years 2001 and 2002.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information contained under the headings "Information About Nominees For Director and Continuing Directors" and "Compliance with Section 16(a) of the Exchange Act" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for Vail Banks' annual meeting of shareholders to be held on May 19, 2003, to be filed with the Securities and Exchange Commission (SEC), is incorporated herein by reference. Information regarding executive officers is included in "Executive Officers of Vail Banks" in Item 1 of this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information contained under the heading "Executive Compensation" in the definitive proxy statement to be used in connection with the solicitation of proxies for Vail Banks' annual meeting of shareholders to be held on May 19, 2003, to be filed with the SEC, is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND STOCK RELATED MATTERS.

        The information contained under the heading "Beneficial Ownership of Securities" and "Equity Compensation Plan Information" in the definitive proxy statement to be used in connection with the solicitation of proxies for Vail Banks' annual meeting of shareholders to be held on May 19, 2003, to be filed with the SEC, is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information contained under the heading "Certain Relationships and Related Transactions" in the definitive proxy statement to be used in connection with the solicitation of proxies for Vail Banks' annual meeting of shareholders to be held on May 19, 2003, to be filed with the SEC, is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES.

        Company management, including the chief executive and chief financial officer, supervised and participated in an evaluation of the Company's disclosure controls and procedures (as defined in rules of the Securities and Exchange Commission) within the 90 days prior to the filing of this report. Based on, and as of the date of, that evaluation, the Company's president and chief financial officer have concluded that the Company's disclosure controls and procedures were effective in accumulating and communicating information to management, including the president and the chief financial officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission's rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted under the Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15.    EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

  (a)
  Financial Statements.

    The following consolidated financial statements and notes thereto of Vail Banks begin on page F-1 of this Annual Report on Form 10-K.

Independent Auditors' Reports
Consolidated Balance Sheets as of December 31, 2002 and 2001
Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001, and 2000.

  Exhibits

        The following exhibits are required to be filed with this Annual Report on Form 10-K by Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Reorganization, dated as of March 21, 2000, by and between Estes Bank Corporation, Jack G. Haselbush, Bradley D. Sishc and the Company*
3.1	Amended and Restated Articles of Incorporation of the Registrant**
3.2	Amended and Restated Bylaws of the Registrant**
10.1	Stock Incentive Plan, as amended**(1)
10.2	Change in Control Severance Payment Agreement between the Company and Peter G. Williston, dated July 5, 2000****
10.3	Change in Control Severance Payment Agreement by and between Vail Banks and E.B. Chester, dated November 19, 1999***
10.4	Change in Control Severance Payment Agreement by and between Vail Banks and Lisa M. Dillon, dated November 19, 1999***
10.5	Form of Restricted Stock Award Agreement
16.1	Letter of change of certifying accountant*****
21.1	Subsidiaries of the Registrant
23.1	Consent of Dalby, Wendland & Co., P.C. dated March 24, 2003
23.2	Consent of KPMG LLP dated March 24, 2003
24.1	Power of Attorney (on signature page)
99.1	Certification by Lisa M. Dillon, President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification by Peter G. Williston, Senior Executive Vice President and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Management contract or compensatory plan required to be filed as an exhibit.
*	Incorporated by reference to the Registration Statement of Vail Banks on Form S-4, SEC file number 333-38204, filed as of May 31, 2000, as amended.
**	Incorporated by reference from the Registrant's Form SB-2, as amended, Commission File No. 333-60347.
***	Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.
****	Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.
*****	Incorporated by reference from the Registrant's Current Report on Form 8-K filed as of April 25, 2001.
  (b)
  Reports on Form 8-K.

          No reports were filed during the last quarter of 2002.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
Vail Banks, Inc.:

        We have audited the accompanying consolidated balance sheets of Vail Banks, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vail Banks, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002, which changed its method of accounting for goodwill and other intangible assets.

/s/ Dalby, Wendland & Co., P.C.
Dalby, Wendland & Co., P.C.
Grand Junction , Colorado

January 17, 2003

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
Vail Banks, Inc.:

        We have audited the accompanying consolidated statements of income, shareholders' equity and comprehensive income and cash flows of Vail Banks, Inc. and subsidiary (the Company) for the year ended December 31, 2000, before the restatement for business segment disclosures described in Note 24 to the consolidated financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the consolidated financial statements (before restatement for business segment disclosures) referred to above present fairly, in all material respects, the results of operations and cash flows of Vail Banks, Inc. and subsidiary for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
KPMG LLP
Denver, Colorado

January 19, 2001

VAIL BANKS, INC.

Consolidated Balance Sheets

December 31, 2002 and 2001

(in thousands, except share data)	2002	2001
ASSETS
Cash and due from banks	$24,940	$21,711
Federal funds sold	50,040	13,815
Investment securities, available for sale	57,634	37,561
Investment securities, held to maturity (fair value of $731 and $1,033 at December 31, 2002 and 2001, respectively)	684	998
Investments in bank stocks, at cost	3,703	3,027
Loans held for sale	9,879	6,950
Loans (includes related party loans of $4,733 and $4,024 at December 31, 2002 and 2001, respectively)	331,003	391,725
Allowance for loan losses	(3,747)	(4,375)

Net loans	327,256	387,350
Premises and equipment, net	39,005	41,957
Interest receivable	1,914	2,571
Goodwill, net	35,970	35,970
Other intangible assets, net	816	890
Other assets	2,422	2,531

	$554,263	$555,331

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits (includes related party deposits of $3,425 and $6,067 at December 31, 2002 and 2001, respectively)
Non-interest bearing	$97,383	$103,730
Interest bearing	331,315	338,620

Total deposits	428,698	442,350
Federal Home Loan Bank advances	30,000	21,100
Guaranteed preferred beneficial interest in Company's subordinated debt	24,000	24,000
Interest payable and other liabilities	4,080	3,724

Total liabilities	486,778	491,174
Minority interest	713	701
Commitments and contingencies (Notes 5, 9, 11, and 13)
Shareholders' equity
Preferred stock—$1 par value; 2,250,000 shares authorized, no shares issued and outstanding at December 31, 2002 and 2001, respectively	—	—
Common stock—$1 par value; 20,000,000 shares authorized, 5,734,303 and 5,754,152 shares issued and outstanding at December 31, 2002 and 2001, respectively	5,734	5,754
Additional paid-in capital	41,123	42,531
Retained earnings	19,492	15,155
Accumulated other comprehensive income, net of tax expense of $243 and $9 at December 31, 2002 and 2001, respectively	423	16

Total shareholders' equity	66,772	63,456

	$554,263	$555,331

The accompanying notes are an integral part of these consolidated financial statements.

VAIL BANKS, INC.

Consolidated Statements of Income

Years Ended December 31, 2002, 2001 and 2000

(in thousands, except share data)	2002	2001	2000
Interest and dividend income
Loans, including fees	$30,153	$39,620	$41,265
Investment securities	3,198	1,723	1,966
Federal funds sold and other short-term investments	578	622	15

Total interest and dividend income	33,929	41,965	43,246

Interest expense
Deposits	5,070	10,898	13,692
Short-term borrowings	246	196	2,001
Long-term borrowings	758	12	—
Guaranteed preferred beneficial interest in Company's subordinated debt	2,447	2,024	—

Total interest expense	8,521	13,130	15,693

Net interest income	25,408	28,835	27,553
Provision for loan losses	382	800	1,047

Net interest income after provision for loan losses	25,026	28,035	26,506
Non-interest income
Deposit related	3,495	3,968	2,879
Mortgage broker fees	4,943	4,075	2,595
Other	3,586	3,354	2,621

Total non-interest income	12,024	11,397	8,095
Non-interest expense
Salaries and employee benefits	16,776	15,388	13,848
Occupancy	3,153	3,025	2,710
Furniture and equipment	2,871	2,835	2,849
Amortization of intangible assets	74	1,661	1,325
Write-off of correspondent bank account transactions	—	—	139
Other	5,566	6,097	5,354

Total non-interest expense	28,440	29,006	26,225

Income before income tax expense	8,610	10,426	8,376
Income tax expense	2,997	4,323	3,420

Net income	$5,613	$6,103	$4,956

Net income available to common shareholders	$5,613	$6,103	$4,956

Earnings per share—basic	$0.99	$1.02	$0.80
Earnings per share—diluted	$0.95	$1.00	$0.79
Weighted average common shares
Basic	5,651,737	5,965,374	6,205,669
Diluted	5,914,891	6,111,103	6,290,461

The accompanying notes are an integral part of these consolidated financial statements.

VAIL BANKS, INC.
Consolidated Statements of Shareholders' Equity and Comprehensive Income
Years Ended December 31, 2002, 2001 and 2000

	Section A Preferred Stock		Common Stock $1 Par Value
							Accumulated Other Comprehensive Income (Loss)
(in thousands, except share data)					Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance at January 1, 2000	—	$—	6,069,370	$6,069	$46,747	$5,946	$(467)	$58,295
Issuance of common stock in conjunction with acquisitions	—	—	358,970	359	3,022	—	—	3,381
Issuance of common stock in conjunction with exercise of stock options	—	—	11,250	11	85	—	—	96
Issuance of restricted common stock	—	—	16,810	17	(17)	—	—	—
Recognition of stock comp. on restricted stock	—	—	—	—	88	—	—	88
Recognition of stock comp. on non-employee stock options	—	—	—	—	8	—	—	8
Declaration of dividends on common stock ($0.12 per share)	—	—	—	—	—	(759)	—	(759)
Comprehensive income
Net income	—	—	—	—	—	4,956	—	4,956
Net change in unrealized losses on investment securities available for sale, net of taxes	—	—	—	—	—	—	365	365

Total comprehensive income	—	—	—	—	—	4,956	365	5,321

Balance at December 31, 2000	—	—	6,456,400	6,456	49,933	10,143	(102)	66,430
Issuance of common stock in conjunction with exercise of stock options	—	—	9,750	10	76	—	—	86
Repurchase of common stock	—	—	(727,690)	(728)	(7,571)	—	—	(8,299)
Other	—	—	(16)	—	—	—	—	—
Issuance of restricted common stock	—	—	15,708	16	(16)	—	—	—
Recognition of stock comp. on restricted stock	—	—	—	—	56	—	—	56
Recognition of stock comp. on non-employee stock options	—	—	—	—	53	—	—	53
Declaration of dividends on common stock ($0.18 per share)	—	—	—	—	—	(1,091)	—	(1,091)
Comprehensive income
Net income	—	—	—	—	—	6,103	—	6,103
Net change in unrealized losses on investment securities available for sale, net of taxes	—	—	—	—	—	—	118	118

Total comprehensive income	—	—	—	—	—	6,103	118	6,221

Balance at December 31, 2001	—	—	5,754,152	5,754	42,531	15,155	16	63,456
Issuance of common stock in conjunction with exercise of stock options	—	—	19,247	19	155	—	—	174
Repurchase of common stock	—	—	(156,600)	(156)	(1,697)	—	—	(1,853)
Issuance of restricted common stock	—	—	117,504	117	(117)	—	—	—
Recognition of stock comp. on restricted stock	—	—	—	—	189	—	—	189
Recognition of stock comp. on non-employee stock options	—	—	—	—	62	—	—	62
Declaration of dividends on common stock ($0.22 per share)	—	—	—	—	—	(1,276)	—	(1,276)
Comprehensive income
Net income	—	—	—	—	—	5,613	—	5,613
Net change in unrealized gains on investment securities available for sale, net of reclassification adjustment and taxes	—	—	—	—	—	—	407	407

Total comprehensive income	—	—	—	—	—	5,613	407	6,020

Balance at December 31, 2002	—	$—	5,734,303	$5,734	$41,123	$19,492	$423	$66,772

        The accompanying notes are an integral part of these consolidated financial statements.

VAIL BANKS, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2002, 2001 and 2000

(in thousands)	2002	2001	2000
Cash flows from operating activities
Net income	$5,613	$6,103	$4,956
Adjustments to reconcile net income to net cash provided by operating activities
Net amortization of premiums on investment securities	398	24	54
Gain on sale of investment securities	(416)	—	—
Provision for loan losses	382	800	1,047
Depreciation and amortization of premises and equipment	2,318	2,289	2,181
Net loss (gain) on sale and disposal of premises and equipment	123	106	(24)
Amortization of goodwill and other intangible assets	74	1,661	1,325
(Gain) loss on sale of foreclosed properties	(88)	36	33
Recognition of stock compensation on restricted common stock	189	56	88
Recognition of stock compensation on stock options	62	53	8
Deferred income tax (benefit) expense	(205)	153	774
Net changes in operating assets and liabilities, net of effect of purchase business combinations
Loans held for sale	(2,929)	(6,318)	(632)
Interest receivable	657	854	(74)
Other assets	92	566	(446)
Interest payable and other liabilities	356	(8)	(364)
Other, net	12	4	42

Net cash provided by operating activities	6,638	6,379	8,968

Cash flows from investing activities, net of effect of purchase business combinations
Purchases of investment securities, available for sale	(50,338)	(24,254)	(663)
Purchases of bank stocks	(1,076)	—	—
Proceeds from sales of investment securities, available for sale	15,014	—	19,799
Proceeds from redemption of bank stocks	400	—	—
Proceeds from maturities of investment securities, held to maturity	157	4,209	143
Proceeds from maturities/calls of investment securities, available for sale	16,067	8,823	7,817
Net decrease (increase) in loans	59,107	34,087	(40,822)
Purchases of premises and equipment	(2,332)	(4,465)	(3,696)
Proceeds from sales of premises and equipment	2,843	28	—
Proceeds from sales of foreclosed properties	681	317	867
Net cash received in acquisitions	—	(2)	(10,066)

Net cash provided (used) by investing activities	40,523	18,743	(26,621)

Cash flows from financing activities, net of effect of purchase business combinations
Net (decrease) increase in deposits	(13,652)	(39,652)	33,345
Net decrease in federal funds purchased	—	(8,410)	(2,650)
Net increase (decrease) in Federal Home Loan Bank advances	8,900	21,100	(19,000)
Proceeds from line of credit	—	—	2,000
Repayment of line of credit	—	(2,000)	—
Proceeds from issuance of guaranteed preferred beneficial interest in Company's subordinated debt	—	24,000	—
Proceeds from issuance of common stock	174	86	96
Repurchase of common stock	(1,853)	(8,299)	—
Payment of cash dividends on common stock	(1,276)	(1,091)	(759)

Net cash (used) provided by financing activities	(7,707)	(14,266)	13,032

Net increase (decrease) in cash and cash equivalents	39,454	10,856	(4,621)
Cash and cash equivalents at beginning of year	35,526	24,670	29,291

Cash and cash equivalents at end of year	$74,980	$35,526	$24,670

(in thousands)	2002	2001	2000
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest on deposits and borrowed funds	$8,603	$12,872	$15,515

Income taxes	$3,005	$3,150	$3,490

Noncash investing and financing transactions:
Foreclosure of collateralized loans, net of reserve	$605	$459	$585

Unrealized (gain) loss on investments available for sale, net of taxes	$(407)	$(118)	$365

Reclassification of software from premises and equipment to other assets	$—	$454	$—

Issuance of restricted common stock	$117	$16	$17

Goodwill recorded in connection with acquisitions:
Cash outflows for business acquisitions (net of cash acquired)	$—	$2	$10,066
Common stock issued	—	—	3,381
Notes payable issued	—	—	355
Acquisition costs	—	—	321

Total consideration	—	2	14,123
Net assets acquired, at fair value	—	—	(1,544)

Goodwill recorded	$—	$2	$15,667

The accompanying notes are an integral part of these consolidated financial statements.

VAIL BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

        WestStar Bank (WestStar) was formed in 1977 as a community bank to serve the local residents and businesses of Vail. In 1993, Vail Banks, Inc. (Vail Banks) was formed as a bank holding company for WestStar. WestStar offers a full range of financial services to individuals and businesses located primarily in the Western Slope and Front Range regions of Colorado. Colorado counties served by WestStar include Summit, Larimer, Grand, Eagle, Delta, Garfield, Pitkin, Mesa, Montrose, San Miguel and Routt, as well as the Denver Metropolitan area. Many of the Company's branches are located in resort areas that depend on seasonal tourism. This seasonality results in fluctuation in deposit and credit needs, with deposits tending to peak during ski season.

Basis of Presentation and Consolidation

        The accompanying consolidated financial statements include the accounts of Vail Banks and its wholly-owned subsidiaries, WestStar, Vail Banks Statutory Trust I, and Vail Banks Statutory Trust II. WestStar and Vail Banks own a 54.04% interest in Avon 56 Limited and WestStar owns a 100% interest in First Western Mortgage Services, Inc. (First Western) that are also included in the accompanying consolidated financial statements. All entities are collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant areas requiring management estimates include determination of the allowance for loan losses, determination of useful lives for depreciation of premises and equipment, valuation of foreclosed assets, recoverability of intangible assets and the ability to utilize net operating loss carryforwards.

Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks, and federal funds sold which mature within ninety days. Cash equivalents include uninsured deposits in financial institutions approximating $18.0 million and $14.0 million at December 31, 2002 and 2001, respectively, other than amounts on deposit at the Federal Home Loan Bank (FHLB) of Topeka and the Federal Reserve Bank. As of both December 31, 2002 and 2001,

$200,000 of the cash and due from banks balance is required to be maintained at the Federal Reserve to meet reserve requirements. Accordingly, this cash is considered to be restricted.

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

Investment Securities

        Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held to maturity" and reported at cost, adjusted for amortization or accretion of premiums or discounts. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of consolidated shareholders' equity, and the annual change in such gains and losses are reported as other comprehensive income. Transfer of securities between categories is recorded at fair value on the date of transfer. For the years ended December 31, 2002, 2001 and 2000, the Company did not transfer securities between categories.

        Realized gains and losses on the sale of available for sale securities are recorded on the trade date and are determined using the specific identification method. Discounts or premiums are accreted or amortized to interest income using the level-yield method to the earlier of call date or maturity of the related security.

        The Company has investments in the stocks of the FHLB, Federal Reserve and Bankers' Bank of the West. These investments are carried at cost and are classified as restricted, as the Company can only sell these stocks back to the respective issuers at par value or to other member banks. Dividends on these stocks are included in "Interest and dividend income—Investment securities" in the accompanying consolidated statements of income.

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

        The Company periodically reviews premises and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment exists when the estimated undiscounted cash flows for the property are less than its carrying value. If identified, an impairment loss is recognized through a charge to earnings based on the fair value of the property.

Intangible Assets

        Intangible assets are comprised of goodwill and core deposit intangibles. Goodwill relates to the excess of cost paid in purchase transactions over the fair value of the net assets acquired. In accordance with SFAS 142, Goodwill and Other Intangible Assets, on January 1, 2002, the Company ceased amortization of goodwill. The core deposit intangible relates to a previously purchased branch and is being amortized on the straight-line method. See Footnote 6, "Goodwill and Other Intangible Assets" for further discussion on the adoption of SFAS 142.

Foreclosed Properties

        Assets acquired through foreclosure, deed in lieu of foreclosure, or repossession are held for sale and are recorded at the lower of cost or fair value less estimated costs to sell. As of December 31, 2002 and 2001, foreclosed properties totaled $241,000 and $229,000, respectively, and are included in "Other Assets" in the accompanying consolidated balance sheets. Losses at the time of transfer from loans are charged to the Allowance. Subsequent adjustments to value and gains or losses on sales are included in non-interest expense in the accompanying consolidated statements of income. Rental income and costs of maintaining the properties are also included in the accompanying consolidated statements of income.

Mortgage Broker Fees

        Origination fees are recorded in non-interest income upon funding of the loan. Broker fees are recorded in non-interest income upon purchase of the loan by an outside investor.

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

        Fair value estimates are based on financial instruments owned at December 31, 2002 and 2001 without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments, including deferred tax assets and premises and equipment. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in these estimates.

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

Stock Incentive Plan

        The Company accounts for its stock incentive plan in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to expense over the vesting period the fair value of stock-based awards as measured on the date of grant. Alternatively, SFAS 123 allows entities to apply the provisions of Accounting Principles Board (APB) Opinion No. 25 while disclosing pro forma net income and pro forma earnings per share for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to apply the accounting provisions of APB Opinion No. 25 to employee stock option grants and provide the pro forma disclosure provisions of SFAS 123. Accordingly, no stock-based compensation cost for employee grants has been recognized in the consolidated financial statements (other than as described in Footnote 14), as options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Any non-employee stock option grants are accounted for under SFAS 123.

        The fair value of each employee stock option grant was estimated on the date of grant using the Black-Scholes option- pricing model. The following weighted-average assumptions were used:

	2002	2001	2000
Dividend yield	2.0%	1.8%	1.5%
Expected life	6 years	7 years	4 years
Expected volatility	27.0%	27.0%	25.0%
Risk-free interest rate	4.8%	5.2%	6.4%

        Had the Company determined compensation cost based on the fair value accounting provisions prescribed by SFAS 123 and using the assumptions listed above, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

(in thousands, except share data)	2002	2001	2000
Net income
As reported	$5,613	$6,103	$4,956
Deduct: Total stock-based employee compensation determined under the fair value method, net of tax	(270)	(300)	(261)

Pro forma	5,343	5,803	4,695

Earnings per share—basic
As reported	$0.99	$1.02	$0.80
Pro forma	0.95	0.97	0.76
Earnings per share—diluted
As reported	0.95	1.00	0.79
Pro forma	0.88	0.94	0.74

Recently Issued Accounting Standards

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

        During October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions—an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. Paragraph 5 of this Statement, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted. Adoption of this standard did not have an effect on the Company's 2002 consolidated financial condition or results of operations

        During December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this new statement are effective for the Company's 2002 fiscal year. Adoption of this statement did not have an effect on the Company's 2002 consolidated financial condition or results of operations.

Reclassifications

        Certain reclassifications have been made to the previous consolidated financial statements to conform to the 2002 presentation.

2. RECENT BUSINESS COMBINATIONS

East West Mortgage Company

        On December 1, 2000, Vail Banks acquired the assets of East West Mortgage Company (East West), a Colorado limited liability company, and subsequently merged East West into First Western. Consideration included cash of $200,000 and 21,053 shares of Vail Banks common stock valued at $200,000. Expenses paid totaled $6,000. The acquisition was accounted for as a purchase and accordingly, the results of operations of East West have been included in the Company's consolidated financial statements from December 1, 2000. The excess of the purchase price over the fair value of the net identifiable assets acquired has been recorded as goodwill of $393,000 and was being amortized on a straight-line basis over 25 years until adoption of SFAS 142 on January 1, 2002. See Footnotes 1 and 6 for further discussion.

Estes Bank Corporation

        On July 14, 2000, Vail Banks completed the acquisition of Estes Bank Corporation and its wholly owned subsidiary, United Valley Bank (collectively United Valley), and subsequently merged United Valley into WestStar. Estes Bank Corporation shareholders received $17.7 million in cash and 337,917 shares of Vail Banks common stock valued at $3.2 million. The merger was accounted for as a purchase and accordingly, the results of operations of United Valley have been included in the Company's consolidated financial statements from July 15, 2000. The excess of the purchase price over the fair value of the net identifiable assets acquired has been recorded as goodwill of $13.8 million and was being amortized on a straight-line basis over 25 years until adoption of SFAS 142 on January 1, 2002. See Footnotes 1 and 6 for further discussion.

        On July 14, 2000, the estimated fair value of assets and liabilities acquired was as follows:

(in thousands)
Cash and due from banks	$4,610
Federal funds sold	4,370
Investment securities	20,015
Loans, net of allowance for loan losses of $1,040	49,510
Premises and equipment	3,821
Other assets	1,833
Goodwill	13,766
Deposits	(75,915)
Other liabilities	(757)

Consideration and expenses paid	$21,253

First Western Mortgage Services, Inc.

        On January 1, 2000, WestStar acquired First Western, a Colorado corporation, for consideration of $1.5 million that included cash and installment notes. In addition to originating mortgages through its mortgage offices in Avon and Steamboat Springs, First Western originates through all WestStar offices. The excess of the purchase price over the fair value of the net identifiable assets acquired has been recorded as goodwill of $1.5 million and was being amortized on a straight-line basis over 25 years until adoption of SFAS 142 on January 1, 2002. See Footnotes 1 and 6 for further discussion.

Pro Forma Results of Operations (Unaudited)

        The operating results of the Company's acquisitions are included in the Company's consolidated results of operations from the dates of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of United Valley had occurred at the beginning of 2000, after giving effect to certain adjustments, including amortization of intangible assets and income taxes. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either what would have occurred had the acquisition been made as of that date or results which may occur in the future.

(in thousands, except share data)	2000
Pro forma net interest income	$29,701
Pro forma net income	$4,873
Pro forma earnings per share—basic	$0.76
Pro forma earnings per share—diluted	$0.75
Pro forma weighted average common shares—basic	6,388,707
Pro forma weighted average common shares—diluted	6,473,499

3. INVESTMENT SECURITIES

        Investment securities at December 31 consist of the following:

	2002
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
Government agencies	$13,299	$71	$(47)	$13,323
State and municipal	3,851	45	(16)	3,880
Mortgage-backed securities	35,318	634	(21)	35,931
FHLMC preferred stock	4,500	—	—	4,500

Total securities available for sale	$56,968	$750	$(84)	$57,634

Securities held to maturity
Mortgage-backed securities	$684	$47	$—	$731

Total securities held to maturity	$684	$47	$—	$731

Investments in bank stocks
Federal Home Loan Bank stock	$1,650	$—	$—	$1,650
Federal Reserve Bank stock	1,869	—	—	1,869
Bankers' Bank of the West stock	184	—	—	184

	$3,703	$—	$—	$3,703

	2001
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
U.S. Treasury	$248	$10	$—	$258
Government agencies	6,465	170	(1)	6,634
State and municipal	2,712	28	(17)	2,723
Mortgage-backed securities	16,473	95	(154)	16,414
FHLMC preferred stock	7,004	31	—	7,035
Trust preferred securities	4,634	—	(137)	4,497

Total securities available for sale	$37,536	$334	$(309)	$37,561

Securities held to maturity
Mortgage-backed securities	$998	$35	$—	$1,033

Total securities held to maturity	$998	$35	$—	$1,033

Investments in bank stocks
Federal Home Loan Bank stock	$2,050	$—	$—	$2,050
Federal Reserve Bank stock	793	—	—	793
Bankers' Bank of the West stock	184	—	—	184

	$3,027	$—	$—	$3,027

        Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and fair value of securities by contractual maturity at December 31, 2002 are as follows:

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$851	$871	$—	$—
Due after one year through five years	3,699	3,765	—	—
Due after five years through ten years	5,214	5,374	182	194
Due after ten years	47,204	47,624	502	537

	$56,968	$57,634	$684	$731

        The following table presents the components of investment income for the periods presented:

(in thousands)	2002	2001	2000
Taxable interest income	$2,507	$996	$878
Nontaxable interest income	500	579	877
Dividends	191	148	211

	$3,198	$1,723	$1,966

        During the year ended December 31, 2002, the Company sold certain securities that had been classified as available-for-sale. Proceeds from these sales amounted to $15.0 million, resulting in a gain of $416,000. Additionally during 2002, the Company redeemed $400,000 of FHLB stock at par. During the year ended December 31, 2001, there were no sales of securities. For the year ended December 31, 2000, the Company sold certain securities received in the United Valley merger. Proceeds from these sales amounted to $19.8 million. There were no gains or losses realized from the sale of these securities.

        Securities with a carrying value of $36.9 million and $11.2 million at December 31, 2002 and 2001, respectively, are pledged as collateral to secure public deposits and for other purposes as permitted or required by law. See Footnote 7 for further information.

        As a member of the FHLB system, the Company is required to maintain an investment in stock of the FHLB equal to the greater of 1% of certain residential mortgages or 5% of FHLB advances. The Company has a blanket pledge with the FHLB and has pledged all of its FHLB stock and certain qualifying loans to secure outstanding advances from the FHLB. See Footnotes 4 and 9 for further information.

4. LOANS

        Loans at December 31 consist of the following:

(in thousands)	2002	2001
Commercial, industrial and land	$203,773	$214,662
Real estate—construction	55,275	90,449
Real estate—mortgage	62,188	68,898
Consumer and other	9,767	17,716

	$331,003	$391,725

        Loans totaling $115.2 million and $133.0 at December 31, 2002 and 2001 were pledged to secure advances from the FHLB.

        As of December 31, 2002 and 2001, $172,000 and $178,000, respectively, of deposit account overdrafts have been reclassified to loans. These amounts are included in the "Consumer and other" category in the table, above. See Footnote 7 for further information.

        Transactions in the Allowance are summarized as follows:

(in thousands)	2002	2001	2000
Allowance at beginning of year	$4,375	$4,440	$2,739
Loans charged off	(1,640)	(996)	(418)
Recoveries on loans previously charged off	630	131	32
Provision for loan losses	382	800	1,047
Allowance acquired through acquisition	—	—	1,040

Allowance at end of year	$3,747	$4,375	$4,440

        Loans having carrying values of $605,000 and $459,000 were transferred to foreclosed properties during 2002 and 2001, respectively.

        The principal balance of loans on which the accrual of interest has been discontinued was $3.7 million and $2.0 million at December 31, 2002 and 2001, respectively. Interest income that would have been recorded for nonaccrual loans had they been performing in accordance with their contractual requirements was $421,000 and $112,000 for the years ended December 31, 2002 and 2001, respectively. Actual interest income recorded for these loans was $180,000 and $192,000 for the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001, $6,000 and $604,000, respectively, of loans were past due 90 days and still accruing interest.

        The following is a summary of information pertaining to impaired loans at December 31:

(in thousands)	2002	2001
Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	5,972	3,121

Total impaired loans	$5,972	$3,121

Valuation allowance related to impaired loans	$1,124	$1,173

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

(in thousands)	2002	2001	2000
Average investment in impaired loans	$6,147	$3,411	$790
Interest income recognized on impaired loans	328	150	53

5. PREMISES AND EQUIPMENT

        Premises and equipment at December 31 consist of the following:

(in thousands)	2002	2001
Land	$8,738	$8,943
Buildings	26,729	28,295
Leasehold improvements	3,643	2,372
Furniture, fixtures and equipment	10,635	11,710

	49,745	51,320
Accumulated depreciation and amortization	(10,740)	(9,363)

Premises and equipment, net	$39,005	$41,957

        Depreciation and amortization expense on premises and equipment was $2.3 million, $2.3 million and $2.2 million for the years ended December 31, 2002, 2001 and 2000, respectively, and is included in "Other Non-Interest Expense" in the accompanying consolidated statements of income.

        The Company leases certain facilities under noncancelable operating leases that expire through the year 2011. Several leases have renewal options which extend through 2028. The cost of such renewals is not included below. Future minimum rental commitments under the leases as of December 31, 2002 are as follows:

(in thousands)
2003	$844
2004	775
2005	497
2006	313
2007	148
Thereafter	324

$2,901

        Rental expense for facilities and equipment was $1.1 million for each of the three years ended December 31, 2002, 2001 and 2000, and is included in "Other Non-Interest Expense" in the accompanying consolidated statements of income.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

        During June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets, which provides guidance on how to account for goodwill and intangible assets after an acquisition has been completed. Specifically, all new and pre-existing goodwill will no longer be amortized, but instead will be tested for impairment on an annual basis. Amortization of other intangible assets will continue. The Company adopted the provisions of SFAS 142 on January 1, 2002 and determined that the net unamortized goodwill of $36.0 million was not impaired as of that date. Additionally, the Company reassessed the useful life of the core deposit intangible asset related to a previously acquired branch. The Company determined that as of January 1, 2002, the core deposit intangible asset had a remaining useful life of twelve years. Accordingly, the $890,000 unamortized balance as of January 1, 2002 will be amortized to expense on a straight-line basis over twelve years. This reduction in remaining life resulted in additional core deposit intangible amortization expense of $34,000 ($22,000 after tax) for the year ended December 31, 2002 over the comparable periods during 2001 and 2000.In addition to the transitional impairment test required as of January 1, 2002, SFAS 142 requires that an annual impairment test be performed. The Company performed this annual impairment test during the third quarter of 2002 and determined that the goodwill was not impaired as of that date.

        Goodwill and accumulated amortization as of December 31 are as follows:

(in thousands)	2002	2001
Goodwill	$40,453	$40,453
Accumulated amortization	(4,483)	(4,483)

	$35,970	$35,970

        Goodwill assigned to each of the Company's reportable segments (see Footnote 24) as of December 31 is as follows:

(in thousands)	2002	2001
Banking	$33,079	$33,079
Mortgage origination	1,749	1,749
Other	1,142	1,142

	$35,970	$35,970

        Other intangible assets and accumulated amortization as of December 31 are as follows:

(in thousands)	2002	2001
Other intangible assets	$989	$989
Accumulated amortization	(173)	(99)

	$816	$890

        Other intangible assets are assigned only to the Company's banking segment.

        The following table presents the components of intangible assets amortization expense for the years ended December 31, 2002, 2001 and 2000:

(in thousands)	2002	2001	2000
Goodwill amortization	$—	$1,621	$1,285
Core deposit intangible amortization	74	40	40

Total intangible assets amortization expense	$74	$1,661	$1,325

        The following table presents future estimated intangible amortization expense as of December 31, 2002:

(in thousands)
2003	$74
2004	74
2005	74
2006	74
2007	74
Thereafter	446

$816

        The following table presents comparative net income and earnings per share information as if goodwill amortization expense had not been recorded for 2001 and 2000, and as if the remaining useful life of the core deposit intangible asset had been revised as of January 1, 2000:

(in thousands, except share data)	2002	2001	2000
NET INCOME
Reported net income	$5,613	$6,103	$4,956
Add back: Goodwill amortization	—	1,621	1,285
Less: Additional core deposit intangible amortization (less income taxes)	—	(22)	(22)

Adjusted net income	$5,613	$7,702	$6,219

BASIC EARNINGS PER SHARE
Reported basic earnings per share	$0.99	$1.02	$0.80
Add back: Effect of goodwill amortization	—	0.27	0.20
Less: Effect of additional core deposit intangible amortization (less income taxes)	—	—	—

Adjusted basic earnings per share	$0.99	$1.29	$1.00

DILUTED EARNINGS PER SHARE
Reported diluted earnings per share	$0.95	$1.00	$0.79
Add back: Effect of goodwill amortization	—	0.26	0.20
Less: Effect of additional core deposit intangible amortization (less income taxes)	—	—	—

Adjusted diluted earnings per share	$0.95	$1.26	$0.99

        The Company annually reviews its intangible assets for other-than-temporary impairment. If circumstances indicate that impairment may exist, recoverability of the asset is assessed based on expected undiscounted net cash flows. In addition to the impairment test performed on January 1, 2002 upon adoption of SFAS 142, the Company performed its annual impairment test during the third quarter 2002 with no resulting impairment.

7. DEPOSITS

        Deposits at December 31 consist of the following:

(in thousands)	2002	2001
Non-interest bearing checking	$97,383	$103,730
Interest bearing checking	75,174	74,427
Money market	106,494	134,591
Savings	28,296	30,015
Certificates of deposit under $100,000	56,614	59,705
Certificates of deposit $100,000 and over	64,737	39,882

	$428,698	$442,350

        As of December 31, 2002 and 2001, $172,000 and $178,000, respectively, of overdrafts have been reclassified to loans. See Footnote 4 for further information.

        Public deposits are collateralized by investment securities with carrying values of $36.9 million and $11.2 million as of December 31, 2002 and 2001, respectively. See Footnote 3 for further information. Additionally, the Bank has a $24.0 million stand-by irrevocable letter of credit pledged as collateral for uninsured public fund deposits. See Footnote 9 for further information.

        Scheduled maturities of time deposits at December 31, 2002 are as follows:

(in thousands)	2003	2004	2005	2006	2007	Total
Certificates of deposit under $100,000	$45,750	$8,546	$1,439	$381	$498	$56,614
Certificates of deposit $100,000 and over	60,918	3,480	200	—	139	64,737

	$106,668	$12,026	$1,639	$381	$637	$121,351

8. RELATED PARTY TRANSACTIONS

        In the ordinary course of business, the Company has loans receivable from directors, executive officers and principal shareholders (holders of more than five percent of the outstanding shares of common stock) of the Company and their affiliates as follows:

(in thousands)
Balance at January 1, 2002	$4,024
New loans, including renewals	828
Payments, including renewals	(119)

Balance at December 31, 2002	$4,733

        Deposits from related parties held by WestStar at December 31, 2002 and 2001 amounted to $3.4 million and $6.1 million, respectively.

        During 2002 and 2001, the Company paid $44,000 and $9,000, respectively, to a director for consulting services provided.

9. BORROWINGS

        WestStar is a member of the FHLB of Topeka and, as a regular part of its business, obtains advances from this FHLB. Advances bear interest at a fixed rate and are collateralized by FHLB stock owned by WestStar and certain qualifying loans receivable. See Footnote 4 for further information. As of December 31, 2002, the authorized borrowing line totaled $115.2 million of which $30.0 million was outstanding. Additionally, $24.0 million was a stand-by irrevocable letter of credit pledged as collateral for uninsured public fund deposits. See Footnote 7 for further information. Interest rates on outstanding FHLB borrowings at December 31, 2002 ranged from 1.63% to 5.45%. Interest payments on outstanding advances are due monthly with principal repayments due at maturity.

        The contractual maturities of borrowings as of December 31, 2002 are as follows:

(in thousands)	Borrowings	Weighted Average Interest Rate
2003	$9,490	2.91%
2004	8,940	3.77%
2005	5,715	3.99%
2006	5,615	4.46%
2007	240	4.80%

	$30,000	3.68%

        WestStar has established an unsecured, overnight federal funds line with Bankers' Bank of the West (BBW) which expires on August 31, 2003. As of December 31, 2002, the authorized borrowing line totaled $41.5 million with $0 outstanding.

        WestStar has also established overnight federal funds lines with First Tennessee Bank, N.A. (First Tennessee) totaling $20.0 million. If drawn upon, $10.0 million will be a secured line and $10.0 million will be an unsecured line. These lines are subject to cancellation by First Tennessee at any time upon the occurrence of certain conditions. As of December 31, 2002, no amounts were outstanding under the lines.

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

10. INCOME TAXES

        Income tax expense for the years ended December 31 consists of the following:

(in thousands)	Current	Deferred	Total
Year ended December 31, 2002
Federal	$2,878	$(250)	$2,628
State	324	45	369

	$3,202	$(205)	$2,997

Year ended December 31, 2001
Federal	$3,727	$107	$3,834
State	443	46	489

	$4,170	$153	$4,323

Year ended December 31, 2000
Federal	$2,542	$543	$3,085
State	300	35	335

	$2,842	$578	$3,420

        Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate to pretax earnings as a result of the following:

(in thousands)	2002	2001	2000
Computed "expected" federal tax expense	$2,927	$3,545	$2,848
Tax effect of
State income taxes, net of federal income tax effects	213	298	199
Dividends subject to exclusion	(70)	(52)	—
Tax-exempt interest	(56)	(82)	(110)
Goodwill amortization	—	559	451
Other, net	(17)	55	32

	$2,997	$4,323	$3,420

        Temporary differences between consolidated financial statement carrying amounts and tax bases of assets and liabilities resulting in significant components of deferred income taxes at December 31 are as follows:

(in thousands)	2002	2001
Deferred tax assets
Net operating loss carryforwards	$165	$210
Allowance for loan losses	989	988
Write-off of purchased goodwill with remaining tax basis	602	667
Other	407	434

Total deferred tax assets	2,163	2,299

Deferred tax liabilities
Basis of premises and equipment	1,301	1,648
Unrealized gains on investment securities available for sale	243	9
Other	151	145

Total deferred tax liabilities	1,695	1,802

Net deferred tax asset	$468	$497

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

        The Company has $5.0 million in net operating loss carryforwards for state income tax purposes, the components of which expire in the years 2005 through 2011. These net operating loss carryforwards are subject to separate return limitations.

11.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

        At December 31, the following financial instruments were outstanding whose contract amounts represent credit risk:

(in thousands)	2002	2001
Financial instruments whose contractual amounts represent credit risk
Commitments to extend credit	$57,718	$56,231
Letters of credit	6,141	7,167

	$63,859	$63,398

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

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Financial letters of credit are primarily used to facilitate a trade transaction and are issued with the intent that they will be utilized by the beneficiary as the instrument of payment for goods shipped. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

12.  GUARANTEED PREFERRED BENEFICIAL INTEREST IN COMPANY'S SUBORDINATED DEBT (TRUST PREFERRED)

        During February 2001, Vail Banks formed Vail Banks Statutory Trust I (Trust I), a wholly owned subsidiary. On February 22, 2001, Trust I issued $16.5 million of 10.20% trust preferred securities (the Trust I Securities). Interest on the Trust I Securities is payable semi-annually. The Trust I Securities have a 30-year maturity with a 10-year call option. The 3% underwriting fee was capitalized and is included in "Other Assets" in the accompanying consolidated balance sheets. The fee is being amortized to expense over the 10-year call period. A portion of the proceeds from the Trust I Securities was used to pay the $2 million outstanding principal plus accrued interest on the line of credit with Bankers' Bank of the West. The remainder of the proceeds was used for general corporate purposes including the repurchase of shares of common stock and for a capital contribution into WestStar. See Footnotes 9 and 14 for further information.

        During March 2001, Vail Banks formed Vail Banks Statutory Trust II (Trust II), a wholly owned subsidiary. On March 28, 2001, Trust II issued $7.5 million of 10.18% trust preferred securities (the Trust II Securities). Interest on the Trust II Securities is payable semi-annually. The Trust II Securities have a 30-year maturity with a 10-year call option. The 3% underwriting fee was capitalized and is included in "Other Assets" in the accompanying consolidated balance sheets. The fee is being amortized to expense over the 10-year call period. Proceeds from the Trust II Securities were used for general corporate purposes including the repurchase of shares of common stock. See Footnote 14 for further information.

13.  LEGAL CONTINGENCIES

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

14.  SHAREHOLDERS' EQUITY

Stock Repurchase Plan

        During February 2001, the Board authorized the repurchase of up to $10 million in outstanding shares of the Company's common stock. In September 2001, the Board reauthorized the repurchase program to allow for a total of $17 million in repurchases (including repurchases previously completed) through September 2002. On October 15, 2002, the Board reauthorized the repurchase program again, allowing additional repurchases up to $10 million through October 2003. Since inception of the program in March 2001 through December 31, 2002, the Company has repurchased 884,290 shares at an average price of $11.48 per share.

Dividends

        Payment of dividends is at the discretion of the Board and is determined by taking into account the earnings, capital levels, cash requirements, and the financial condition of Vail Banks and WestStar, as well as applicable government regulations and other relevant factors. The principal source of Vail Banks' income is dividends from WestStar. There are statutory and regulatory requirements applicable to the payment of dividends by WestStar to Vail Banks, as well as by Vail Banks to its shareholders. At December 31, 2002, net assets available from WestStar to pay dividends without prior approval from regulatory authorities totaled $18.8 million.

Stock Incentive Plan

        In January 1998, the Company adopted a Stock Incentive Plan (the Plan) pursuant to which the Compensation Committee (the Committee) of the Board may grant incentive stock options, nonqualified stock options, restricted stock awards and performance share awards to certain employees, directors and others who perform services for the Company.

        The number of shares available for grant of awards under the Plan, if any, will be determined by the Company's shareholders. On May 20, 2002, shareholders approved a proposal to increase the number of shares available under the Plan to 1,000,000, subject to an annual adjustment. If granted, outstanding options will be counted against the authorized pool of shares, regardless of their vested status. At December 31, 2002, there were 140,716 shares available for grant under the Plan.

        The option exercise price for each stock option grant will not be less than the fair market value on the date the option is granted. The Committee may determine the restrictions and conditions under which options may be exercised. Options must be exercised within ten years of the date granted.

        The following table summarizes the Company's stock option activity and related information for the three years ended December 31, 2002:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2000	433,120	$9.46
Granted	212,262 (a)	9.46
Forfeited	(51,750)	9.94
Exercised	(11,250)	8.54

Options outstanding at December 31, 2000	582,382	9.43
Granted	88,736 (a)	10.61
Forfeited	(27,688)	10.37
Exercised	(9,750)	8.77

Options outstanding at December 31, 2001	633,680	9.59
Granted	58,397 (a)	11.27
Forfeited	(32,577)	10.41
Exercised	(19,247)	9.03

Options outstanding at December 31, 2002	640,253	$9.71

Options exercisable at December 31, 2002	439,181	$9.37

(a)
Using the Black-Scholes option-pricing model, the weighted-average fair value of options granted at market value in 2002, 2001 and 2000 was estimated to be $3.33, $3.43 and $2.48, respectively. The weighted-average fair value of options granted below market value in 2002 was estimated to be $3.72. No options were granted below market value during 2001 or 2000. See Footnote 1 for a discussion of the pricing assumptions.

        The following table summarizes information pertaining to stock options outstanding as of December 31, 2002:

	Options Outstanding
		Weighted Average Remaining Contractual Life (Years)		Options Exercisable
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$8.00 - $ 8.99	218,398	5.3	$8.54	218,398	$8.54
9.00 - 9.99	204,114	5.7	9.45	130,283	9.44
10.00 - 10.99	96,144	7.4	10.37	48,375	10.43
11.00 - 11.99	74,597	8.9	11.42	5,000	11.84
12.00 - 12.99	47,000	5.9	12.25	37,125	12.25

	640,253	6.2	$9.71	439,181	$9.37

        During July 2000, the Company granted 80,000 stock options to an officer of the Company, who subsequently resigned in November 2000. Upon the officer's resignation 70,400 unvested shares were not forfeited, but were instead allowed to continue vesting. The Company is recognizing compensation expense of $268,000 ratably over the vesting period of 4 years. In accordance with SFAS 123 and Financial Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the

Company recognized compensation expense related to these options of $53,000, $53,000 and $8,000 during 2002, 2001 and 2000, respectively.

        During May 2002, the Company granted 19,988 stock options at a strike price below fair market value. Under APB Opinion No. 25, the Company is recognizing compensation of $20,000 (equal to the difference between the fair market value of the stock on the date of the grant and the strike price of the options) over the vesting period of four years. Compensation expense of $9,000 was recognized during 2002.

        The Plan provides for the grant of restricted stock awards subject to restrictions, which the Committee may determine. The restrictions would typically require continued employment in order to vest in the restricted stock. Vesting may also be based upon attainment of certain performance measures.

        In November 1999, the Company granted 28,762 restricted shares of common stock to officers of the Company. These shares were granted under the Plan. The Company is recognizing compensation expense of $302,000 ratably over the vesting period of 10 years. For the years ended December 31, 2002, 2001 and 2000, compensation expense related to the vested shares was $30,000, $30,000 and $30,000, respectively.

        In January 2000, the Company granted 11,810 restricted shares of common stock to an officer of the Company. These shares were granted under the Plan. The Company is recognizing compensation expense of $112,000 ratably over the vesting period of 10 years. For the years ended December 31, 2002, 2001 and 2000, compensation expense related to the vested shares was $11,000, $11,000 and $10,000, respectively.

        In July 2000, the Company granted 50,000 restricted shares of common stock to an officer of the Company. These shares were granted under the Plan and 45,000 of these shares were canceled in November 2000 due to the officer's resignation. For the year ended December 31, 2000, compensation expense related to the vested shares was $48,000. No additional compensation expense was recognized on these shares for the years ended December 31, 2002 or 2001.

        In January 2001, the Company granted 11,708 restricted shares of common stock to several officers of the Company. The Company is recognizing compensation expense of $120,000 ratably over the vesting period of 10 years. For the years ended December 31, 2002 and 2001, compensation expense related to the vested shares was $12,000 and $11,000, respectively. Also during January 2001, the Company granted 4,000 restricted shares of common stock to an officer that vest over five years. The Company is recognizing compensation expense of $41,000 ratably over this vesting period, and for the years ended December 31, 2002 and 2001, compensation expense related to the vested shares was $12,000 and $4,000, respectively.

        In January 2002, the Company granted 117,504 restricted shares of common stock to several officers of the Company. The Company is recognizing compensation expense of $1.3 million ratably over the vesting period of 10 years. For the year ended December 31, 2002, compensation expense related to the vested shares was $124,000.

Earnings Per Share

        The following table presents the net income and weighted average common shares outstanding used to calculate earnings per share for the years ended December 31:

(in thousands, except share data)	2002	2001	2000
Basic earnings per share computation
Net income available to common shareholders	$5,613	$6,103	$4,956

Weighted average shares outstanding—basic	5,651,737	5,965,374	6,205,669

Basic earnings per share	$0.99	$1.02	$0.80

Diluted earnings per share computation
Net income available to common shareholders	$5,613	$6,103	$4,956

Weighted average shares outstanding—basic	5,651,737	5,965,374	6,205,669
Shares assumed issued:
Stock options	120,628	101,225	31,087
Restricted stock	142,526	44,504	53,705

Weighted average shares outstanding—diluted	5,914,891	6,111,103	6,290,461

Diluted earnings per share	$0.95	$1.00	$0.79

        Options to purchase an average of 47,000, 62,000 and 133,000 shares of common stock at average exercise prices of $12.25, $12.19 and $11.36 per share were outstanding during 2002, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of these options was greater than the average market prices of the common stock during the year.

15.  OTHER NON-INTEREST INCOME

        The following table sets forth the components of Vail Banks' other non-interest income for the years indicated.

(in thousands)	2002	2001	2000
Other fee income	$1,018	$787	$612
Rental income	993	1,127	977
Merchant discount	474	486	317
Gain on sale of investment securities	416	—	—
ATM fees	320	627	394
Other	365	327	321

Total other non-interest income	$3,586	$3,354	$2,621

16.  OTHER NON-INTEREST EXPENSE

        The following table sets forth the components of Vail Banks' other non-interest expense for the years indicated.

(in thousands)	2002	2001	2000
Professional fees	$1,079	$945	$821
Retail banking	875	1,097	774
Banking service fees	639	774	652
Telephone and data communications	613	640	464
Marketing and promotions	481	494	618
Other	1,879	2,147	2,025

Total other non-interest expense	$5,566	$6,097	$5,354

17.  WRITE OFF OF CORRESPONDENT BANK ACCOUNT TRANSACTIONS

        The Company determined that certain correspondent bank account transactions were not properly recorded during the fourth quarter of 2000. As a result, the Company took charges of $139,000, pre-tax, during 2000 for the probable uncollectibility of those items.

18.  401(k) PLAN

        In August 1996, the Company established a qualified 401(k) Plan (the 401(k) Plan) covering all full-time employees, as defined in the 401(k) Plan. Employees who are eligible may currently defer up to $12,000 of their compensation ($14,000 for employees over 50 years old), subject to certain limitations imposed by the Internal Revenue Code. The Company makes matching contributions equal to a discretionary percentage of the employees' contributions; these matches were made in Vail Banks stock during 2002 and 2001 and in cash during 2000. Matching contributions vest ratably over a five-year period. In addition, the Company may make additional profit sharing contributions. Employer contributions to the 401(k) Plan for the years ended December 31, 2002, 2001and 2000 were $198,000, $216,000 and $96,000, respectively, and are included in "Non-Interest Expense—Salaries and Employee Benefits" in the accompanying consolidated statements of income.

19.  REGULATORY MATTERS

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

        As of December 31, 2002, WestStar was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed WestStar's category.

        The Company's and WestStar's actual capital amounts and ratios as of December 31, 2002 and 2001 are also presented in the table.

					Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
			Minimum Capital Requirement
	Actual
(in thousands)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002
Total Capital to Risk-Weighted Assets
Vail Banks, Inc.	$57,858	15.61%	$29,652	8%	N/A	N/A
WestStar Bank	54,146	14.65%	29,567	8%	$36,959	10%
Tier 1 Capital to Risk-Weighted Assets
Vail Banks, Inc.	52,465	14.15%	14,826	4%	N/A	N/A
WestStar Bank	50,399	13.64%	14,784	4%	22,176	6%
Tier 1 Capital to Adj. Average Assets (also known as leverage ratio)
Vail Banks, Inc.	52,465	10.27%	20,442	4%	N/A	N/A
WestStar Bank	50,399	9.88%	20,398	4%	25,498	5%
As of December 31, 2001
Total Capital to Risk-Weighted Assets
Vail Banks, Inc.	$55,656	13.41%	$33,194	8%	N/A	N/A
WestStar Bank	50,669	12.24%	33,110	8%	$41,388	10%
Tier 1 Capital to Risk-Weighted Assets
Vail Banks, Inc.	48,661	11.73%	16,597	4%	N/A	N/A
WestStar Bank	46,294	11.19%	16,555	4%	24,833	6%
Tier 1 Capital to Adj. Average Assets (also known as leverage ratio)
Vail Banks, Inc.	48,661	9.43%	20,649	4%	N/A	N/A
WestStar Bank	46,294	8.99%	20,605	4%	25,756	5%

20. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        Investment securities:    Fair values for securities, excluding FHLB, Federal Reserve and BBW stock are based on quoted market prices. The carrying values of FHLB, Federal Reserve and BBW stock approximate fair value based on the redemption provisions of the FHLB, Federal Reserve and BBW. If quoted bid prices are not available, fair value is estimated using quoted market prices for similar securities.

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

        Short-term borrowings:    The carrying amounts of federal funds purchased and other short-term borrowings maturing within ninety days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

        Long-term borrowings and trust preferred securities:    The fair values of the Company's long-term borrowings and trust preferred securities are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

        The carrying amounts and estimated fair values of financial instruments at December 31 are as follows:

	2002		2001
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$24,940	$24,940	$21,711	$21,711
Federal funds sold	50,040	50,040	13,815	13,815
Investment securities	62,021	62,068	41,586	41,621
Loans held for sale	9,879	9,879	6,950	6,950
Loans	331,003	334,423	391,725	394,818
Financial liabilities
Deposits, demand and savings	307,347	307,347	342,763	342,763
Deposits with stated maturities	121,351	122,215	99,587	100,538
Short-term borrowings	9,490	9,587	12,250	12,247
Long-term borrowings	20,510	21,452	8,850	8,752
Trust preferred securities	24,000	25,208	24,000	24,000

21. COMPREHENSIVE INCOME

        Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale investment securities, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.

        The components of other comprehensive income and related tax effects are as follows:

(in thousands)	2002	2001	2000
Unrealized holding gains on available-for-sale investment securities	$580	$186	$546
Reclassification adjustment for gains realized in net income	61	—	—

Net unrealized gains	641	186	546
Tax effect	(234)	(68)	(181)

Net-of-tax amount	$407	$118	$365

22. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        Selected quarterly financial data of the Company for the eight quarters ended December 31, 2002 are as follows:

	2002				2001
(in thousands, except share data)
	Mar-31	Jun-30	Sep-30	Dec-31	Mar-31	Jun-30	Sep-30	Dec-31
Total interest income	$8,698	$8,657	$8,583	$7,991	$11,289	$10,916	$10,301	$9,459
Net interest income	6,566	6,460	6,432	5,950	7,195	7,319	7,292	7,029
Provision for loan losses	212	170	—	—	300	200	75	225
Net interest income after provision for loan losses	6,354	6,290	6,432	5,950	6,895	7,119	7,217	6,804
Income before income taxes	2,356	1,938	2,634	1,682	2,360	2,624	2,821	2,621
Net income	1,520	1,309	1,688	1,096	1,353	1,528	1,661	1,561
Earnings per share—basic	$0.27	$0.23	$0.30	$0.20	$0.21	$0.26	$0.29	$0.27
Earnings per share—diluted	$0.26	$0.22	$0.29	$0.19	$0.21	$0.25	$0.28	$0.27

23. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

        Financial information pertaining only to Vail Banks is as follows:

Condensed Balance Sheets
December 31,

(in thousands)	2002	2001
ASSETS
Cash and due from banks	$1,882	$3,584
Investment in WestStar Bank	85,902	81,312
Investments in Trust I and Trust II	743	743
Balances due from Trust I and Trust II	20	20
Other assets	3,685	3,347

	$92,232	$89,006

LIABILITIES AND SHAREHOLDERS' EQUITY
Balances due to Trust I and Trust II	$25,415	$25,415
Other liabilities	45	135

	25,460	25,550
Shareholders' equity	66,772	63,456

	$92,232	$89,006

Condensed Statements of Income
Years Ended December 31,

(in thousands)	2002	2001	2000
Income
Equity in earnings of WestStar Bank	$4,183	$8,381	$6,194
Dividends from WestStar Bank	4,000	—	—
Interest from Trust I and Trust II	76	63	—
Other	3	7	7

	8,262	8,451	6,201

Expenses
Interest to Trust I and Trust II	2,523	2,112	10
Salaries, benefits and other compensation	1,065	882	1,349
Other	562	698	720

	4,150	3,692	2,079

Income before income taxes	4,112	4,759	4,122
Income tax benefit	1,501	1,344	834

Net income	$5,613	$6,103	$4,956

Condensed Statements of Cash Flows
Years Ended December 31,

(in thousands)	2002	2001	2000
Cash flows from operating activities
Net income	$5,613	$6,103	$4,956
Adjustments to reconcile net income to net cash used by operating activities
Equity in undistributed income of subsidiaries	(8,183)	(8,381)	(6,194)
Depreciation and amortization	31	78	85
Change in other assets and accrued liabilities net of effect of purchase business combinations	(208)	(509)	37

Net cash used by operating activities	(2,747)	(2,709)	(1,116)

Cash flows from investing activities
Acquisition of subsidiary banks, net of effect of purchase business combinations	—	—	837
Advances to subsidiaries	—	(8,144)	(3,000)
Other	—	(91)	73

Net cash used by investing activities	—	(8,235)	(2,090)

Cash flows from financing activities, net of effect of purchase business combinations
(Repayment of) proceeds from line of credit	—	(2,000)	2,000
Proceeds from issuance of notes payable to subsidiaries	—	24,743	—
Dividends received from WestStar Bank	4,000	—	—
Proceeds from issuance of common stock	174	86	96
Repurchase of common stock	(1,853)	(8,299)	—
Payment of cash dividends on common stock	(1,276)	(1,091)	(759)

Net cash (used) provided by financing activities	1,045	13,439	1,337

Net (decrease) increase in cash	(1,702)	2,495	(1,869)
Cash and due from banks at beginning of year	3,584	1,089	2,958

Cash and due from banks at end of year	$1,882	$3,584	$1,089

24. BUSINESS SEGMENTS

        Segment information is presented in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based on the Company's internal organization and internal monitoring of operations. During 2002, the Company had two reportable segments, banking and mortgage origination. During 2001 and 2000, the Company had one reportable segment, banking, however in accordance with SFAS No. 131, if an operating segment is identified as a reportable segment in the current period due to the quantitative thresholds, prior-period segment data presented for comparative purposes shall be restated to reflect the newly reportable segment as a separate segment even if that segment did not satisfy the criteria for reportability in the prior period. The banking segment provides a full range of commercial and consumer banking products to customers including deposit products, commercial loans, real estate loans, and other business financing arrangements. The banking segment's principal source of income is the net spread between the interest earned on loans and investment securities and the interest cost associated with the deposits and borrowings used to finance such loans and investments. The mortgage origination segment originates mortgage loans and sells them at a guaranteed interest rate to investors in the secondary market. Its principal source of income is the origination and processing fees received upon funding of a loan by an outside investor. These two segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and accordingly, requires different technology and marketing strategies.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in Footnote 1. Company management evaluates the performance of each segment based on profit or loss from operations. Certain administrative costs, however, are borne by the banking segment and are not allocated to the mortgage origination segment. Accordingly, the information presented is not necessarily indicative of the segments' financial condition and results of operations had each been operating as independent entities. The measurements used in reporting these segments, below, are the same as those reviewed monthly by executive management.

        Parent company financial information is included in the "Other" category in the table below, and is deemed to represent an overhead function rather than an operating segment. Also included in this category are items related to Trust I and Trust II.

        The Company does not have an external customer from whom it derives 10 percent or more of its revenues and operates in only one geographical area.

        Information about reportable segments and reconciliation of such information to the consolidated financial statements as of and for the years ended December 31 is as follows:

	Year Ended December 31, 2002
(in thousands)	Banking	Mortgage Origination	Other	Total
Condensed income statement
Interest and dividend income	$33,925	$—	$4	$33,929
Other income	7,085	4,938	1	12,024

Total income	41,010	4,938	5	45,953
Interest expense	6,074	—	2,447	8,521
Provision for loan losses	382	—	—	382
Depreciation and amortization	2,332	28	32	2,392
Other expense	20,583	3,868	1,597	26,048

Total expense	29,371	3,896	4,076	37,343

Income before income taxes	11,639	1,042	(4,071)	8,610
Income taxes	4,125	373	(1,501)	2,997

Net income	$7,514	$669	$(2,570)	$5,613

Total Assets	$538,664	$13,401	$2,198	$554,263
Average gross loans	$356,629	$7,060	$74	$363,763
Average deposits	$439,884	$—	$—	$439,884

	Year Ended December 31, 2001
(in thousands)	Banking	Mortgage Origination	Other	Total
Condensed income statement
Interest and dividend income	$41,961	$—	$4	$41,965
Other income	7,320	4,075	2	11,397

Total income	49,281	4,075	6	53,362
Interest expense	11,059	21	2,050	13,130
Provision for loan losses	800	—	—	800
Depreciation and amortization	3,778	94	78	3,950
Other expense	20,367	3,189	1,500	25,056

Total expense	36,004	3,304	3,628	42,936

Income before income taxes	13,277	771	(3,622)	10,426
Income taxes	5,364	303	(1,344)	4,323

Net income	$7,913	$468	$(2,278)	$6,103

Total Assets	$542,266	$9,717	$3,348	$555,331
Average gross loans	$410,539	$5,212	$74	$415,825
Average deposits	$465,194	$—	$—	$465,194

	Year Ended December 31, 2000
(in thousands)	Banking	Mortgage Origination	Other	Total
Condensed income statement
Interest and dividend income	$43,239	$—	$7	$43,246
Other income	5,865	2,229	1	8,095

Total income	49,104	2,229	8	51,341
Interest expense	15,683	—	10	15,693
Provision for loan losses	1,047	—	—	1,047
Depreciation and amortization	3,348	67	91	3,506
Other expense	18,697	2,043	1,979	22,719

Total expense	38,775	2,110	2,080	42,965

Income before income taxes	10,329	119	(2,072)	8,376
Income taxes	4,191	63	(834)	3,420

Net income	$6,138	$56	$(1,238)	$4,956

Total Assets	$557,776	$3,084	$2,411	$563,271
Average gross loans	$379,200	$7,060	$74	$386,334
Average deposits	$419,955	$—	$—	$419,955

25. SUBSEQUENT EVENTS (UNAUDITED)

        On January 20, 2003, the Board declared a regular quarterly dividend of $0.06 per share to shareholders of record on January 31, 2003. The dividend was paid on February 14, 2003.

        On February 18, 2003, the Board approved the grant of 112,005 shares of restricted stock to several officers of the Company. The Company will recognize compensation expense of $1.3 million ratably over the vesting period of 10 years.

        Between January 1, 2003 and February 28, 2003, the Company repurchased 87,900 shares of common stock at a total cost of $1.1 million, or $12.27 per share. These transactions would have materially changed the number of shares outstanding at December 31, 2002, had these transactions occurred prior to year-end.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAIL BANKS, INC.
By:	/s/ LISA M. DILLON Lisa M. Dillon President March 24, 2003
By:	/s/ PETER G. WILLISTON Peter G. Williston Chief Financial Officer March 24, 2003

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

        Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the 24th day of March 2003.

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

302 CERTIFICATION FOR FORM 10-K

CERTIFICATIONS

I, Lisa M. Dillon, certify that:

1.
I have reviewed this annual report on Form 10-K of Vail Banks, Inc. (the registrant);

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ LISA M. DILLON Lisa M. Dillon President

302 CERTIFICATION FOR FORM 10-K

CERTIFICATIONS

I, Peter G. Williston, certify that:

1.
I have reviewed this annual report on Form 10-K of Vail Banks, Inc. (the registrant);

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ PETER G. WILLISTON Peter G. Williston Senior Executive Vice President and Chief Financial Officer

No.	Exhibit Index
21.1	Subsidiaries of the Registrant
23.1	Consent of Dalby, Wendland & Co., P.C. dated March 24, 2003
23.2	Consent of KPMG LLP dated March 24, 2003
99.1	Certification by Lisa M. Dillon, President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2
Certification by Peter G. Williston, Senior Executive Vice President and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002