Form 10-Q
period 2003-03-31
VAIL BANKS INC
filed 2003-05-07
CIK 1035770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

__________________________________

Commission File Number: 000-25081

VAIL BANKS, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1250561
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

108 South Frontage Road West, Vail, Colorado 81657
(Address of principal executive offices)

(970) 476-2002
 (Registrant’s telephone number, including area code)

N/A
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes     ☐     No     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 30, 2003, there were 5,665,154 shares of common stock ($1.00 par value per share) outstanding.

VAIL BANKS, INC.

FORM 10-Q
 FOR THE QUARTER ENDED MARCH 31, 2003

PART 1	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
Consolidated Balance Sheets		3
Consolidated Statements of Income and Comprehensive Income		4
Consolidated Statements of Cash Flows		5
Notes to Unaudited Consolidated Financial Statements		7
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements		13
Basis of Presentation		13
Overview		13
Results of Operations		13
Financial Condition		15
Asset Quality		15
Liquidity		17
Capital Resources		18
Recent Accounting Pronouncements		19

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

ITEM 4.	CONTROLS AND PROCEDURES	21

PART 1I	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	22

SIGNATURES

SECTION 302 CERTIFICATION STATEMENTS

PART I   FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

VAIL BANKS, INC.
Consolidated Balance Sheets
	March 31,	December 31,
(in thousands, except share data)	2003	2002
ASSETS	(unaudited)
Cash and due from banks	$21,999	24,940
Federal funds sold	45,210	50,040
Investment securities, available for sale	106,031	57,634
Investment securities, held to maturity (fair value of
$654 (unaudited) and $731 as of March 31, 2003 and December 31, 2002, respectively)	611	684
Investments in bank stocks, at cost	4,213	3,703
Loans held for sale	5,747	9,879
Gross loans (includes related party loans of $6,546 (unaudited) and $4,733
as of March 31, 2003 and December 31, 2002, respectively)	332,001	331,162
Allowance for loan losses	(3,381)	(3,747)
Net deferred loan fees	(498)	(159)
Premises and equipment, net	38,370	39,005
Interest receivable	2,264	1,914
Goodwill, net	35,970	35,970
Other intangible assets, net	797	816
Other assets	3,720	2,422
	$593,054	554,263
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits (includes related party deposits of $2,458 (unaudited) and $3,425 at March 31, 2003 and December 31, 2002, respectively)
Non-interest bearing	$95,479	97,383
Interest bearing	360,816	331,315
Total deposits	456,295	428,698
Federal Home Loan Bank advances	43,202	30,000
Guaranteed preferred beneficial interest in Company’s subordinated debt	24,000	24,000
Interest payable and other liabilities	3,351	4,080
Total liabilities	526,848	486,778
Minority interest	713	713
Shareholders’ equity
Preferred stock - $1 par value; 2,250,000 shares authorized, no shares
issued and outstanding at March 31, 2003 (unaudited) and December 31, 2002, respectively	-	-
Common stock - $1 par value; 20,000,000 shares authorized,
5,706,808 (unaudited) and 5,734,303 issued and outstanding at
March 31, 2003 and December 31, 2002, respectively	5,707	5,734
Additional paid-in capital	39,538	41,123
Retained earnings	20,124	19,492
Accumulated other comprehensive income, net of tax expense of $73 (unaudited) and $243 at March 31, 2003 and December 31, 2002, respectively	124	423
Total shareholders’ equity	65,493	66,772
	$593,054	554,263
The accompanying unaudited notes are an integral part of these consolidated financial statements

VAIL BANKS, INC.
Consolidated Statements of Income and Comprehensive Income
(in thousands, except share data)

	Three months ended March 31,
	2003	2002
	(unaudited)	(unaudited)

Interest income
Interest and fees on loans	$6,749	7,888
Interest on investment securities	869	728
Interest on federal funds sold and other short-term investments	132	82
Total interest income	7,750	8,698
Interest expense
Deposits	1,172	1,337
Borrowings	309	183
Trust preferred securities	612	612
Total interest expense	2,093	2,132
Net interest income	5,657	6,566
Provision for loan losses	125	212
Net interest income after provision for loan losses	5,532	6,354
Non-interest income
Deposit related	752	882
Mortgage broker fees	1,450	1,134
Other	681	904
	2,883	2,920
Non-interest expense
Salaries and employee benefits	4,325	4,073
Occupancy	820	791
Furniture and equipment	708	706
Amortization of intangible assets	19	-
Other	1,152	1,348
	7,024	6,918
Income before income tax expense	1,391	2,356
Income tax expense	416	836
Net income	975	1,520
Net change in unrealized gain/loss on investment securities available for sale, net of taxes	(299)	(460)
Comprehensive income	$676	1,060
Earnings per share
Basic	$0.18	0.27
Diluted	$0.17	0.26
Weighted average common shares
Basic	5,507,487	5,680,277
Diluted	5,833,830	5,943,687

The accompanying unaudited notes are an integral part of these consolidated financial statements

VAIL BANKS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,
	2003	2002
	(unaudited)	(unaudited)

Cash flows from operating activities
Net income	$975	1,520
Adjustments to reconcile net income to net cash provided by operating activities
Net amortization of premiums on investment securities	113	65
Provision for loan losses	125	212
Depreciation and amortization	599	578
Gain on sale of loans	95	-
Recognition of stock compensation on restricted common stock and stock options	79	57
Deferred income tax expense	(44)	-
Other	(10)	(72)
Changes in operating assets and liabilities
Loans held for sale	4,132	1,791
Interest receivable	(350)	(224)
Other assets	(311)	(220)
Interest payable and other liabilities	(729)	318
Other, net	-	22
Net cash provided by operating activities	4,674	4,047

Cash flows from investing activities
Purchases of investment securities, available for sale	(59,308)	(36,679)
Purchases of bank stocks	(510)	(1,125)
Proceeds from redemption of bank stocks	-	598
Proceeds from maturities of investment securities, held to maturity	73	76
Proceeds from maturities/calls of investment securities, available for sale	10,328	3,900
Net (increase) decrease in loans	(1,691)	24,000
Purchases of premises and equipment	(219)	(1,027)
Proceeds from sales of premises and equipment	51	-
Proceeds from sales of foreclosed properties	66	308
Net cash used by investing activities	(51,210)	(9,949)

Cash flows from financing activities
Net increase in deposits	27,597	13,699
Net increase in Federal Home Loan Bank advances	13,202	8,900
Repurchase of common stock	(1,691)	-
Payment of cash dividends on common stock	(343)	(287)
Net cash provided by financing activities	38,765	22,312
Net (decrease) increase in cash and cash equivalents	(7,771)	16,410
Cash and cash equivalents at beginning of period	74,980	35,526
Cash and cash equivalents at end of period	$67,209	51,936

VAIL BANKS, INC.
Consolidated Statements of Cash Flows (Continued)
 (in thousands)

	Three months ended March 31,
	2003	2002
	(unaudited)	(unaudited)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest expense	$2,267	2,368
Income taxes	$275	-

Non-cash investing and financing transactions Foreclosure of collateralized loans, net of reserve	$642	289
Net change in unrealized gain/loss on investment securities available for sale, net of taxes	$(299)	(460)
Reclassification of idle premises and equipment to other assets	$(274)	-
Reclassification of other assets to premises and equipment	$57	-
Issuance of restricted common stock	$112	117

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

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the consolidated financial statements as of December 31, 2002. These interim unaudited consolidated financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2002.

In the opinion of the Company, all adjustments necessary, consisting of only normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the full year.

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

2.    INVESTMENT SECURITIES

Investment securities consist of the following:

	March 31, 2003		December 31, 2002
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
	(unaudited)	(unaudited)

Securities available for sale
Government agencies	$26,927	26,871	13,299	13,323
State and municipal	17,666	17,420	3,851	3,880
Mortgage-backed securities	52,241	52,747	35,318	35,931
FHLMC preferred stock	9,000	8,993	4,500	4,500
Total securities available for sale	$105,834	106,031	56,968	57,634

Securities held to maturity
Mortgage-backed securities	$611	654	684	731
Total securities held to maturity	$611	654	684	731

Investments in bank stocks
Federal Home Loan Bank stock	$2,160	2,160	1,650	1,650
Federal Reserve Bank stock	1,869	1,869	1,869	1,869
Bankers’ Bank of the West stock	184	184	184	184
	$4,213	4,213	3,703	3,703

The following table presents the components of investment income for the three months ended March 31, 2003 and 2002.

(in thousands)	March 31, 2003	March 31, 2002
	(unaudited)	(unaudited)
Taxable interest income	$652	587
Nontaxable interest income	168	92
Dividends	49	49

	$869	728

3.     LOANS

Gross loans consist of the following:

(in thousands)	March 31, 2003	December 31, 2002
	(unaudited)
Commercial, industrial and land	$205,476	203,932
Real estate - construction	56,217	55,275
Real estate - mortgage	61,665	62,188
Consumer and other	8,643	9,767

	$332,001	331,162

As of March 31, 2003 and December 31, 2002, $106,000 and $172,000, respectively, of deposit account overdrafts have been reclassified to loans.

In the ordinary course of business, the Company had loans receivable from directors, executive officers and principal shareholders (holders of more than five percent of the outstanding shares of common stock) of the Company and their affiliates as follows:

(in thousands)	2003

Balance at January 1, 2003	$4,733
New loans, including renewals **	2,341
Payments, including renewals	(528)
Balance at March 31, 2003 (unaudited)	$6,546
** Comprised of $1,391,000 of new loans and $950,000 relating to the repurchase of a loan participation.

4.     PROVISION AND ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance are summarized as follows:

(in thousands)	2003

Allowance at January 1, 2003	$3,747
Loans charged off	(534)
Recoveries on loans previously charged off	43
Provision for loan losses	125
Allowance at March 31, 2003 (unaudited)	$3,381

5.    BORROWINGS

WestStar is a member of the Federal Home Loan Bank of Topeka (FHLB) and, as a regular part of its business, obtains both short and long-term advances from this FHLB. Advances are collateralized primarily by FHLB stock owned by WestStar and loans secured by certain mortgages or deeds of trust. As of March 31, 2003, the Company’s total borrowing capacity was $121.0 million of which $43.2 million of borrowings were outstanding ($11.2 million was short-term and $32.0 million was long-term) and $24.0 million in the form of stand-by irrevocable letters of credit issued by the FHLB were pledged as collateral for uninsured public fund deposits.

WestStar has established an unsecured, overnight federal funds line with Bankers’ Bank of the West that expires on August 31, 2003. As of March 31, 2003, this authorized borrowing line totaled $41.5 million with $0 outstanding.

WestStar has also established overnight federal funds lines with First Tennessee Bank, N.A. (First Tennessee) totaling $20.0 million. If drawn upon, $10.0 million will be a secured line and $10.0 million will be an unsecured line. These lines are subject to cancellation by First Tennessee at any time upon the occurrence of certain conditions. As of March 31, 2003, no amounts were outstanding under the lines.

6.      SHAREHOLDERS’ EQUITY

Stock Repurchase Plan

On October 15, 2002, the Company’s Board of Directors reauthorized the Company’s stock repurchase program, allowing additional repurchases of up to $10 million through October 2003. Since inception of the program in March 2001, the Company has repurchased 1,023,790 shares at an average cost of $11.57 per share. During the first quarter 2003, the Company repurchased 139,500 common shares at an average cost of $12.12.

Restricted Stock

The Company accounts for its restricted stock grants in accordance with Accounting Principles Board (APB) Opinion No. 25. Accordingly, compensation expense is recorded over the vesting period of the restricted stock equal to the value of the restricted shares using the market price of the stock on the grant date. On February 18, 2003, the Board granted 112,005 shares of restricted stock to several officers of the Company. The Company is recognizing compensation expense of $1.3 million ratably over the vesting period of 10 years.

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

The following table presents the net income and weighted average common shares outstanding used to calculate earnings per share for the three months ended March 31, 2003 and 2002:

	March 31,
(in thousands, except share data)	2003	2002

	(unaudited)
Basic earnings per share computation

Net income available to common shareholders	$975	1,520
Weighted average shares outstanding - basic	5,507,487	5,680,277
Basic earnings per share	$0.18	0.27

	March 31,
(in thousands, except share data)	2003	2002
	(unaudited)

Diluted earnings per share computation

Net income available to common shareholders	$975	1,520

Weighted average shares outstanding - basic	5,507,487	5,680,277
Shares assumed issued:
Stock options	123,027	110,851
Restricted stock	203,316	152,559

Weighted average shares outstanding - diluted	5,833,830	5,943,687

Diluted earnings per share	$0.17	0.26

During the three months ended March 31, 2003 and 2002, options to purchase an average of 72,000 shares of common stock at average exercise prices of $12.23 and $12.14 per share, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market prices of the common stock during such quarter.

Stock Options

On February 10, 2003, the Board approved the grant of 26,000 stock options to employees and directors of the Company.

The Company accounts for its stock options in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to expense over the vesting period the fair value of stock-based awards as measured on the date of grant. Alternatively, SFAS 123 allows entities to apply the provisions of APB Opinion No. 25 while disclosing pro forma net income and pro forma earnings per share for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to apply the accounting provisions of APB Opinion No. 25 to employee stock option grants and provide the pro forma disclosure provisions of SFAS 123. Accordingly, stock-based compensation expense for employee option grants is not recognized in the consolidated financial statements, as options granted under the Plan generally have an exercise price equal to the market value of the underlying common stock on the date of grant. However, during May 2002, approximately 20,000 stock options were granted at a strike price below market value. The Company recognized $1,000 of compensation expense during the quarter ended March 31, 2003 related to these options. Any non-employee stock option grants are accounted for under SFAS 123.

The fair value of each employee stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used:

	2003	2002

	(unaudited)	(unaudited)
Dividend yield	2.0%	2.0%
Expected life	7 years	6 years
Expected volatility	26.0%	27.0%
Risk-free interest rate	3.6%	4.8%

Had the Company determined compensation cost based on the fair value accounting provisions prescribed by SFAS 123 and using the assumptions listed above, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Three months ended March 31,
(in thousands, except share data)	2003	2002

	(unaudited)	(unaudited)
Net income
As reported	$975	1,520
Deduct: Total stock-based employee compensation determined under the fair value method, net of tax	(53)	(86)
Pro forma	922	1,434

Earnings per share - basic
As reported	$0.18	0.27
Pro forma	0.17	0.25

Earnings per share - diluted
As reported	0.17	0.26
Pro forma	0.15	0.24

7.     REGULATORY MATTERS

As of March 31, 2003, the Company met all capital adequacy requirements to which it was subject. As of that date, the Company had Tier 1 and Total Risk-Based Capital ratios of 13.57% and 14.99%, respectively, and a Leverage ratio of 9.59%. Regulatory guidelines permit the Company’s trust preferred securities to be included in the calculation of Tier 1 and Total Risk-Based capital, subject to certain limitations.

As of March 31, 2003, WestStar met all capital adequacy requirements to which it was subject and exceeded the minimum ratios to be designated as “well-capitalized.” As of March 31, 2003, WestStar had Tier 1 and Total Risk-Based Capital ratios of 13.04% and 13.94%, respectively, and a Leverage ratio of 9.21%.

8.     SEGMENT INFORMATION

Information about reportable segments and reconciliation of such information to the consolidated financial statements as of and for the three months ended March 31 is as follows:

	Three Months Ended March 31, 2003 (unaudited)
		Mortgage
(in thousands)	Banking	Brokerage	Other	Total

Condensed income statement

Total income	$9,184	1,448	1	10,633
Total expense	7,079	1,122	1,041	9,242
Income before income taxes	2,105	326	(1,040)	1,391
Income taxes	677	119	(380)	416
Net income	$1,428	207	(660)	975

	Three Months Ended March 31, 2002 (unaudited)
		Mortgage
(in thousands)	Banking	Brokerage	Other	Total

Condensed income statement

Total income	$10,483	1,134	1	11,618
Total expense	7,367	891	1,004	9,262
Income before income taxes	3,116	243	(1,003)	2,356
Income taxes	1,124	79	(367)	836
Net income	$1,992	164	(636)	1,520

9.      RECENT ACCOUNTING PRONOUNCEMENTS

During June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement is effective for exit or disposal activities initiated after December 31, 2002. These activities may include sale or termination of a line of business, the closure of business activities in a particular location, the relocation of business activities from one location to another, changes in management structure, and a fundamental reorganization that affects the nature and focus of operations. The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize liabilities associated with exit or disposal activities at the time that they are incurred rather than at the date of a commitment to the exit or disposal plan. The Company adopted this standard on January 1, 2003. Adoption of this standard did not have an effect on the Company’s consolidated financial condition or results of operations.

10.      SUBSEQUENT EVENTS

On April 22, 2003, the Board of Directors declared a regular quarterly dividend of $0.06 per share payable on May 19, 2003 to shareholders of record on May 5, 2003.

On April 25, 2003, the Board approved the grant of 18,272 shares of restricted stock to an officer of the Company. The Company is recognizing compensation expense of $226,000 ratably over the vesting period of 10 years.

Between April 1, 2003 and April 30, 2003, the Company repurchased 70,900 shares of common stock at a total cost of $868,000, or $12.25 per share. These transactions would have materially changed the number of shares outstanding at March 31, 2003, had these transactions occurred prior to quarter-end.

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

Basis of Presentation

The following discussion and analysis provides information regarding the Company’s financial condition as of March 31, 2003, and its results of operations for the three months ended March 31, 2003, in comparison to the three months ended March 31, 2002. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Overview

Net income was $975,000 for the three months ended March 31, 2003, down from $1.5 million for the three months ended March 31, 2002, a decrease of 36%.

Diluted earnings per share for the three months ended March 31, 2003, was $0.17 compared to $0.26 for the three months ended March 31, 2002, a decrease of 35%.

The annualized return on average assets was 0.69% for the quarter ended March 31, 2003, compared to 1.09% for the quarter ended March 31, 2002.

The annualized return on average equity was 5.99% for the quarter ended March 31, 2003, compared to 9.63% for the quarter ended March 31, 2002.

Results of Operations

Net Interest Income. Net interest income, on a fully tax-equivalent basis (FTE), decreased by $873,000, or 13% to $5.7 million for the three months ended March 31, 2003 from $6.6 million for the three months ended March 31, 2002. The net interest margin on an FTE basis was 4.89% for the first quarter 2003 as compared to 5.76% for the first quarter 2002. Net interest margin is influenced by the level and relative mix of earning assets, interest bearing liabilities, non-interest bearing liabilities and shareholders’ equity as well as the cost of interest bearing liabilities as compared to the yield on earnings assets. The decrease in net interest margin during first quarter 2003 was primarily due to (1) the 50 basis point interest rate cut implemented by the Federal Reserve in November 2002, (2) a shift in the mix of earning assets from higher yielding loans to lower yielding investments and federal funds sold, (3) an increase in higher cost borrowings relative to lower cost deposits as a result of the Company’s leverage strategy, and (4) an increase in the deferral of loan fees in the first quarter of 2003 when compared with first quarter 2002. During the first quarter 2003, the Company deferred $375,000 ($240,000, or $0.04 diluted earnings per share, after tax) in loan fees, reflecting a more conservative approach that more closely recognizes loan fee income over the lives of the related loans. A portion of the deferral also included fees on long-term loans now being funded with long-term borrowings. A substantial portion of such deferred fees will be recognized as income in subsequent quarters of calendar year 2003. The net interest margin on an FTE basis would have been 5.21% including the recognition of deferred fees. Vail Banks has experienced increased liquidity as the result of a decrease in loan demand attributable to the soft economy and more conservative underwriting policies and an increase in deposits. In response, the Company capitalized on the low interest rate environment and its wholesale funding source to extend fixed rate financing to several customers, thereby locking in a spread. Between March 31, 2002 and March 31, 2003 the Company’s borrowings increased $13.2 million and investments increased $36.8 million, while at the same time deposits remained unchanged and loans dropped $35.8 million.

Interest income FTE decreased $912,000, or 10% for first quarter 2003 as compared to the same period in 2002 despite the fact that earning assets increased $10.3 million or 2% during the same period. Subsequent to March 31, 2002, the mix of earning assets shifted away from higher yielding loans toward lower yielding investment securities and federal funds sold. During first quarter 2003, average loans declined to 71% of earning assets as compared to 82% during first quarter 2002. During this time, loans had a yield of 8.09% as compared to the 4.64% yield on investment securities and 1.19% yield on federal funds sold. As a result of this shift, the total yield on average earnings assets decreased 94 basis points to 6.67% for first quarter 2003, as compared to 7.61% for first quarter 2002.

Interest expense decreased $39,000, or 2% for first quarter 2003 as compared to the same period during 2002. This decrease was primarily due to the 50 basis point decline in interest rates during November 2002 as well as the effect of maturing certificates of deposit renewing at significantly lower interest rates. This decrease was offset by an $11.1 million increase in average borrowings during first quarter 2003 as compared to first quarter 2002. As a result, the total cost of interest-bearing liabilities decreased 11 basis points to 2.09% for first quarter 2003, as compared to 2.20% for first quarter 2002. This decrease in cost of interest bearing liabilities, however, was not in proportion to the decrease in yield on average interest earning assets, resulting in an overall decrease in the net interest margin for first quarter 2003.

Non-Interest Income. Non-interest income decreased by $37,000, or 1%, to $2.88 million for the three months ended March 31, 2003, from $2.92 million for the three months ended March 31, 2002. This decrease over the first quarter of 2002 was primarily attributable to a decrease in deposit related service charges and other non-interest income, partially offset by an increase in mortgage broker fees. Deposit related income decreased $130,000, or 15%, from first quarter 2002 primarily due to a $111,000, or 19%, decrease in insufficient funds charges. Other non-interest income decreased $223,000, or 25%, from first quarter 2002 primarily due to the outsourcing of the Company’s merchant card program. This outsourcing accounted for a $122,000 reduction in other non-interest income and a $148,000 decrease in other non-interest expense from first quarter 2002, discussed below. Mortgage broker fees increased $316,000, or 28%, from first quarter 2002 due to increased refinancing activity as a result of continued low interest rates.

Non-Interest Expense. Non-interest expense increased by $106,000, or 2%, to $7.0 million for the three months ended March 31, 2003, from $6.9 million for the three months ended March 31, 2002. This increase is largely attributable to the increasing costs of employee related and occupancy expenses. Mortgage broker commissions increased $180,000, or 36%, from first quarter 2002 due to increased refinancing activity. These increases were offset by a $148,000 savings in expense related to the outsourcing of the merchant card program during first quarter 2003.

The efficiency ratio increased to 82% for the quarter ended March 31, 2003, from 73% for the quarter ended March 31, 2002. This increase in the efficiency ratio was due to the decline in revenue (net interest income plus non-interest income) of $946,000 during first quarter 2003 while non-interest expenses increased by $106,000 during the same period.

Income Taxes. The Company’s effective income tax rate (income tax expense as a percentage of pre-tax income) was 29.9% for the three months ended March 31, 2003 as compared to 35.5% for the three months ended March 31, 2002. This decrease in the effective income tax rate was primarily due to an increase in the deferred tax asset of $44,000 resulting from a change in the deferred income tax rate as well as an increase in tax-exempt interest income generated from municipal securities purchased during first quarter 2003.

Financial Condition

The Company’s assets increased by $38.8 million or 7%, to $593.1 million as of March 31, 2003, from $554.3 million as of December 31, 2002.

Federal funds sold balances decreased by $4.8 million, or 10%, to $45.2 million as of March 31, 2003 from $50.0 million at December 31, 2002. Investment securities increased to $110.9 million as of March 31, 2003, compared to $62.0 million as of December 31, 2002, a 79% increase. During this period, quality loan demand remained flat while deposits continued to grow, resulting in additional cash inflows to invest. In response, the Company capitalized on the low interest rate environment and its wholesale funding source to extend fixed rate financing to several customers, thereby locking in a spread. Between December 31, 2002 and March 31, 2003, FHLB borrowings increased $13.2 million, or 44%.

As of March 31, 2003, loans held for sale decreased $4.1 million, or 42%, from December 31, 2002. The ending balance of loans held for sale at any particular date is dependent on the timing of the closing and ultimate funding of these loans by the outside investor. Thus, an increase or decrease in the ending balance is primarily a function of this timing and not indicative of trends in mortgage loan demand.

Gross loans increased $839,000, or less than 1%, from December 31, 2002.

Premises and equipment decreased by $635,000, or 2%, from $39.0 million as of December 31, 2002, to $38.4 million as of March 31, 2003. This decrease was mainly attributable to $580,000 of depreciation expense and the transfer of $274,000 of idle assets to other assets, offset by the purchase of $219,000 of premises and equipment primarily related to equipment upgrades and the remodeling of branches.

Deposits increased by $27.6 million, or 6%, from $428.7 million as of December 31, 2002, to $456.3 million as of March 31, 2003. The increase in deposits was largely attributable to a $16.6 million increase in public funds between December 31, 2002 and March 31, 2003. Public funds increased during this time frame due, to some degree, to customer property tax deposits.

Asset Quality

Provision and Allowance for Loan Losses. Provision expense for the three months ended March 31, 2003, was $125,000 compared to no provision for the three months ended December 31, 2002 and $212,000 recorded in the three months ended March 31, 2002. The allowance for loan losses of $3.4 million as of March 31, 2003, decreased 10% from the $3.7 million level as of December 31, 2002 and it represents 1.02% of total loans and 109% of non-performing loans as of March 31, 2003. Although gross loans increased $839,000, or less than 1%, between December 31, 2002 and March 31, 2003, non-performing loans decreased $645,000, or 17% during the same time period. Accordingly, the $366,000 decrease in the allowance for loan losses from December 31, 2002 reflects the Company’s revised estimate of probable losses in the loan portfolio.

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

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses Analysis (in thousands)	Three months ended March 31,
	2003	2002
	(unaudited)	(unaudited)

Average total loans	$338,411	383,272

Total loans at end of period	$331,503	367,326

Allowance at beginning of period	$3,747	4,375
Loans charged off	(534)	(171)
Recoveries on loans previously charged off	43	61
Provision for loan losses	125	212
Allowance at end of period	$3,381	4,477

Annualized net charge-offs to average loans	0.59	0.12%
Allowance to total loans at end of period	1.02	1.22%

Non-Performing Assets. The following table presents information regarding non-performing assets as of the dates indicated:

Non-Performing Assets (in thousands)	March 31,
	2003	2002
	(unaudited)	(unaudited)

Nonaccrual loans	$3,089	3,198
Restructured loans	-	-
Total non-performing loans	3,089	3,198
Foreclosed properties	796	284
Total non-performing assets	3,885	3,482
Loans 90 days or more past due and accruing	83	124
Total risk assets	$3,968	3,606

Non-performing loans to total loans	0.93%	0.87%

Non-performing assets to loan related assets	1.17%	0.95%

Non-performing assets to total assets	0.66%	0.60%

Risk assets to loan related assets	1.19%	0.98%

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

As of March 31, 2003, the Company had cash and cash equivalents (including federal funds sold) of $67.2 million and investment securities of $110.9 million. Almost 96% of the Company’s investment portfolio is classified as available-for-sale and can be readily sold to meet liquidity needs. Based on current plans and business conditions, the Company expects that its cash, cash equivalents, investment securities and available borrowing capacity under its credit facilities, together with any amounts generated from operations, will be sufficient to meet the Company’s liquidity requirements for the next 12 months. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

Cash Flows

Net Cash from Operating Activities

During the three-month period ended March 31, 2003, cash of $4.7 million was provided by operating activities consisting primarily of net income of $975,000 plus non-cash expenses of $957,000 and net decreases in operating assets and liabilities of $2.7 million. Non-cash expenses consisted primarily of $580,000 of depreciation and amortization expense on premises and equipment, a $125,000 loan loss provision and $113,000 of net amortization of premiums on investment securities. The net decrease in operating assets and liabilities was primarily due to a $4.1 million decrease in loans held for sale offset by a $729,000 decrease in interest payable and other liabilities, a $350,000 increase in interest receivable and a $311,000 increase in other assets.

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

Net Cash from Investing Activities

During the three-month period ended March 31, 2003, cash of $51.2 million was used for investing activities. These outflows consisted primarily of the purchase of $59.8 million of investment securities and a $1.7 million increase in loans, offset by the maturity and/or calls of $10.4 million of investment securities.

During the three-month period ended March 31, 2002, cash of $9.9 million was used for investing activities. These outflows consisted primarily of the purchase of $37.8 million of investment securities and the purchase of $1.0 million of premises and equipment, offset by a $24.0 million decrease in loans, the maturity and/or calls of $4.6 million of investment securities and $308,000 of proceeds from sales of foreclosed properties.

Net Cash from Financing Activities

During the three-month period ended March 31, 2003, cash of $38.8 million was provided by financing activities consisting primarily of an increase in deposits of $27.6 million and the receipt of $13.2 million of proceeds from FHLB advances, offset by the repurchase of $1.7 million of common stock and the payment of dividends on common stock of $343,000.

During the three-month period ended March 31, 2002, cash of $22.3 million was provided by financing activities consisting primarily of an increase in deposits of $13.7 million and the receipt of $8.9 million of proceeds from FHLB advances, offset by the payment of dividends on common stock of $287,000.

Borrowings

WestStar is a member of the Federal Home Loan Bank of Topeka (FHLB) and, as a regular part of its business, obtains both short and long-term advances from this FHLB. Advances are collateralized primarily by FHLB stock owned by WestStar and loans secured by certain mortgages or deeds of trust. As of March 31, 2003, the Company’s total borrowing capacity was $121.0 million of which $43.2 million of borrowings were outstanding ($11.2 million was short-term and $32.0 million was long-term) and $24.0 million in the form of stand-by irrevocable letters of credit issued by the FHLB were pledged as collateral for uninsured public fund deposits.

WestStar has established an unsecured, overnight federal funds line with Bankers’ Bank of the West that expires on August 31, 2003. As of March 31, 2003, this authorized borrowing line totaled $41.5 million with $0 outstanding.

WestStar has also established overnight federal funds lines with First Tennessee Bank, N.A. (First Tennessee) totaling $20.0 million. If drawn upon, $10.0 million will be a secured line and $10.0 million will be an unsecured line. These lines are subject to cancellation by First Tennessee at any time upon the occurrence of certain conditions. As of March 31, 2003, no amounts were outstanding under the lines.

Dividends

Payment of dividends is at the discretion of the Board and is determined by taking into account the earnings, capital levels, cash requirements, and the financial condition of Vail Banks and WestStar, as well as applicable government regulations and other relevant factors. On April 22, 2003, the Board declared a regular quarterly dividend of $0.06 per share payable on May 19, 2003 to shareholders of record on May 5, 2003.

Stock Repurchase Plan

On October 15, 2002, the Company’s Board of Directors reauthorized the Company’s stock repurchase program, allowing additional repurchases of up to $10 million through October 2003. Since inception of the program in March 2001, the Company has repurchased 1,023,790 shares at an average cost of $11.57 per share. During the first quarter 2003, the Company repurchased 139,500 common shares at an average cost of $12.12.

Capital Resources

As of March 31, 2003, shareholders’ equity had decreased $1.3 million, or 2%, to $65.5 million from $66.8 million as of December 31, 2002. This decrease is primarily related to the repurchase of common stock at a cost of $1.7 million, the payment of common stock dividends of $343,000 and a decrease in accumulated other comprehensive income of $299,000 related to decreased unrealized gains on investment securities available for sale, offset by the retention of $975,000 of earnings.

As of March 31, 2003 and 2002, the Company met all capital adequacy requirements to which it was subject. As of March 31, 2003, the Company had Tier 1 and Total Risk-Based Capital ratios of 13.57% and 14.99%, respectively, and a Leverage ratio of 9.59%. Regulatory guidelines permit the Company’s trust preferred securities to be included in the calculation of Tier 1 and Total Risk-Based capital, subject to certain limitations. As of March 31, 2002, the Company had Tier 1 and Total Risk-Based Capital ratios of 12.46% and 14.11%, respectively, and a Leverage ratio of 9.50%.

As of March 31, 2003 and March 31, 2002, WestStar met all capital adequacy requirements to which it was subject and exceeded the minimum ratios to be designated as “well-capitalized.” As of March 31, 2003, WestStar had Tier 1 and Total Risk-Based Capital ratios of 13.04% and 13.94%, respectively, and a Leverage ratio of 9.21%. As of March 31, 2002, WestStar had Tier 1 and Total Risk-Based Capital ratios of 12.01% and 13.12%, respectively, and a Leverage ratio of 9.15%.

Recent Accounting Pronouncements

During June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement is effective for exit or disposal activities initiated after December 31, 2002. These activities may include sale or termination of a line of business, the closure of business activities in a particular location, the relocation of business activities from one location to another, changes in management structure, and a fundamental reorganization that affects the nature and focus of operations. The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize liabilities associated with exit or disposal activities at the time that they are incurred rather than at the date of a commitment to the exit or disposal plan. The Company adopted this standard on January 1, 2003. Adoption of this standard did not have an effect on the Company’s consolidated financial condition or results of operations.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosures About Market Risk

The table below provides information about the Company’s financial instruments as of December 31, 2002 that are sensitive to changes in interest rates.

Principal Amount Maturing (b) in:
(in thousands)	2003	2004	2005	2006	2007	Thereafter or Non-Maturing	Total	Fair Value December 31, 2002
INTEREST RATE SENSITIVE ASSETS

Federal funds sold and interest earning deposits	$50,072	$ -	$ -	$ -	$ -	$ -	$50,072	$50,072
Weighted average interest rate	1.09%	0.00%	0.00%	0.00%	0.00%	0.00%	1.09%
Adjustable-rate securities	-	-	-	-	2,001	26,451	28,452	28,565
Weighted average interest rate (a)	0.00%	0.00%	0.00%	0.00%	3.25%	5.08%	4.95%
Fixed-rate securities	851	458	5	1,119	116	26,651	29,200	29,800
Weighted average interest rate (a)	5.97%	5.26%	7.00%	5.36%	6.48%	5.79%	5.77%
Investments in bank stocks	-	-	-	-	-	3,703	3,703	3,703
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	4.90%	4.90%
Loans held for sale	9,879	-	-	-	-	-	9,879	9,879
Weighted average interest rate	5.20%	0.00%	0.00%	0.00%	0.00%	0.00%	5.20%
Adjustable-rate loans	113,373	49,486	21,546	17,880	24,941	25,804	253,030	253,177
Weighted average interest rate	7.19%	6.39%	6.51%	6.13%	6.79%	7.35%	6.88%
Fixed-rate loans	23,911	19,501	11,212	7,472	2,875	13,002	77,973	81,246
Weighted average interest rate	8.50%	8.73%	8.36%	8.23%	7.38%	7.32%	8.27%
Total interest rate sensitive assets	$198,086	$69,445	$32,763	$26,471	$29,933	$95,611	$452,309	$456,442
Weighted average interest rate	5.71%	7.04%	7.15%	6.69%	6.61%	6.19%	6.24%

INTEREST RATE SENSITIVE LIABILITIES

Interest-bearing checking, savings and money market accounts	$ -	$ -	$ -	$ -	$ -	$209,964	$209,964	$209,964
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.63%	0.63%
Fixed-rate time deposits	106,668	12,026	1,639	381	637	-	121,351	122,215
Weighted average interest rate	2.55%	3.19%	3.75%	4.04%	3.42%	0.00%	2.64%
Fixed-rate borrowings	9,490	8,940	5,715	5,615	240	-	30,000	31,039
Weighted average interest rate	2.91%	3.77%	3.99%	4.46%	4.80%	0.00%	3.68%
Trust preferred	-	-	-	-	-	24,000	24,000	25,208
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	10.19%	10.19%
Total interest rate sensitive liabilities	$116,158	$20,966	$7,354	$5,996	$877	$233,964	$385,315	$388,426
Weighted average interest rate	2.58%	3.44%	3.94%	4.43%	3.80%	1.61%	2.10%

(a)     These interest rates are not adjusted to reflect tax equivalent yields.
(b)     The above amounts represent scheduled maturities and do not include prepayments that may occur.

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

The Company’s Asset/Liability Management Committee manages interest rate risk. The principal objective of asset/liability management is to manage the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. To effectively measure and manage interest rate risk, the Company uses computer simulations that determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, investment securities, loans, deposits, and borrowings. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these computer simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. During 2002 and the first three months of 2003, the Company did not use interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposures.

During the first three months of 2003, Vail Banks experienced increased liquidity, which was used in part to purchase longer-term investment securities. While the liquidity position increased, the overall balance sheet restructuring decreased the asset sensitive nature of the balance sheet. Therefore, Vail Banks was less sensitive to changes in interest rates at March 31, 2003 than at December 31, 2002.

During the remainder of 2003, the Company will face risk primarily from the possibility of lower interest rates. Although the Company’s gap position is slightly positive at March 31, 2003, due to the low level of deposit rates, the bank is more sensitive to downward changes in rates. If rates fall, asset yields will decline faster than the cost of interest bearing liabilities, leading to a decline in the margin. The extent of this decline will depend on the degree to which retail deposit rates change relative to market rates. The 525 basis point reduction in short-term rates by the Federal Reserve Bank since December 2000 effectively repriced a significant portion of the Company’s loan portfolio. While it also produced an opportunity to reduce funding costs, at the current level of interest rates, further reductions in funding costs may be limited.

Item 4.     CONTROLS AND PROCEDURES

Company management, including the president and chief financial officer, supervised and participated in an evaluation of the Company’s disclosure controls and procedures (as defined in rules of the Securities and Exchange Commission) within the 90 days prior to the filing of this report. Based on, and as of the date of, that evaluation, the Company’s president and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective in accumulating and communicating information to management, including the president and chief financial officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted under the Securities and Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Certification by Peter G. Williston, Senior Executive Vice President and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K

No reports were filed during the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

VAIL BANKS, INC.

Date: May 7, 2003	/s/ LISA M. DILLON Lisa M. Dillon President
Date: May 7, 2003	/s/ PETER G. WILLISTON Peter G. Williston Senior Executive Vice President and Chief Financial Officer

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

Date: May 7, 2003

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

Date: May 7, 2003

/s/ Peter G. Williston Peter G. Williston Senior Executive Vice President and Chief Financial Officer