Form 10-Q
period 2003-06-30
VAIL BANKS INC
filed 2003-08-13
CIK 1035770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-Q

      ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE  ACT OF 1934

For the quarterly period ended June 30, 2003

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

0015 Benchmark Road, Suite 300, P.O. Box 6580, Avon, Colorado 81620
(Address of principal executive offices)

(970) 476-2002
(Registrant’s telephone number, including area code)

108 South Frontage Road West, Vail, Colorado 81657
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
  Yes ☐  No ☒ .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 31, 2003, there were 5,342,050 shares of common stock ($1.00 par value per share) outstanding.

VAIL BANKS, INC.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2003

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
Consolidated Balance Sheets		3
Consolidated Statements of Income and Comprehensive Income		4
Consolidated Statements of Cash Flows		5
Notes to Unaudited Consolidated Financial Statements		7
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements		14
Basis of Presentation		14
Overview		14
Results of Operations		15
Financial Condition		16
Asset Quality		16
Liquidity		18
Capital Resources		19
Recent Accounting Pronouncements		20

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

ITEM 4.	CONTROLS AND PROCEDURES	22

PART II	OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	23

SIGNATURES

PART I      FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

VAIL BANKS, INC.
Consolidated Balance Sheets
	June 30,	December 31,
(in thousands, except share data)	2003	2002
ASSETS	(unaudited)

Cash and due from banks	$16,806	24,940
Federal funds sold	64,660	50,040
Investment securities, available for sale	102,010	57,634
Investment securities, held to maturity (fair value of
$530 (unaudited) and $731 as of June 30, 2003 and December 31, 2002, respectively)	497	684
Investments in bank stocks, at cost	4,338	3,703
Loans held for sale	7,146	9,879
Gross loans (includes related party loans of $6,588 (unaudited) and $4,733
as of June 30, 2003 and December 31, 2002, respectively)	320,505	331,162
Allowance for loan losses	(3,138)	(3,747)
Net deferred loan fees	(537)	(159)
Premises and equipment, net	38,664	39,005
Interest receivable	2,606	1,914
Goodwill, net	35,970	35,970
Other intangible assets, net	779	816
Other assets	4,057	2,422
	$594,363	554,263
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits (includes related party deposits of $2,487 (unaudited) and $3,425 at June 30, 2003 and December 31, 2002, respectively)
Non-interest bearing	$92,375	97,383
Interest bearing	365,066	331,315
Total deposits	457,441	428,698
Federal Home Loan Bank advances	45,701	30,000
Guaranteed preferred beneficial interest in Company’s subordinated debt	24,000	24,000
Interest payable and other liabilities	3,561	4,080
Total liabilities	530,703	486,778
Minority interest	714	713
Shareholders’ equity
Preferred stock - $1 par value; 2,250,000 shares authorized, no shares
issued and outstanding at June 30, 2003 (unaudited) and December 31, 2002, respectively	-	-
Common stock - $1 par value; 20,000,000 shares authorized,
5,441,639 (unaudited) and 5,734,303 issued and outstanding at
June 30, 2003 and December 31, 2002, respectively	5,442	5,734
Additional paid-in capital	36,212	41,123
Retained earnings	20,923	19,492
Accumulated other comprehensive income, net of tax expense of $218 (unaudited) and $243 at June 30, 2003 and December 31, 2002, respectively	369	423
Total shareholders’ equity	62,946	66,772
	$594,363	554,263

The accompanying notes are an integral part of these unaudited consolidated financial statements

Vail Banks, Inc.
Consolidated Statements of Income and Comprehensive Income
(in thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest and dividend income
Loans, including fees	$6,793	7,561	13,542	15,449
Investment securities	1,128	935	1,997	1,663
Federal funds sold and other short-term investments	157	161	289	243
Total interest and dividend income	8,078	8,657	15,828	17,355
Interest expense
Deposits	1,232	1,322	2,404	2,659
Short-term borrowings	93	67	168	127
Long-term borrowings	331	197	565	320
Trust preferred securities	611	611	1,223	1,223
Total interest expense	2,267	2,197	4,360	4,329
Net interest income	5,811	6,460	11,468	13,026
Provision for loan losses	125	170	250	382
Net interest income after provision for loan losses	5,686	6,290	11,218	12,644
Non-interest income
Deposit related	824	898	1,576	1,780
Mortgage broker fees	1,334	1,075	2,784	2,209
Other	687	827	1,368	1,731
	2,845	2,800	5,728	5,720
Non-interest expense
Salaries and employee benefits	4,287	4,117	8,612	8,190
Occupancy	808	815	1,628	1,606
Furniture and equipment	691	745	1,399	1,452
Amortization of intangible assets	18	37	37	37
Other	1,091	1,438	2,243	2,785
	6,895	7,152	13,919	14,070
Income before income tax expense	1,636	1,938	3,027	4,294
Income tax expense	499	629	915	1,465
Net income	1,137	1,309	2,112	2,829
Unrealized gain (loss) on available for sale securities, net of taxes	245	762	(54)	302
Comprehensive income	$1,382	2,071	2,058	3,131
Earnings per share
Basic	$0.21	0.23	0.39	0.50
Diluted	$0.20	0.22	0.37	0.48
Weighted average common shares
Basic	5,327,503	5,677,359	5,416,998	5,678,810
Diluted	5,706,629	5,957,842	5,769,878	5,950,804
The accompanying notes are an integral part of these unaudited consolidated financial statements

VAIL BANKS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2003	2002
	(unaudited)	(unaudited)

Cash flows from operating activities
Net income	$2,112	2,829
Adjustments to reconcile net income to net cash provided by operating activities
Net amortization of premiums on investment securities	195	153
Provision for loan losses	250	382
Gain on sale of loans	(95)	-
Depreciation and amortization	1,162	1,213
Recognition of stock compensation on restricted common stock and stock options	179	123
Deferred income tax expense	(177)	-
Other	(37)	(128)
Changes in operating assets and liabilities
Loans held for sale	2,733	2,399
Interest receivable	(692)	44
Other assets	(915)	(738)
Interest payable and other liabilities	(519)	(830)
Other, net	1	7
Net cash provided by operating activities	4,197	5,454

Cash flows from investing activities
Purchases of investment securities, available for sale	(66,289)	(36,677)
Purchases of bank stocks	(635)	(1,275)
Proceeds from redemption of bank stocks	-	598
Proceeds from maturities of investment securities, held to maturity	187	107
Proceeds from maturities/calls of investment securities, available for sale	21,639	6,503
Net decrease in loans	8,033	43,208
Purchases of premises and equipment	(1,067)	(1,724)
Proceeds from sales of premises and equipment	50	1,724
Proceeds from sales of foreclosed properties	1,990	594
Net cash (used) provided by investing activities	(36,092)	13,058

Cash flows from financing activities
Net increase (decrease) in deposits	28,743	(4,257)
Net increase in Federal Home Loan Bank advances	15,701	8,900
Proceeds from issuance of common stock	81	146
Repurchase of common stock	(5,463)	(1,086)
Payment of cash dividends on common stock	(681)	(582)
Net cash provided by financing activities	38,381	3,121
Net increase in cash and cash equivalents	6,486	21,633
Cash and cash equivalents at beginning of period	74,980	35,526
Cash and cash equivalents at end of period	$81,466	57,159

VAIL BANKS, INC.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Six months ended June 30,
	2003	2002
	(unaudited)	(unaudited)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest expense	$4,326	4,379
Income taxes	$1,323	1,430

Non-cash investing and financing transactions Foreclosure of collateralized loans, net of reserve	$2,238	355
Net change in unrealized gain/loss on investment securities available for sale, net of taxes	$(54)	302
Reclassification of idle premises and equipment to other assets	$(274)	-
Reclassification of other assets to premises and equipment	$57	-
Issuance of restricted common stock	$130	117

The accompanying notes are an integral part of these unaudited consolidated financial statements

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

             In the opinion of the Company, all adjustments necessary, consisting of only normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the full year.

             Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

2.  INVESTMENT SECURITIES

             Investment securities consist of the following:

June 30, 2003		December 31, 2002
Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
	(unaudited)	(unaudited)

Securities available for sale
Government agencies	$27,470	27,425	13,299	13,323
State and municipal	20,857	21,071	3,851	3,880
Mortgage-backed securities	44,087	44,484	35,318	35,931
FHLMC preferred stock	9,009	9,030	4,500	4,500
Total securities available for sale	$101,423	102,010	56,968	57,634

Securities held to maturity
Mortgage-backed securities	$497	530	684	731
Total securities held to maturity	$497	530	684	731

Investments in bank stocks
Federal Home Loan Bank stock	$2,285	2,285	1,650	1,650
Federal Reserve Bank stock	1,869	1,869	1,869	1,869
Bankers’ Bank of the West stock	184	184	184	184
	$4,338	4,338	3,703	3,703

          The following table presents the components of investment income for the three and six months ended June 30, 2003 and 2002.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Taxable interest income	$753	813	1,404	1,400
Nontaxable interest income	328	75	496	167
Dividends	47	47	97	96
	$1,128	935	1,997	1,663

3.  LOANS

          Gross loans consist of the following:

(in thousands)	June 30, 2003	December 31, 2002

	(unaudited)
Commercial, industrial and land	$187,820	203,932
Real estate - construction	63,136	55,275
Real estate - mortgage	62,095	62,188
Consumer and other	7,454	9,767

	$320,505	331,162

             As of June 30, 2003 and December 31, 2002, $129,000 and $172,000, respectively, of deposit account overdrafts have been reclassified to loans.

             In the ordinary course of business, the Company had loans receivable from directors, executive officers and principal shareholders (holders of more than five percent of the outstanding shares of common stock) of the Company and their affiliates as follows:

(in thousands)	2003

Balance at January 1, 2003	$4,733
New loans, including renewals **	2,468
Payments, including renewals	(613)
Balance at June 30, 2003 (unaudited)	$6,588
** Comprised of $1,518,000 of new loans and $950,000 relating to the repurchase of a loan participation.

4.      PROVISION AND ALLOWANCE FOR LOAN LOSSES

             Transactions in the allowance are summarized as follows:

(in thousands)	2003

Allowance at January 1, 2003	$3,747
Loans charged off	(950)
Recoveries on loans previously charged off	91
Provision for loan losses	250
Allowance at June 30, 2003 (unaudited)	$3,138

5.  PREMISES AND EQUIPMENT

             During May 2003, the Company entered into an agreement to sell one of its bank buildings and lease back a minor portion of the space.  The sale is subject to numerous contingencies that have not yet been met.  Assuming the contingencies are met, the transaction is expected to close before the end of 2003 and would result in a gain to the Company.

6.     BORROWINGS

             WestStar is a member of the Federal Home Loan Bank of Topeka (FHLB) and, as a regular part of its business, obtains both short and long-term advances from this FHLB. Advances are collateralized primarily by FHLB stock owned by WestStar and loans secured by certain mortgages or deeds of trust. As of June 30, 2003, the Company’s total borrowing capacity was $117.8 million of which $45.7 million of borrowings were outstanding ($12.3 million was short-term and $33.4 million was long-term) and $24.0 million in the form of stand-by irrevocable letters of credit issued by the FHLB were pledged as collateral for uninsured public fund deposits.

             WestStar has established an unsecured, overnight federal funds line with Bankers’ Bank of the West that expires on August 31, 2003. As of June 30, 2003, this authorized borrowing line totaled $41.5 million with $0 outstanding.

             WestStar has also established overnight federal funds lines with First Tennessee Bank, N.A. (First Tennessee) totaling $20.0 million. If drawn upon, $10.0 million will be a secured line and $10.0 million will be an unsecured line. These lines are subject to cancellation by First Tennessee at any time upon the occurrence of certain conditions. As of June 30, 2003, no amounts were outstanding under the lines.

7.     SHAREHOLDERS' EQUITY

Stock Repurchase Plan

             On October 15, 2002, the Company’s Board of Directors reauthorized the Company’s stock repurchase program, allowing additional repurchases of up to $10 million through October 2003. Since inception of the program in March 2001, the Company has repurchased 1,326,580 shares at an average cost of $11.77 per share. During the first half of 2003, the Company repurchased 442,290 common shares at an average cost of $12.35.

Restricted Stock

             The Company accounts for its restricted stock grants in accordance with Accounting Principles Board (APB) Opinion No. 25. Accordingly, compensation expense is recorded over the vesting period of the restricted stock equal to the value of the restricted shares using the market price of the stock on the grant date. On February 18, 2003, the Board granted 112,005 shares of restricted stock to several officers of the Company. The Company is recognizing compensation expense of $1.3 million ratably over the vesting period of 10 years. Additionally, on April 25, 2003, the Board granted 18,272 shares of restricted stock to an officer of the Company. The Company is recognizing compensation expense of $226,000 related to this grant ratably over the vesting period of 10 years.

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

             The following table presents the net income and weighted average common shares outstanding used to calculate earnings per share for the six months ended June 30, 2003 and 2002:

	June 30,
(in thousands, except share data)	2003	2002

	(unaudited)
Basic earnings per share computation

Net income available to common shareholders	$2,112	2,829

Weighted average shares outstanding - basic	5,416,998	5,678,810

Basic earnings per share	$0.39	0.50

	June 30,
(in thousands, except share data)	2003	2002
	(unaudited)

Diluted earnings per share computation

Net income available to common shareholders	$2,112	2,829

Weighted average shares outstanding - basic	5,416,998	5,678,810
Shares assumed issued:
Stock options	128,559	126,422
Restricted stock	224,321	145,572

Weighted average shares outstanding - diluted	5,769,878	5,950,804

Diluted earnings per share	$0.37	0.48

             During the six months ended June 30, 2003 and 2002, options to purchase an average of 44,000 and 48,000 shares of common stock at an average exercise price of $12.25 per share were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market prices of the common stock during such periods.

Stock Options

             On February 10, 2003, the Board approved the grant of 26,000 stock options to employees and directors of the Company.

             The Company accounts for its stock options in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to expense over the vesting period the fair value of stock-based awards as measured on the date of grant. Alternatively, SFAS 123 allows entities to apply the provisions of APB Opinion No. 25 while disclosing pro forma net income and pro forma earnings per share for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to apply the accounting provisions of APB Opinion No. 25 to employee stock option grants and provide the pro forma disclosure provisions of SFAS 123. Accordingly, stock-based compensation expense for employee option grants is not recognized in the consolidated financial statements, as options granted under the Plan generally have an exercise price equal to the market value of the underlying common stock on the date of grant. However, during May 2002, approximately 20,000 stock options were granted at a strike price below market value. The Company recognized $3,000 and $4,000, respectively, of compensation expense during the six months ended June 30, 2003 and 2002 related to these options. Any non-employee stock option grants are accounted for under SFAS 123.

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

             Had the Company determined compensation cost based on the fair value accounting provisions prescribed by SFAS 123 and using the assumptions listed above, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share data)	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income
As reported	$1,137	1,309	2,112	2,829
Deduct: Total stock-based employee compensation determined under the fair value method, net of tax	(53)	(233)	(106)	(319)
Pro forma	$1,084	1,076	2,006	2,510

Earnings per share - basic
As reported	$0.21	0.23	0.39	0.50
Pro forma	$0.20	0.19	0.37	0.44

Earnings per share - diluted
As reported	$0.20	0.22	0.37	0.48
Pro forma	$0.19	0.18	0.35	0.42

8.     REGULATORY MATTERS

             As of June 30, 2003, the Company met all capital adequacy requirements to which it was subject. As of that date, the Company had Tier 1 and Total Risk-Based Capital ratios of 12.95% and 14.60%, respectively, and a Leverage ratio of 8.47%. Regulatory guidelines permit the Company’s trust preferred securities to be included in the calculation of Tier 1 and Total Risk-Based capital, subject to certain limitations.

             As of June 30, 2003, WestStar met all capital adequacy requirements to which it was subject and exceeded the minimum ratios to be designated as “well-capitalized.” As of June 30, 2003, WestStar had Tier 1 and Total Risk-Based Capital ratios of 13.39% and 14.25%, respectively, and a Leverage ratio of 8.74%.

9.     SEGMENT INFORMATION

             Information about reportable segments and reconciliation of such information to the consolidated financial statements as of and for the six months ended June 30 is as follows:

	Six Months Ended June 30, 2003 (unaudited)
		Mortgage
(in thousands)	Banking	Brokerage	Other	Total

Condensed income statement

Total income	$18,773	2,781	2	21,556
Total expense	14,197	2,220	2,112	18,529
Income before income taxes	4,576	561	(2,110)	3,027
Income taxes	1,486	204	(775)	915
Net income	$3,090	357	(1,335)	2,112

	Six Months Ended June 30, 2002 (unaudited)
		Mortgage
(in thousands)	Banking	Brokerage	Other	Total

Condensed income statement

Total income	$20,864	2,208	3	23,075
Total expense	14,915	1,802	2,064	18,781
Income before income taxes	5,949	406	(2,061)	4,294
Income taxes	2,094	139	(768)	1,465
Net income	$3,855	267	(1,293)	2,829

10.     RECENT ACCOUNTING PRONOUNCEMENTS.

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

             During April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003, except for certain circumstances, and for hedging relationships designated after June 30, 2003. The Company does not utilize derivative instruments or engage in hedging activities. Accordingly, adoption of this standard is not anticipated to have an effect on the Company’s consolidated financial condition or results of operations.

             During May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability when previously it was classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company will adopt this statement on July 1, 2003. Adoption of this statement is not anticipated to have an effect on the Company’s consolidated financial condition or results of operations.

11.     SUBSEQUENT EVENTS

             On July 21, 2003, the Board of Directors declared a regular quarterly dividend of $0.07 per share payable on August 15, 2003 to shareholders of record on August 1, 2003.

             Between July 1, 2003 and July 31, 2003, the Company repurchased 100,700 shares of common stock at a total cost of $1.4 million, or $14.08 per share. These transactions would have materially changed the number of shares outstanding at June 30, 2003, had these transactions occurred prior to quarter-end.

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

Basis of Presentation

             The following discussion and analysis provides information regarding the Company’s financial condition as of June 30, 2003, and its results of operations for the six and three months ended June 30, 2003, in comparison to the six and three months ended June 30, 2002. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Overview

             Net income was $2.1 million for the six months ended June 30, 2003, down from $2.8 million for the six months ended June 30, 2002, a decrease of 25%. Net income was $1.1 million for the three months ended June 30, 2003, down from $1.3 million for the three months ended June 30, 2002, a decrease of 13%.

             Diluted earnings per share for the six months ended June 30, 2003, was $0.37 compared to $0.48 for the six months ended June 30, 2002, a decrease of 23%. Diluted earnings per share for the three months ended June 30, 2003, was $0.20 compared to $0.22 for the three months ended June 30, 2002, a decrease of 9%.

             The annualized return on average assets was 0.73% for the six months ended June 30, 2003 compared to 1.01% for the six months ended June 30, 2002, and 0.76% for the quarter ended June 30, 2003, compared to 0.92% for the quarter ended June 30, 2002.

             The annualized return on average equity was 6.54% for the six months ended June 30, 2003 compared to 8.87% for the six months ended June 30, 2002, and 7.08% for the quarter ended June 30, 2003, compared to 8.13% for the quarter ended June 30, 2002.

             During May 2003, the Company announced plans to expand its presence in the Denver Front Range market, a key market of Colorado. The Company intends to open additional banking offices over a period of years as market opportunities and availability of executive talent dictates. The first new Denver office was opened during July 2003.

Results of Operations

             Net Interest Income. Net interest income, on a fully tax-equivalent basis (FTE), decreased by $1.4 million, or 11% to $11.7 million for the six months ended June 30, 2003 from $13.1 million for the six months ended June 30, 2002. Net interest income, on a fully tax-equivalent basis (FTE), decreased by $525,000, or 8% to $6.0 million for the three months ended June 30, 2003 from $6.5 million for the three months ended June 30, 2002. The net interest margin on an FTE basis was 4.83% and 4.77% for the six and three months ended June 30, 2003 as compared to 5.63% and 5.51% for the comparable periods in 2002. Net interest margin is influenced by the level and relative mix of earning assets, interest bearing liabilities, non-interest bearing liabilities and shareholders’ equity as well as the cost of interest bearing liabilities as compared to the yield on earnings assets. The decrease in net interest margin during the first half of 2003 was primarily due to (1) the 50 basis point interest rate cut implemented by the Federal Reserve in November 2002, (2) a shift in the mix of earning assets from higher yielding loans to lower yielding investments and federal funds sold, (3) an increase in higher cost borrowings relative to lower cost deposits as a result of the Company’s wholesale funding of loans, described below, and its leverage strategy, and (4) an increase in the deferral of loan fees in the first half of 2003 when compared with the first half of 2002. During the first half of 2003, the Company deferred $481,000 in loan fees, reflecting a more conservative approach that more closely recognizes loan fee income over the lives of the related loans. A portion of the deferral also included fees on long-term loans now being funded with long-term borrowings. A substantial portion of such deferred fees will be recognized as income in subsequent quarters of calendar year 2003. Vail Banks has experienced increased liquidity as the result of a decrease in loan demand attributable to the soft economy and more conservative underwriting policies and an increase in deposits. In response, the Company capitalized on the low interest rate environment and its wholesale funding source to extend fixed rate financing to several customers, thereby locking in a spread. Between June 30, 2002 and June 30, 2003 the Company’s borrowings increased $15.7 million and investments increased $34.2 million, while at the same time deposits increased $19.3 million and loans dropped $27.4 million.

             Interest income FTE decreased to $16.1 million and $8.2 million for the six and three months ended June 30, 2003, as compared to $17.5 million and $8.7 million for the six and three months ended June 30, 2002 despite the fact that average earning assets increased during this period. Average earning assets increased 4%, from $469.9 million for the six months ended June 30, 2002 to $489.7 million for the six months ended June 30, 2003. Subsequent to June 30, 2002, the mix of earning assets shifted away from higher yielding loans toward lower yielding investment securities and federal funds sold. During the first half of 2003, average loans declined to 68% of earning assets as compared to 79% during the first half of 2002. During this time, loans had a yield of 8.15% as compared to the 4.64% yield on investment securities and 1.18% yield on federal funds sold. As a result of this shift, the total yield on average earnings assets decreased 87 basis points to 6.62% for the first half of 2003, as compared to 7.49% for the first half of 2002.

             Interest expense increased to $4.4 million and $2.3 million for the six and three months ended June 30, 2003, as compared to $4.3 million and $2.2 million for the corresponding periods in 2002. This increase was primarily due to a $12.6 million increase in average borrowings and a $10.3 million, or 3%, increase in average interest bearing deposits during the first half of 2003 as compared to the first half of 2002. These increases were offset by the impact of the 50 basis point decline in interest rates during November 2002 as well as the effect of maturing certificates of deposit renewing at significantly lower interest rates. As a result, the total cost of interest-bearing liabilities decreased 10 basis points to 2.08% for the first half of 2003, as compared to 2.18% for the first half of 2002. This decrease in cost of interest bearing liabilities, however, was not in proportion to the decrease in yield on average interest earning assets, resulting in an overall decrease in net interest income for the first half of 2003.

             Non-Interest Income. During the six months ended June 30, 2003, non-interest income increased by $8,000, or less than 1%, to $5.728 million for the six months ended June 30, 2003, from $5.720 million for the six months ended June 30, 2002. During the three months ended June 30, 2003, non-interest income increased by $45,000, or 2%, to $2.845 million for the three months ended June 30, 2003, from $2.800 million for the three months ended June 30, 2002. These increases were primarily attributable to an increase in mortgage broker fees partially offset by a decrease in deposit related service charges and other non-interest income. Mortgage broker fees increased $575,000 and $259,000 from the six and three months ended June 30, 2002, respectively, due to continued refinancing activity as a result of low interest rates. Deposit related income decreased $204,000 and $74,000, or 11% and 8%, respectively, from the six and three months ended June 30, 2002 primarily due to a $174,000 and $63,000 decrease, respectively, in insufficient funds charges. Other non-interest income decreased $363,000 and $140,000, or 21% and 17%, respectively, from the six and three months ended June 30, 2002 primarily due to the outsourcing of the Company’s merchant card program. This outsourcing accounted for a $241,000 and $119,000 reduction in other non-interest income and a $265,000 and $117,000 decrease in other non-interest expense for the six and three months ended June 30, 2003 over the comparable periods in 2002.

             Non-Interest Expense. Non-interest expense decreased by $151,000, or 1%, to $13.9 million for the six months ended June 30, 2003, from $14.1 million for the six months ended June 30, 2002. Non-interest expense decreased by $257,000, or 4%, to $6.9 million for the three months ended June 30, 2003, from $7.2 million for the three months ended June 30, 2002. These decreases are largely attributable to the outsourcing of the merchant card program during first quarter 2003 which resulted in decreased expenses of $265,000 and $117,000 during the six and three months ended June 30, 2003, respectively, as well as decreases in fees paid to outside professionals and decreased loan related expenses. These decreases were partially offset by increasing costs of employee related expenses. Although staffing levels have been reduced, mortgage broker commissions increased $349,000, or 33%, from the first six months of 2002 due to increased refinancing activity.

             The efficiency ratio increased to 80% for the quarter ended June 30, 2003 and 81% for the six months ended June 30, 2003, from 77% for the quarter ended June 30, 2002 and 75% for the six months ended June 30, 2002. This increase in the efficiency ratio was due to the decline in revenue (net interest income plus non-interest income) of $604,000 during second quarter 2003 and $1.6 million during the first half of 2003, while non-interest expenses only declined by $257,000 and $151,000, respectively, during the same periods.

             Income Taxes. The Company’s effective income tax rate (income tax expense as a percentage of pre-tax income) was 30.2% and 30.5% for the six and three months ended June 30, 2003 as compared to 34.1% and 32.5% for the six and three months ended June 30, 2002. This decrease in the effective income tax rate was primarily due to an increase in tax-exempt interest income generated from municipal securities purchased during 2003, as well as a decrease in the deferred tax expense of $45,000 for the six and three months ending June 30, 2003.

Financial Condition

             The Company’s assets increased by $40.1 million or 7%, to $594.4 million as of June 30, 2003, from $554.3 million as of December 31, 2002.

             Federal funds sold balances increased by $14.6 million, or 29%, to $64.7 million as of June 30, 2003 from $50.0 million at December 31, 2002. Investment securities increased to $106.8 million as of June 30, 2003, compared to $62.0 million as of December 31, 2002, a 72% increase. During this period, quality loan demand remained flat while deposits continued to grow, resulting in additional funds to invest. In response, the Company capitalized on the low interest rate environment and its wholesale funding source to extend fixed rate financing to several customers, thereby locking in a spread. Between December 31, 2002 and June 30, 2003, FHLB borrowings increased $15.7 million, or 52%.

             As of June 30, 2003, loans held for sale decreased $2.7 million, or 28%, from December 31, 2002. The ending balance of loans held for sale at any particular date is dependent on the timing of the closing and ultimate funding of these loans by the outside investor. Thus, an increase or decrease in the ending balance is primarily a function of this timing and not indicative of trends in mortgage loan demand.

             Gross loans decreased $10.7 million, or 3%, from December 31, 2002. This decrease was primarily due to the soft economy and more conservative underwriting policies.

             Premises and equipment decreased by $341,000, or less than 1%, from $39.0 million as of December 31, 2002, to $38.7 million as of June 30, 2003. This decrease was mainly attributable to $1.1 million of depreciation and amortization expense and the transfer of $274,000 of idle assets to other assets, offset by the purchase of $1.1 million of premises and equipment primarily related to equipment upgrades and the remodeling of branches.  During May 2003, the Company entered into an agreement to sell one of its bank buildings and lease back a minor portion of the space.  The sale is subject to numerous contingencies that have not yet been met.  Assuming the contingencies are met, the transaction is expected to close before the end of 2003 and would result in a gain to the Company.

             Deposits increased by $28.7 million, or 7%, from $428.7 million as of December 31, 2002, to $457.4 million as of June 30, 2003. The increase in deposits was largely attributable to an increase in public funds between December 31, 2002 and June 30, 2003 as well as a focused effort to attract new CD deposits at lower rates. Public funds deposits increased during this time frame due, to some degree, to the collection of property taxes by counties.

Asset Quality

             Provision and Allowance for Loan Losses. Provision expense for the six and three months ended June 30, 2003, was $250,000 and $125,000, respectively, compared to $382,000 and $170,000, respectively, for the six and three months ended June 30, 2002. The allowance for loan losses of $3.1 million as of June 30, 2003, decreased 16% from the $3.7 million level as of December 31, 2002 and represents 0.98% of total loans and 182% of non-performing loans as of June 30, 2003 as compared to 1.13% and 100%, respectively at December 31, 2002. During this same time period, average loans decreased $8.4 million, or 2%, and non-performing loans decreased $2.0 million, or 54%. The majority of this reduction was achieved by completing foreclosures and subsequent sales of real estate on several large loans that were on non-accrual, resulting in no further loss to the Company. The $2.1 million increase from June 2002 in loans past due 90 days or more and still accruing is primarily due to a single credit for which the Company is well secured, in the process of foreclosure and on which the Company anticipates no loss. Accordingly, the $609,000 decrease in the allowance for loan losses from December 31, 2002 reflects the Company’s revised estimate of probable losses in the loan portfolio.

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

             The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses Analysis (in thousands)	Six months ended June 30,
	2003	2002
	(unaudited)	(unaudited)
Average total loans	$335,051	370,459

Total loans at end of period	$319,968	347,392

Allowance at beginning of period	$3,747	4,375
Loans charged off	(950)	(838)
Recoveries on loans previously charged off	91	68
Provision for loan losses	250	382
Allowance at end of period	$3,138	3,987

Annualized net charge-offs to average loans	0.52%	0.42%
Allowance to total loans at end of period	0.98%	1.15%

             Non-Performing Assets. The following table presents information regarding non-performing assets as of the dates indicated:

Non-Performing Assets (in thousands)	June 30,
	2003	2002
	(unaudited)	(unaudited)
Nonaccrual loans	$1,722	3,701
Restructured loans	-	-
Total non-performing loans	1,722	3,701
Foreclosed properties	542	130
Total non-performing assets	2,264	3,831
Loans 90 days or more past due and accruing	2,323	219
Total risk assets	$4,587	4,050

Non-performing loans to total loans	0.54%	1.07%

Non-performing assets to loan related assets	0.71%	1.10%

Non-performing assets to total assets	0.38%	0.68%

Risk assets to loan related assets	1.43%	1.17%

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

             As of June 30, 2003, the Company had cash and cash equivalents (including federal funds sold) of $81.5 million and investment securities of $106.8 million. Approximately $102.0 million, or 95%, of the Company’s investment portfolio is classified as available-for-sale and can be readily sold, however $64.5 million of this amount has been pledged to secure public fund deposits and may not be available to meet general liquidity needs. Based on current plans and business conditions, the Company expects that its cash, cash equivalents, investment securities and available borrowing capacity under its credit facilities, together with any amounts generated from operations, will be sufficient to meet the Company’s liquidity requirements for the next 12 months. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

Cash Flows

Net Cash from Operating Activities

             During the six-month period ended June 30, 2003, cash of $4.2 million was provided by operating activities consisting primarily of net income of $2.1 million plus non-cash expenses of $1.5 million and net decreases in operating assets and liabilities of $608,000. Non-cash expenses consisted primarily of $1.1 million of depreciation and amortization expense on premises and equipment, a $250,000 loan loss provision, $195,000 of net amortization of premiums on investment securities, $179,000 of stock compensation, and $177,000 of deferred income tax expense. The net decrease in operating assets and liabilities was primarily due to a $2.7 million decrease in loans held for sale offset by a $915,000 increase in other assets, a $692,000 increase in interest receivable, and a $519,000 decrease in interest payable and other liabilities.

             During the six-month period ended June 30, 2002, cash of $5.5 million was provided by operating activities consisting primarily of net income of $2.8 million plus non-cash expenses of $1.7 million and net decreases in operating assets and liabilities of $882,000. Non-cash expenses consisted primarily of $1.2 million of depreciation and amortization expense on premises and equipment and a $382,000 loan loss provision. The net decrease in operating assets and liabilities was primarily due to a $2.4 million decrease in loans held for sale, offset by a $738,000 increase in other assets and an $830,000 decrease in interest payable and other liabilities. The decrease in loans held for sale was primarily due to a change in the types of mortgage loans originated during that period.

Net Cash from Investing Activities

             During the six-month period ended June 30, 2003, cash of $36.1 million was used for investing activities. These outflows consisted primarily of the purchase of $66.9 million of investment securities and $1.1 million in purchases of premises and equipment, offset by the maturity and/or calls of $21.8 million of investment securities, a decrease in loans of $8.0 million, and $2.0 million of proceeds from sales of foreclosed properties.

             During the six-month period ended June 30, 2002, investing activities provided cash of $13.1 million. These inflows consisted primarily of a $43.2 million decrease in loans, the maturity and/or calls of $7.2 million of investment securities, $1.7 million of proceeds from sales of premises and equipment and $594,000 of proceeds from sales of foreclosed properties. The proceeds from sales of premises and equipment were primarily related to the sale of the previous office building in Dillon. These inflows were offset by the purchase of $38.0 million of investment securities and the purchase of $1.7 million of premises and equipment.

Net Cash from Financing Activities

             During the six-month period ended June 30, 2003, cash of $38.4 million was provided by financing activities consisting primarily of an increase in deposits of $28.7 million and the receipt of $15.7 million of proceeds from FHLB advances, offset by the repurchase of $5.5 million of common stock and the payment of dividends on common stock of $681,000.

             During the six-month period ended June 30, 2002, cash of $3.1 million was provided by financing activities consisting primarily of the receipt of $8.9 million of proceeds from FHLB advances, offset by a decrease in deposits of $4.3 million, the repurchase of $1.1 million of common stock, and payment of dividends on common stock of $582,000.

Borrowings

             WestStar is a member of the Federal Home Loan Bank of Topeka (FHLB) and, as a regular part of its business, obtains both short and long-term advances from this FHLB. Advances are collateralized primarily by FHLB stock owned by WestStar and loans secured by certain mortgages or deeds of trust. As of June 30, 2003, the Company’s total borrowing capacity was $117.8 million of which $45.7 million of borrowings were outstanding ($12.3 million was short-term and $33.4 million was long-term) and $24.0 million in the form of stand-by irrevocable letters of credit issued by the FHLB were pledged as collateral for uninsured public fund deposits.

             WestStar has established an unsecured, overnight federal funds line with Bankers’ Bank of the West that expires on August 31, 2003. As of June 30, 2003, this authorized borrowing line totaled $41.5 million with $0 outstanding.

             WestStar has also established overnight federal funds lines with First Tennessee Bank, N.A. (First Tennessee) totaling $20.0 million. If drawn upon, $10.0 million will be a secured line and $10.0 million will be an unsecured line. These lines are subject to cancellation by First Tennessee at any time upon the occurrence of certain conditions. As of June 30, 2003, no amounts were outstanding under the lines.

Dividends

             Payment of dividends is at the discretion of the Board and is determined by taking into account the earnings, capital levels, cash requirements, and the financial condition of Vail Banks and WestStar, as well as applicable government regulations and other relevant factors. On July 21, 2003, the Board declared a regular quarterly dividend of $0.07 per share payable on August 15, 2003 to shareholders of record on August 1, 2003. This represents a 17% increase over the previous quarterly dividend payment of $0.06 per share.

Stock Repurchase Plan

             On October 15, 2002, the Company’s Board of Directors reauthorized the Company’s stock repurchase program, allowing additional repurchases of up to $10 million through October 2003. Since inception of the program in March 2001, the Company has repurchased 1,326,580 shares at an average cost of $11.77 per share. During the first half of 2003, the Company repurchased 442,290 common shares at an average cost of $12.35.

Capital Resources

             As of June 30, 2003, shareholders’ equity had decreased $3.8 million, or 6%, to $62.9 million from $66.8 million as of December 31, 2002. This decrease is primarily related to the repurchase of 442,290 shares of common stock at a cost of $5.5 million, and the payment of common stock dividends of $681,000, offset by the retention of $2.1 million of earnings.

             As of June 30, 2003 and 2002, the Company met all capital adequacy requirements to which it was subject. As of June 30, 2003, the Company had Tier 1 and Total Risk-Based Capital ratios of 12.95% and 14.60%, respectively, and a Leverage ratio of 8.47%. Regulatory guidelines permit the Company’s trust preferred securities to be included in the calculation of Tier 1 and Total Risk-Based capital, subject to certain limitations. As of June 30, 2002, the Company had Tier 1 and Total Risk-Based Capital ratios of 12.91% and 14.48%, respectively, and a Leverage ratio of 9.46%.

             As of June 30, 2003 and 2002, WestStar met all capital adequacy requirements to which it was subject and exceeded the minimum ratios to be designated as “well-capitalized.” As of June 30, 2003, WestStar had Tier 1 and Total Risk-Based Capital ratios of 13.39% and 14.25%, respectively, and a Leverage ratio of 8.74%. As of June 30, 2002, WestStar had Tier 1 and Total Risk-Based Capital ratios of 11.89% and 12.91%, respectively, and a Leverage ratio of 8.70%.

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

             During April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003, except for certain circumstances, and for hedging relationships designated after June 30, 2003. The Company does not utilize derivative instruments or engage in hedging activities. Accordingly, adoption of this standard is not anticipated to have an effect on the Company’s consolidated financial condition or results of operations.

             During May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability when previously it was classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company will adopt this statement on July 1, 2003. Adoption of this statement is not anticipated to have an effect on the Company’s consolidated financial condition or results of operations.

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

             The Company’s Asset/Liability Management Committee manages interest rate risk. The principal objective of asset/liability management is to manage the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. To effectively measure and manage interest rate risk, the Company uses computer simulations that determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, investment securities, loans, deposits, and borrowings. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these computer simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. During 2002 and the first six months of 2003, the Company did not use interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposures.

             During the first six months of 2003, Vail Banks experienced increased liquidity, which was used in part to purchase longer-term investment securities. While the liquidity position increased, the overall balance sheet restructuring increased the asset sensitive nature of the balance sheet. Therefore, Vail Banks was more sensitive to changes in interest rates at June 30, 2003 than at December 31, 2002.

             During the remainder of 2003, the Company will face risk primarily from the possibility of lower interest rates. Although the Company’s gap position is slightly positive at June 30, 2003, due to the low level of deposit rates, the bank is more sensitive to downward changes in rates. If rates fall, asset yields will decline faster than the cost of interest bearing liabilities, leading to a decline in the margin. The extent of this decline will depend on the degree to which retail deposit rates change relative to market rates. The 550 basis point reduction in short-term rates by the Federal Reserve Bank since December 2000 effectively repriced a significant portion of the Company’s loan portfolio. While it also produced an opportunity to reduce funding costs, at the current level of interest rates, further reductions in funding costs may be limited.

Item 4.    CONTROLS AND PROCEDURES

             Company management, including the president and chief financial officer, supervised and participated in an evaluation of the Company’s disclosure controls and procedures (as defined in rules of the Securities and Exchange Commission) as of June 30, 2003. Based on, and as of the date of, that evaluation, the Company’s president and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective in accumulating and communicating information to management, including the president and chief financial officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted under the Securities and Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

             There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II  OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 19, 2003, the Company held its annual meeting of shareholders. At that meeting, the security holders voted on the following items:

1.   Election of directors-Directors were elected with the following results:

Name	Term	Votes Cast For Election	Votes Cast Against Election	Votes Withheld	Abstentions	Broker Non-Votes

Dennis Devor	3 years	4,831,946	0	6,649	0	0
Lisa M. Dillon	3 years	4,832,446	0	6,149	0	0
George N. Gillett, Jr.	3 years	4,817,752	0	20,843	0	0
Jack G. Haselbush	3 years	4,832,446	0	6,149	0	0
Kent Myers	3 years	4,832,446	0	6,149	0	0

2.  Security holders voted to ratify the selection of Dalby, Wendland & Co., P.C. as Vail Banks’ independent public accountants for the fiscal year 2003. The results of the vote were as follows: votes cast for the proposal were 4,816,151, votes cast against the proposal were 20,689, votes withheld were 0, abstentions were 1,755, and broker non-votes were 0.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

	31.1	Certification by Lisa M. Dillon, President of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification by Peter G. Williston, Senior Executive Vice President and Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification by Lisa M. Dillon, President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2

Certification by Peter G. Williston, Senior Executive Vice President and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K
The Company filed a Current Report on Form 8-K dated April 23, 2003, under Item 9. The report included a press release reporting Vail Banks’ results of operations and financial condition for the first quarter of 2003.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

VAIL BANKS, INC.

Date: August 13, 2003	/s/ LISA M. DILLON
Lisa M. Dillon
President

Date: August 13, 2003	/s/ PETER G. WILLISTON
Peter G. Williston
Senior Executive Vice President and Chief Financial Officer