Form 10-Q
period 2003-09-30
VAIL BANKS INC
filed 2003-11-07
CIK 1035770

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

_______________________

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________ to ___________

__________________________________

Commission File Number: 000-25081

Vail Banks, Inc.
(Exact name of registrant as specified in its charter)

Colorado	84‑1250561
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

0015 Benchmark Road, Suite 300, P.O. Box 6580, Avon, Colorado 81620
(Address of principal executive offices)

(970) 476-2002
(Registrant's telephone number, including area code)

N/A
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No ☐ .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
          Yes   ☐    No  ☒ .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   As of October 31, 2003, there were 5,283,264 shares of common stock ($1.00 par value per share) outstanding.

Vail Banks, Inc.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
Consolidated Balance Sheets		3
Consolidated Statements of Income and Comprehensive Income		4
Consolidated Statements of Cash Flows		5
Notes to Unaudited Consolidated Financial Statements		7
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements		14
Basis of Presentation		14
Overview		14
Results of Operations		15
Financial Condition		16
Asset Quality		17
Liquidity		18
Capital Resources		20
Recent Accounting Pronouncements		20

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

ITEM 4.	CONTROLS AND PROCEDURES	22

PART II	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	23

SIGNATURES		24

PART I          FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

VAIL BANKS, INC.
Consolidated Balance Sheets
	September 30,	December 31,
(in thousands, except share data)	2003	2002
ASSETS	(unaudited)
Cash and due from banks	$16,954	24,940
Federal funds sold	94,115	50,040
Investment securities, available for sale	81,278	57,634
Investment securities, held to maturity (fair value of
$455(unaudited) and $731 as of September 30, 2003 and December 31, 2002, respectively)	425	684
Investments in bank stocks, at cost	4,351	3,703
Loans held for sale	6,494	9,879
Gross loans (includes related party loans of $11,135 (unaudited) and $4,733
as of September 30, 2003 and December 31, 2002, respectively)	312,270	331,162
Allowance for loan losses	(3,299)	(3,747)
Net deferred loan fees	(604)	(159)
Premises and equipment, net	38,853	39,005
Interest receivable	2,269	1,914
Goodwill, net	35,970	35,970
Other intangible assets, net	760	816
Other assets	6,239	2,422
	$596,075	554,263
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits (includes related party deposits of $2,131 (unaudited) and $3,425 at September 30, 2003 and December 31, 2002, respectively)
Non-interest bearing	$96,828	97,383
Interest bearing	366,243	331,315
Total deposits	463,071	428,698
Federal funds purchased and securities sold under agreements to repurchase	225	—
Federal Home Loan Bank advances	44,961	30,000
Guaranteed preferred beneficial interest in Company’s subordinated debt	24,000	24,000
Interest payable and other liabilities	3,277	4,080
Total liabilities	535,534	486,778
Minority interest	710	713
Shareholders' equity
Preferred stock – $1 par value; 2,250,000 shares authorized, no shares
issued and outstanding at September 30, 2003 (unaudited) and December 31, 2002, respectively	—	—
Common stock – $1 par value; 20,000,000 shares authorized,
5,311,512 (unaudited) and 5,734,303 issued and outstanding at
September 30, 2003 and December 31, 2002, respectively	5,312	5,734
Additional paid-in capital	33,942	41,123
Retained earnings	20,912	19,492
Accumulated other comprehensive income, net of tax expense of $(197) (unaudited) and $243 at September 30, 2003 and December 31, 2002, respectively	(335)	423
Total shareholders' equity	59,831	66,772
	$596,075	554,263

The accompanying notes are an integral part of these unaudited consolidated financial statements

VAIL BANKS, INC.
Consolidated Statements of Income and Comprehensive Income
(in thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest and dividend income
Loans, including fees	$6,318	7,515	19,860	22,964
Investment securities	850	878	2,847	2,541
Federal funds sold and other short-term investments	191	190	480	433
Total interest and dividend income	7,359	8,583	23,187	25,938
Interest expense
Deposits	1,172	1,260	3,576	3,919
Short-term borrowings	97	57	265	184
Long-term borrowings	342	222	907	542
Guaranteed preferred beneficial interest in Company’s subordinated debt	612	612	1,835	1,835
Total interest expense	2,223	2,151	6,583	6,480
Net interest income	5,136	6,432	16,604	19,458
Provision for loan losses	164	—	414	382
Net interest income after provision for loan losses	4,972	6,432	16,190	19,076
Non-interest income
Deposit related	747	880	2,323	2,660
Mortgage broker fees	1,299	1,207	4,083	3,416
Other	702	1,188	2,070	2,919
	2,748	3,275	8,476	8,995
Non-interest expense
Salaries and employee benefits	4,403	4,166	13,015	12,356
Occupancy	850	807	2,478	2,413
Furniture and equipment	696	711	2,095	2,162
Amortization of intangible assets	19	19	56	56
Other	1,326	1,370	3,569	4,156
	7,294	7,073	21,213	21,143
Income before income tax expense	426	2,634	3,453	6,928
Income tax expense	63	946	978	2,411
Net income	363	1,688	2,475	4,517
Unrealized gain (loss) on available for sale securities, net of taxes
Unrealized holding gains arising during period	(564)	206	(579)	325
Reclassification adjustment for gains included in income	(140)	(144)	(179)	39
Comprehensive (loss) income	$(341)	1,750	1,717	4,881
Earnings per share
Basic	$0.07	0.30	0.47	0.80
Diluted	$0.07	0.29	0.44	0.76
Weighted average common shares
Basic	5,064,981	5,641,412	5,295,502	5,666,207
Diluted	5,498,653	5,909,963	5,689,159	5,937,041
The accompanying notes are an integral part of these unaudited consolidated financial statements

VAIL BANKS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2003	2002
	(unaudited)	(unaudited)

Cash flows from operating activities
Net income	$2,475	4,517
Adjustments to reconcile net income to net cash provided by operating activities
Net amortization of premiums on investment securities	371	249
Provision for loan losses	414	382
Gain on sale of investment securities	(15)	(416)
Gain on sale of loans	(95)	—
Depreciation and amortization	1,724	1,805
Recognition of stock compensation on restricted common stock and stock options	306	187
Deferred income tax expense	(176)	—
Other	(67)	(106)
Changes in operating assets and liabilities
Loans held for sale	3,385	2,821
Interest receivable	(355)	560
Other assets	(728)	(439)
Interest payable and other liabilities	(803)	(401)
Other, net	(3)	11
Net cash provided by operating activities	6,433	9,170

Cash flows from investing activities
Purchases of investment securities, available for sale	(75,312)	(43,498)
Purchases of bank stocks	(648)	(676)
Proceeds from maturities of investment securities, held to maturity	259	157
Proceeds from maturities/calls of investment securities, available for sale	35,623	10,353
Proceeds from sales of investment securities, available for sale	14,490	15,414
Net decrease in loans	14,059	46,249
Purchases of premises and equipment	(1,828)	(2,075)
Proceeds from sales of premises and equipment	78	1,740
Proceeds from sales of foreclosed properties	2,340	607
Net cash (used) provided by investing activities	(10,939)	28,271

Cash flows from financing activities
Net increase (decrease) in deposits	34,373	(14,797)
Net change in federal funds purchased and securities sold under agreements to repurchase	225	—
Net increase in Federal Home Loan Bank advances	14,961	8,900
Proceeds from issuance of common stock	111	160
Repurchase of common stock	(8,020)	(1,273)
Payment of cash dividends on common stock	(1,055)	(929)
Net cash provided (used) by financing activities	40,595	(7,939)
Net increase in cash and cash equivalents	36,089	29,502
Cash and cash equivalents at beginning of period	74,980	35,526
Cash and cash equivalents at end of period	$111,069	65,028

VAIL BANKS, INC.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Nine months ended September 30,
	2003	2002
	(unaudited)	(unaudited)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest expense	$6,773	6,786
Income taxes	$1,414	2,280

Non-cash investing and financing transactions Foreclosure of collateralized loans, net of reserve	$4,511	468
Net change in unrealized gain/loss on investment securities available for sale, net of taxes	$(758)	364
Reclassification of idle premises and equipment to other assets	$(274)	—
Reclassification of other assets to premises and equipment	$57	—
Issuance of restricted common stock	$178	117

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

                In the opinion of the Company, all adjustments necessary, consisting of only normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements.  Operating results for the three and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the full year.

                Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

2.  INVESTMENT SECURITIES

               Investment securities consist of the following:

	September 30, 2003		December 31, 2002
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
	(unaudited)	(unaudited)

Securities available for sale
Government agencies	$21,569	21,499	13,299	13,323
State and municipal	20,855	20,512	3,851	3,880
Mortgage-backed securities	34,869	34,850	35,318	35,931
Agency preferred stock	4,517	4,417	4,500	4,500
Total securities available for sale	$81,810	81,278	56,968	57,634

Securities held to maturity
Mortgage-backed securities	$425	455	684	731
Total securities held to maturity	$425	455	684	731

Investments in bank stocks
Federal Home Loan Bank stock	$2,298	2,298	1,650	1,650
Federal Reserve Bank stock	1,869	1,869	1,869	1,869
Bankers’ Bank of the West stock	184	184	184	184
	$4,351	4,351	3,703	3,703

                The following table presents the components of investment income for the three and nine months ended September 30, 2003 and 2002.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Taxable interest income	$502	749	1,907	2,150
Nontaxable interest income	293	77	789	244
Dividends	55	52	151	147
	$850	878	2,847	2,541

3.  LOANS

               Gross loans consist of the following:

(in thousands)	September 30, 2003	December 31, 2002
	(unaudited)

Commercial, industrial and land	$190,852	203,932
Real estate - construction	54,297	55,275
Real estate - mortgage	59,668	62,188
Consumer and other	7,453	9,767

	$312,270	331,162

                As of September 30, 2003 and December 31, 2002, $336,000 and $172,000, respectively, of deposit account overdrafts have been reclassified to loans.

                In the ordinary course of business, the Company had loans receivable from directors, executive officers and principal shareholders (holders of more than five percent of the outstanding shares of common stock) of the Company and their affiliates as follows:

(in thousands)	2003

Balance at January 1, 2003	$4,733
New loans, including renewals **	7,102
Payments, including renewals	(700)
Balance at September 30, 2003 (unaudited)	$11,135
** Comprised of $6,152,000 of new loans and $950,000 relating to the repurchase of a loan participation.

4.  PROVISION AND ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance are summarized as follows:

(in thousands)	2003

Allowance at January 1, 2003	$3,747
Loans charged off	(1,023)
Recoveries on loans previously charged off	161
Provision for loan losses	414
Allowance at September 30, 2003 (unaudited)	$3,299

5.  PREMISES AND EQUIPMENT

            During May 2003, the Company entered into an agreement to sell one of its bank buildings and lease back a minor portion of the space.  The sale is subject to numerous contingencies that have not yet been met.  Assuming the contingencies are met, the transaction is expected to close before the end of 2003 and would result in a gain to the Company.

6.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

            Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date.  At September 30, 2003, the carrying amount of securities sold to secure repurchase agreements was $225,000.  Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.

7.  BORROWINGS

            WestStar is a member of the Federal Home Loan Bank of Topeka (FHLB) and, as a regular part of its business, obtains both short and long-term advances from this FHLB. Advances are collateralized primarily by FHLB stock owned by WestStar and loans secured by certain mortgages or deeds of trust. As of September 30, 2003, the Company’s total borrowing capacity was $105.8 million of which $45.0 million of borrowings were outstanding ($11.4 million was short-term and $33.6 million was long-term) and $24.0 million in the form of stand-by irrevocable letters of credit issued by the FHLB were pledged as collateral for uninsured public fund deposits.

            WestStar has established an unsecured, overnight federal funds line with Bankers’ Bank of the West that expires on August 31, 2004.  As of September 30, 2003, this authorized borrowing line totaled $42.1 million with $0 outstanding.

            WestStar has also established overnight federal funds lines with First Tennessee Bank, N.A. (First Tennessee) totaling $20.0 million.  If drawn upon, $10.0 million will be a secured line and $10.0 million will be an unsecured line.  These lines are subject to cancellation by First Tennessee at any time upon the occurrence of certain conditions.  As of September 30, 2003, no amounts were outstanding under the lines.

8.  SHARHOLDERS’ EQUITY

Stock Repurchase Plan

            On October 15, 2002, the Company’s Board of Directors reauthorized the Company’s stock repurchase program, allowing additional repurchases of up to $10 million through October 2003.  Since inception of the program in March 2001, the Company has repurchased 1,506,880 shares at an average cost of $12.06 per share.  During the first nine months of 2003, the Company repurchased 622,590 common shares at an average cost of $12.88.  Please also see Footnote 12.

Restricted Stock

            The Company accounts for its restricted stock grants in accordance with Accounting Principles Board (APB) Opinion No. 25.  Accordingly, compensation expense is recorded over the vesting period of the restricted stock equal to the value of the restricted shares using the market price of the stock on the grant date.   On February 18, 2003, the Board granted 112,005 shares of restricted stock to several officers of the Company.  The Company is recognizing compensation expense of $1.3 million ratably over the vesting period of

10 years.  On April 25, 2003, the Board granted 18,272 shares of restricted stock to an officer of the Company.  The Company is recognizing compensation expense of $226,000 related to this grant ratably over the vesting period of 10 years.  On May 12, 2003, the Board granted 7,500 shares of restricted stock to an officer of the Company.  The Company is recognizing compensation expense of $92,000 ratably over the vesting period of 10 years.

                During April and May of 2003, the Board granted 40,000 shares of restricted stock to several individuals as an inducement to become officers of the Company.  These shares are unregistered and granted outside of the Vail Banks, Inc. Stock Incentive Plan.  The Company is recognizing compensation expense of $493,000 ratably over the vesting period of 10 years.

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

                The following table presents the net income and weighted average common shares outstanding used to calculate earnings per share for the nine months ended September 30, 2003 and 2002:

	September 30,
(in thousands, except share data)	2003	2002

	(unaudited)
Basic earnings per share computation

Net income available to common shareholders	$2,475	4,517

Weighted average shares outstanding – basic	5,295,502	5,666,207

Basic earnings per share	$0.47	0.80

	September 30,
(in thousands, except share data)	2003	2002
	(unaudited)

Diluted earnings per share computation

Net income available to common shareholders	$2,475	4,517

Weighted average shares outstanding – basic	5,295,502	5,666,207
Shares assumed issued:
Stock options	147,801	128,162
Restricted stock	245,856	142,672

Weighted average shares outstanding – diluted	5,689,159	5,937,041

Diluted earnings per share	$0.44	0.76

                 During the nine months ended September 30, 2002, options to purchase an average of 48,000 shares of common stock at an average exercise price of $12.03 per share were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market prices of the common stock during such periods.  During the nine months ended September 30, 2003, there were no anti-dilutive stock options.

Stock Options

                On February 10, 2003, the Board approved the grant of 26,000 stock options under the Vail Banks, Inc. Stock Incentive Plan (the Plan) to employees and directors of the Company.  On May 12, 2003, the Board approved the grant of 7,500 stock options under the Plan to an employee of the Company.

                Also on May 12, 2003, the Board approved the grant of 6,250 stock options to several individuals as an inducement to become officers of the Company.  The options were granted outside of the Plan and when exercised, these stock options will result in the employees receiving unregistered shares of stock.

                The Company accounts for its stock options in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to expense over the vesting period the fair value of stock‑based awards as measured on the date of grant.  Alternatively, SFAS 123 allows entities to apply the provisions of APB Opinion No. 25 while disclosing pro forma net income and pro forma earnings per share for employee stock option grants made in 1995 and future years as if the fair‑value-based method defined in SFAS 123 had been applied.  The Company has elected to apply the accounting provisions of APB Opinion No. 25 to employee stock option grants and provide the pro forma disclosure provisions of SFAS 123.  Accordingly, stock-based compensation expense for employee option grants is not recognized in the consolidated financial statements, as options granted under the Plan generally have an exercise price equal to the market value of the underlying common stock on the date of grant.  However, during May 2002, approximately 20,000 stock options were granted at a strike price below market value.  The Company recognized $4,000 and $7,000, respectively, of compensation expense during the nine months ended September 30, 2003 and 2002 related to these options.  Any non-employee stock option grants are accounted for under SFAS 123.

                The fair value of each employee stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model.  The following weighted-average assumptions were used:

	2003	2002
	(unaudited)	(unaudited)
Dividend yield	2.0%	2.0%
Expected life	7 years	6 years
Expected volatility	27.5%	27.0%
Risk-free interest rate	3.6%	4.8%

                Had the Company determined compensation cost based on the fair value accounting provisions prescribed by SFAS 123 and using the assumptions listed above, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share data)	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income
As reported	$363	1,688	2,475	4,517
Deduct: Total stock-based employee compensation determined under the fair value method, net of tax	(20)	(59)	(161)	(211)
Pro forma	$343	1,629	2,314	4,306

Earnings per share - basic
As reported	$0.07	0.30	0.47	0.80
Pro forma	$0.07	0.29	0.44	0.76

Earnings per share - diluted
As reported	$0.07	0.29	0.44	0.76
Pro forma	$0.06	0.27	0.39	0.71

9.  REGULATORY MATTERS

            As of September 30, 2003, the Company met all capital adequacy requirements to which it was subject.  As of that date, the Company had Tier 1 and Total Risk-Based Capital ratios of 12.17% and 14.09%, respectively, and a Leverage ratio of 7.86%.  Regulatory guidelines permit the Company’s trust preferred securities to be included in the calculation of Tier 1, Total Risk-Based capital, and the Leverage Ratio, subject to certain limitations.

            As of September 30, 2003, WestStar met all capital adequacy requirements to which it was subject and exceeded the minimum ratios to be designated as “well-capitalized.”  As of September 30, 2003, WestStar had Tier 1 and Total Risk-Based Capital ratios of 12.41% and 13.32%, respectively, and a Leverage ratio of 8.00%.

10.  SEGMENT INFORMATION

            Information about reportable segments and reconciliation of such information to the consolidated financial statements for the nine months ended September 30 is as follows:

	Nine Months Ended September 30, 2003 (unaudited)
		Mortgage
(in thousands)	Banking	Brokerage	Other	Total

Condensed income statement

Total income	$27,582	4,078	3	31,663
Total expense	21,739	3,244	3,227	28,210
Income before income taxes	5,843	834	(3,224)	3,453
Income taxes	1,853	306	(1,181)	978
Net income	$3,990	528	(2,043)	2,475

	Nine Months Ended September 30, 2002 (unaudited)
		Mortgage
(in thousands)	Banking	Brokerage	Other	Total

Condensed income statement

Total income	$31,518	3,411	4	34,933
Total expense	22,192	2,750	3,063	28,005
Income before income taxes	9,326	611	(3,059)	6,928
Income taxes	3,309	233	(1,131)	2,411
Net income	$6,017	428	(1,928)	4,517

11.  RECENT ACCOUNTING PRONOUNCEMENTS

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

                During April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  This statement is effective for contracts entered into or modified after June 30, 2003, except for certain circumstances, and for hedging relationships designated after June 30, 2003.  The Company does not utilize derivative instruments or engage in hedging activities.  Accordingly, adoption of this standard did not have an effect on the Company’s consolidated financial condition or results of operations.

                During May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability when previously it was classified as equity.  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance of the statement and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.  The Company adopted this statement on July 1, 2003.  Adoption of this statement did not have an effect on the Company’s consolidated financial condition or results of operations.

12.  SUBSEQUENT EVENTS

                On October 20, 2003, the Board of Directors declared a regular quarterly dividend of $0.07 per share payable on November 14, 2003 to shareholders of record on October 31, 2003.

                On October 20, 2003, the Board of Directors reauthorized the Company’s stock repurchase program.  The total amount of repurchases under the program, both previously completed and allowable up to January 20, 2004, aggregate approximately $19 million.

                Between October 1, 2003 and October 31, 2003, the Company repurchased 28,500 shares of common stock at a total cost of approximately $410,000, or $14.40 per share.

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

Basis of Presentation

                The following discussion and analysis provides information regarding the Company’s financial condition as of September 30, 2003, and its results of operations for the nine and three months ended September 30, 2003, in comparison to the nine and three months ended September 30, 2002. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Overview

            Net income was $2.5 million for the nine months ended September 30, 2003, down from $4.5 million for the nine months ended September 30, 2002, a decrease of 45%.  Net income was $363,000 for the three months ended September 30, 2003, down from $1.7 million for the three months ended September 30, 2002, a decrease of 78%.

            Diluted earnings per share for the nine months ended September 30, 2003, was $0.44 compared to $0.76 for the nine months ended September 30, 2002, a decrease of 42%.  Diluted earnings per share for the three months ended September 30, 2003, was $0.07 compared to $0.29 for the three months ended September 30, 2002, a decrease of 76%.

            The annualized return on average assets was 0.56% for the nine months ended September 30, 2003 compared to 1.07% for the nine months ended September 30, 2002, and 0.24% for the quarter ended September 30, 2003, compared to 1.19% for the quarter ended September 30, 2002.

            The annualized return on average equity was 5.21% for the nine months ended September 30, 2003 compared to 9.33% for the nine months ended September 30, 2002, and 2.39% for the quarter ended September 30, 2003, compared to 10.20% for the quarter ended September 30, 2002.

            During May 2003, the Company announced plans to expand its presence in the Denver Front Range market, a key Colorado market.  The Company intends to open additional banking offices over a period of years as market opportunities and availability of executive talent dictates.  The first new Denver office was opened during July 2003 and net expenses for this new branch were $255,000, after tax, through September 30, 2003.

            During third quarter 2003, the Company broke ground on a new facility in Glenwood Springs to replace an existing branch building.

Results of Operations

                Net Interest Income.  Net interest income, on a fully tax-equivalent basis (FTE), decreased by $2.6 million, or 13% to $17.0 million for the nine months ended September 30, 2003 from $19.6 million for the nine months ended September 30, 2002.     Net interest income FTE decreased by $1.2 million, or 18% to $5.3 million for the three months ended September 30, 2003 from $6.5 million for the three months ended September 30, 2002.   The net interest margin on an FTE basis was 4.60% and 4.15% for the nine and three months ended September 30, 2003 as compared to 5.58% and 5.49% for the comparable periods in 2002.  Net interest margin is influenced by the level and relative mix of earning assets, interest bearing liabilities, non-interest bearing liabilities and shareholders’ equity as well as the cost of interest bearing liabilities as compared to the yield on earning assets.   The decrease in net interest margin during the first nine months of 2003 was primarily due to (1) an $18.9 million decrease in loan volumes since December 31, 2002 as a result of the soft economy and more conservative underwriting policies.  This has resulted in additional liquidity that the Company has used to purchase lower yielding investments and federal funds sold.  At the same time, the Company (2) capitalized on the low interest rate environment and its wholesale funding source to extend fixed rate financing to several customers, thereby locking in a spread.  These borrowings came at a higher interest cost than deposits.  Also contributing to the decrease in net interest margin was (3) the 25 basis point interest rate cut implemented by the Federal Reserve during second quarter 2003 and the 50 basis point cut during November 2002.  Finally, (4) the Company deferred more loan fees in the first nine months of 2003 compared with the first nine months of 2002.  During the first nine months of 2003, the Company deferred $644,000 in loan fees, reflecting a more conservative approach that more closely recognizes loan fee income over the lives of the related loans.  A portion of the deferral also included fees on long-term loans now being funded with long-term borrowings.  A substantial portion of such deferred fees will be recognized as income in subsequent quarters.

                Interest income FTE decreased to $23.6 million and $7.5 million for the nine and three months ended September 30, 2003, as compared to $26.1 million and $8.6 million for the nine and three months ended September 30, 2002, despite the fact that average earning assets increased during this period.  Average earning assets increased 5%, from $469.2 million for the nine months ended September 30, 2002 to $494.6 million for the nine months ended September 30, 2003.  Subsequent to September 30, 2002, the mix of earning assets shifted away from higher yielding loans toward lower yielding investment securities and federal funds sold.  During the first nine months of 2003, average loans declined to 66% of earning assets as compared to 77% during the first nine months of 2002 while federal funds sold and investment securities increased to 32% of earning assets as compared to 22% during the first nine months of 2002.  See discussion of these fluctuations, above.  During this time, loans had a yield of 8.08% as compared to the 4.43% yield on investment securities and 1.07% yield on federal funds sold.   As a result of this shift, the total yield on average earnings assets decreased 105 basis points to 6.38% for the first nine months of 2003, as compared to 7.43% for the first nine months of 2002.

                Interest expense increased to $6.6 million and $2.223 million for the nine and three months ended September 30, 2003, as compared to $6.5 million and $2.151 million for the corresponding periods in 2002.  This increase was primarily due to a $13.6 million increase in average borrowings and a $16.3 million, or 5%, increase in average interest bearing deposits during the first nine months of 2003 as compared to the first nine months of 2002.  These increases were partially offset by the impact of the 25 basis point decline in interest rates during second quarter and the 50 basis point decline in interest rates during November 2002 as well as the effect of maturing certificates of deposit renewing at significantly lower interest rates.  As a result, the total cost of interest-bearing liabilities decreased 12 basis points to 2.05% for the first nine months of 2003, as compared to 2.17% for the first nine months of 2002.   This decrease in cost of interest bearing liabilities, however, was not in proportion to the decrease in yield on average interest earning assets, resulting in an overall decrease in net interest income for the first nine months of 2003.

            Non-Interest Income. During the nine months ended September 30, 2003, non-interest income decreased by $519,000, or 6%, to $8.5 million for the nine months ended September 30, 2003, from $9.0 million for the nine months ended September 30, 2002.  During the three months ended September 30, 2003, non-interest income decreased by $527,000, or 16%, to $2.7 million for the three months ended September 30, 2003, from $3.3 million for the three months ended September 30, 2002.  These decreases were primarily attributable to a decrease in deposit related service charges and other non-interest income partially offset by an increase in mortgage broker fees.  Deposit related income decreased $337,000 and $133,000, or 13% and 15%, respectively, from the nine and three months ended September 30, 2002 primarily due to $280,000 and $106,000 decreases, respectively, in insufficient funds charges.   Mortgage broker fees increased $667,000 and $92,000 from the nine and three months ended September 30, 2002, respectively, due to continued refinancing activity as a result of low interest rates. Refinancing activity, however, did begin to slow during third quarter 2003, decreasing $35,000, or 3%, from second quarter 2003 levels.  Other non-interest income decreased $849,000 and $486,000, or 29% and 41%, respectively, from the nine and three months ended September 30, 2002 primarily due to the outsourcing of the Company’s merchant card program.  This outsourcing accounted for a $367,000 and $126,000 reduction in other non-interest income and a $362,000 and $97,000 decrease in other non-interest expense for the nine and three months ended September 30, 2003 over the comparable periods in 2002.  Additionally, during the third quarter of 2002, other non-interest income included a $416,000 gain on sale of investment securities.

                Non-Interest Expense.   Non-interest expense increased by $70,000, or less than 1%, to $21.2 million for the nine months ended September 30, 2003, from $21.1 million for the nine months ended September 30, 2002.  Non-interest expense increased by $221,000, or 3%, to $7.3 million for the three months ended September 30, 2003, from $7.1 million for the three months ended September 30, 2002.  These increases are largely attributable to increasing costs of employee related expenses.  Although staffing levels have been reduced, mortgage broker commissions increased $382,000, or 23%, from the first nine months of 2002 due to increased refinancing activity.  Additionally, the Company opened a de novo branch in Denver during the third quarter.  Total non-interest expenses through September 30, 2003 for this new branch were $382,000.  Finally, the Company settled a lawsuit during third quarter at a cost of $150,000.  The lawsuit resulted from actions taken by a former officer at an acquired bank prior to the Company’s acquisition of such bank.  These increases were partially offset by the outsourcing of the merchant card program during first quarter 2003 which resulted in decreased expenses of $362,000 and $97,000 during the nine and three months ended September 30, 2003, respectively.  In addition, fees paid to outside professionals decreased.

                The efficiency ratio increased to 93% for the quarter ended September 30, 2003 and 85% for the nine months ended September 30, 2003, from 73% for the quarter ended September 30, 2002 and 74% for the nine months ended September 30, 2002.  This increase in the efficiency ratio was due to the decline in revenue (net interest income plus non-interest income) of $1.8 million during third quarter 2003 and $3.4 million during the first nine months of 2003, while non-interest expenses increased by $221,000 and $70,000, respectively, during the same periods.

              Income Taxes.  The Company’s effective income tax rate (income tax expense as a percentage of pre-tax income) was 28.3% and 14.8% for the nine and three months ended September 30, 2003 as compared to 34.8% and 35.9% for the nine and three months ended September 30, 2002.  This decrease in the effective income tax rate was primarily due to an increase in tax-exempt interest income generated from municipal securities purchased during 2003.  This tax-exempt interest income also represented a greater percentage of pre-tax income during 2003 than it did during 2002.  In addition, deferred tax expense decreased $45,000 for the nine months ended September 30, 2003.

  Financial Condition

            The Company's assets increased by $41.8 million or 8%, to $596.1 million as of September 30, 2003, from $554.3 million as of December 31, 2002.

            Federal funds sold balances increased by $44.1 million, or 88%, to $94.1 million as of September 30, 2003 from $50.0 million at December 31, 2002.  Investment securities increased to $86.1 million as of September 30, 2003, compared to $62.0 million as of December 31, 2002, a 39% increase.  During this period, quality loan demand decreased while deposits continued to grow, resulting in additional funds to invest.   In response, the Company capitalized on the low interest rate environment and its wholesale funding source to extend fixed rate financing to several customers, thereby locking in a spread.  Between December 31, 2002 and September 30, 2003, FHLB borrowings increased $15.0 million, or 50%.  Additionally, during the third quarter 2003, the Company invested excess liquidity in overnight federal funds due to volatility in the securities markets.

            As of September 30, 2003, loans held for sale decreased $3.4 million, or 34%, from December 31, 2002.  The ending balance of loans held for sale at any particular date is dependent on the timing of the closing and ultimate funding of these loans by the outside investor.  Thus, an increase or decrease in the ending balance is primarily a function of this timing and not indicative of trends in mortgage loan demand.

            Gross loans decreased $18.9 million, or 6%, from December 31, 2002.   This decrease was primarily due to the soft economy and more conservative underwriting policies.

            Premises and equipment decreased by $152,000, or less than 1%, from $39.0 million as of December 31, 2002, to $38.9 million as of September 30, 2003.  This decrease was mainly attributable to $1.7 million of depreciation and amortization expense and the transfer of $274,000 of idle assets to other assets, offset by the purchase of $1.8 million of premises and equipment primarily related to equipment upgrades, remodeling of branches, and the construction of a new branch facility in Glenwood Springs to replace an older building.   During May 2003, the Company entered into an agreement to sell one of its bank buildings and lease back a minor portion of the space.  The sale is subject to numerous contingencies that have not yet been met.  Assuming the contingencies are met, the transaction is expected to close before the end of 2003 and would result in a gain to the Company.

            Deposits increased by $34.4 million, or 8%, from $428.7 million as of December 31, 2002, to $463.1 million as of September 30, 2003.  The increase in deposits was largely attributable to a $22.1 million increase in public funds between December 31, 2002 and September 30, 2003 as well as a focused effort to attract new certificates of deposit at lower rates.  Public funds deposits increased during this time frame due, to some degree, to the collection of property taxes by counties.

            During third quarter 2003, the Company began offering a repurchase agreement product to its customers, primarily in the Denver market, in order to be competitive with other banks in the area.  As of September 30, 2003, securities sold under agreements to repurchase totaled $225,000.

Asset Quality

            Provision and Allowance for Loan Losses.  Provision expense for the nine and three months ended September 30, 2003, was $414,000 and $164,000, respectively, compared to $382,000 and $0, respectively, for the nine and three months ended September 30, 2002.  The allowance for loan losses of $3.3 million as of September 30, 2003, decreased 12% from the $3.7 million level as of December 31, 2002 and represents 1.06% of total loans and 157% of non-performing loans as of September 30, 2003 as compared to 1.13% and 100%, respectively at December 31, 2002.   During this same time period, average loans decreased $24.6 million, or 7%, and non-performing loans decreased $1.6 million, or 44%.  The majority of this reduction was achieved by completing foreclosures and subsequent sales of real estate on several large loans that were on non-accrual, resulting in no further loss to the Company.  The $2.3 million increase from December 2002 in foreclosed properties is primarily due to a single credit for which the Company is well secured and in the process of selling the property.  The Company anticipates no loss on this sale.  Accordingly, the $448,000 decrease in the allowance for loan losses from December 31, 2002 reflects the Company’s revised estimate of probable losses in the loan portfolio.

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

                The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses Analysis (in thousands)	Nine months ended September 30,
	2003	2002
	(unaudited)	(unaudited)
Average total loans	$328,497	362,273

Total loans at end of period	$311,666	344,353

Allowance at beginning of period	$3,747	4,375
Loans charged off	(1,023)	(1,253)
Recoveries on loans previously charged off	161	598
Provision for loan losses	414	382
Allowance at end of period	$3,299	4,102

Annualized net charge-offs to average loans	0.35%	0.24%
Allowance to total loans at end of period	1.06%	1.19%

Non-Performing Assets. The following table presents information regarding non-performing assets as of the dates indicated:

Non-Performing Assets (in thousands)	September 30,
	2003	2002
	(unaudited)	(unaudited)
Nonaccrual loans	$2,105	6,483
Restructured loans	—	—
Total non-performing loans	2,105	6,483
Foreclosed properties	2,496	214
Total non-performing assets	4,601	6,697
Loans 90 days or more past due and accruing	163	243
Total risk assets	$4,764	6,940

Non-performing loans to total loans	0.68%	1.88%

Non-performing assets to loan related assets	1.46%	1.94%

Non-performing assets to total assets	0.77%	1.21%

Risk assets to loan related assets	1.52%	2.01%

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

Liquidity

                Liquidity is a measure of the Company’s ability to meet its commitments and obligations with available funds. These commitments may include paying dividends to shareholders, funding new loans for borrowers, funding withdrawals by depositors, paying general and administrative expenses, and funding capital expenditures. Historically, the Company's primary source of funds has been customer deposits.  Scheduled loan repayments are a relatively stable source of funds.  Deposit inflows and unscheduled loan repayments, which are influenced by fluctuations in the general level of interest rates, returns available on other investments, competition, economic conditions and other factors, are relatively volatile.  Other sources of liquidity include sale or maturity of investment securities and the ability to borrow funds.  Company borrowing may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels).  Company borrowing may also be used on a longer-term basis to support expanded lending and investing activities and to match the maturity or repricing intervals of assets.

                As of September 30, 2003, the Company had cash and cash equivalents (including federal funds sold) of $111.1 million and investment securities of $86.1 million.  Approximately $81.3 million, or 94%, of the Company’s investment portfolio is classified as available-for-sale and can be readily sold, however $65.2 million of this amount has been pledged to secure public fund deposits and $225,000 of this amount has been sold under agreements to repurchase.  Accordingly, these pledged amounts may not be available to meet general liquidity needs.  Based on current plans and business conditions, the Company expects that its cash, cash equivalents, investment securities and available borrowing capacity under its credit facilities, together with any amounts generated from operations, will be sufficient to meet the Company's liquidity requirements for the next 12 months. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

Cash Flows

Net Cash from Operating Activities

                During the nine-month period ended September 30, 2003, cash of $6.4 million was provided by operating activities consisting primarily of net income of $2.5 million plus non-cash expenses of $2.5 million and net decreases in operating assets and liabilities of $1.5 million. Non-cash expenses consisted primarily of $1.7 million of depreciation and amortization expense on premises and equipment, a $414,000 loan loss provision, $371,000 of net amortization of premiums on investment securities, $306,000 of stock compensation, and a reversal of $176,000 of deferred income tax expense.  The net decrease in operating assets and liabilities was primarily due to a $3.4 million decrease in loans held for sale offset by a $728,000 increase in other assets, a $355,000 increase in interest receivable, and an $803,000 decrease in interest payable and other liabilities.

                During the nine-month period ended September 30, 2002, cash of $9.2 million was provided by operating activities consisting primarily of net income of $4.5 million plus non-cash expenses of $2.1 million and net decreases in operating assets and liabilities of $2.6 million. Non-cash expenses consisted primarily of $1.8 million of depreciation and amortization expense on premises and equipment, $249,000 of premium amortization on investment securities, and a $382,000 loan loss provision, offset by $416,000 of gains on sales of investment securities.  The net decrease in operating assets and liabilities was primarily due to a $2.8 million decrease in loans held for sale and a $560,000 decrease in interest receivable, offset by a $439,000 increase in other assets and a $401,000 decrease in interest payable and other liabilities.

Net Cash from Investing Activities

            During the nine-month period ended September 30, 2003, cash of $11.0 million was used for investing activities.  These outflows consisted primarily of the purchase of $76.0 million of investment securities and $1.8 million in purchases of premises and equipment, offset by the maturity and/or calls of $35.9 million of investment securities, $14.5 million of proceeds from the sale of investment securities, a decrease in loans of $14.1 million, and $2.3 million of proceeds from sales of foreclosed properties.

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

Net Cash from Financing Activities

            During the nine-month period ended September 30, 2003, cash of $40.6 million was provided by financing activities consisting primarily of an increase in deposits of $34.4 million and the receipt of $15.0 million of proceeds from FHLB advances, offset by the repurchase of $8.0 million of common stock and the payment of dividends on common stock of $1.1 million.

            During the nine-month period ended September 30, 2002, cash of $7.9 million was used by financing activities consisting primarily of a decrease in deposits of $14.8 million, the repurchase of $1.3 million of common stock and payment of dividends on common stock of $929,000, offset by the receipt of $8.9 million of proceeds from FHLB advances.

Borrowings

            WestStar is a member of the Federal Home Loan Bank of Topeka (FHLB) and, as a regular part of its business, obtains both short and long-term advances from this FHLB. Advances are collateralized primarily by FHLB stock owned by WestStar and loans secured by certain mortgages or deeds of trust. As of September 30, 2003, the Company’s total borrowing capacity was $105.8 million of which $45.0 million of borrowings were outstanding ($11.4 million was short-term and $33.6 million was long-term) and $24.0 million in the form of stand-by irrevocable letters of credit issued by the FHLB were pledged as collateral for uninsured public fund deposits.

            WestStar has established an unsecured, overnight federal funds line with Bankers’ Bank of the West that expires on August 31, 2004.  As of September 30, 2003, this authorized borrowing line totaled $42.1 million with $0 outstanding.

            WestStar has also established overnight federal funds lines with First Tennessee Bank, N.A. (First Tennessee) totaling $20.0 million.  If drawn upon, $10.0 million will be a secured line and $10.0 million will be an unsecured line.  These lines are subject to cancellation by First Tennessee at any time upon the occurrence of certain conditions.  As of September 30, 2003, no amounts were outstanding under the lines.

Dividends

            Payment of dividends is at the discretion of the Board and is determined by taking into account the earnings, capital levels, cash requirements, and the financial condition of Vail Banks and WestStar, as well as applicable government regulations and other relevant factors.  On October 20, 2003, the Board declared a regular quarterly dividend of $0.07 per share payable on November 14, 2003 to shareholders of record on October 31, 2003.

Stock Repurchase Plan

                On October 20, 2003, the Board of Directors reauthorized the Company’s stock repurchase program.  The total amount of repurchases under the program, both previously completed and allowable up to January 20, 2004, aggregate approximately $19 million.  Since inception of the program in March 2001, the Company has repurchased 1,506,880 shares at an average cost of $12.06 per share.  During the first nine months of 2003, the Company repurchased 622,590 common shares at an average cost of $12.88.

Capital Resources

                As of September 30, 2003, shareholders’ equity had decreased $6.9 million, or 10%, to $59.8 million from $66.8 million as of December 31, 2002.  This decrease is primarily related to the repurchase of 622,590 shares of common stock at a cost of $8.0 million, and the payment of common stock dividends of $1.1 million, offset by the retention of $2.5 million of earnings.

            As of September 30, 2003 and 2002, the Company met all capital adequacy requirements to which it was subject.  As of September 30, 2003, the Company had Tier 1 and Total Risk-Based Capital ratios of 12.17% and 14.09%, respectively, and a Leverage ratio of 7.86%.  Regulatory guidelines permit the Company’s trust preferred securities to be included in the calculation of Tier 1, Total Risk-Based capital and the Leverage Ratio, subject to certain limitations.  As of September 30, 2002, the Company had Tier 1 and Total Risk-Based Capital ratios of 13.62% and 15.15%, respectively, and a Leverage ratio of 9.90%.

            As of September 30, 2003 and 2002, WestStar met all capital adequacy requirements to which it was subject and exceeded the minimum ratios to be designated as “well-capitalized.”  As of September 30, 2003, WestStar had Tier 1 and Total Risk-Based Capital ratios of 12.41% and 13.32%, respectively, and a Leverage ratio of 8.00%.  As of September 30, 2002, WestStar had Tier 1 and Total Risk-Based Capital ratios of 12.75% and 13.83%, respectively, and a Leverage ratio of 9.26%.

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

                During April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  This statement is effective for contracts entered into or modified after June 30, 2003, except for certain circumstances, and for hedging relationships designated after June 30, 2003.  The Company does not utilize derivative instruments or engage in hedging activities.  Accordingly, adoption of this standard did not have an effect on the Company’s consolidated financial condition or results of operations.

                During May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability when previously it was classified as equity.  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance of the statement and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.  The Company adopted this statement on July 1, 2003.  Adoption of this statement did not have an effect on the Company’s consolidated financial condition or results of operations.

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

            The Company’s Asset/Liability Management Committee manages interest rate risk.  The principal objective of asset/liability management is to manage the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. To effectively measure and manage interest rate risk, the Company uses computer simulations that determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, investment securities, loans, deposits, and borrowings. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these computer simulations, interest rate risk is quantified and appropriate strategies are developed and implemented.  As of September 30, 2003, the Company has never used interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposures.

            During the first nine months of 2003, Vail Banks experienced increased liquidity, which was used in part to purchase longer-term investment securities.  While the liquidity position increased, the overall balance sheet restructuring increased the asset sensitive nature of the balance sheet.  Therefore, Vail Banks was more sensitive to changes in interest rates at September 30, 2003 than at December 31, 2002.

            During the remainder of 2003, the Company will face risk primarily from the possibility of lower interest rates. Although the Company’s gap position is positive at September 30, 2003, due to the low level of deposit rates, the bank is more sensitive to downward changes in rates.  If rates fall, asset yields will decline faster than the cost of interest bearing liabilities, leading to a decline in the margin. The extent of this decline will depend on the degree to which retail deposit rates change relative to market rates. The 550 basis point reduction in short-term rates by the Federal Reserve Bank since December 2000 effectively repriced a significant portion of the Company’s loan portfolio.  While it also produced an opportunity to reduce funding costs, at the current level of interest rates, further reductions in funding costs may be limited.

Item 4.      CONTROLS AND PROCEDURES

            Company management, including the president and chief financial officer, supervised and participated in an evaluation of the Company’s disclosure controls and procedures (as defined in rules of the Securities and Exchange Commission) as of September 30, 2003.  Based on, and as of the date of, that evaluation, the Company’s president and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective in accumulating and communicating information to management, including the president and chief financial officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted under the Securities and Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

            There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II        OTHER INFORMATION

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits
	10.1	Change in Control Severance Payment Agreement by and between Vail Banks, Inc. and Dan E. Godec, dated August 18, 2003
	10.2	Change in Control Severance Payment Agreement by and between Vail Banks, Inc. and Gary S. Judd, dated August 18, 2003
	31.1	Certification by Lisa M. Dillon, President of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification by Peter G. Williston, Senior Executive Vice President and Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification by Lisa M. Dillon, President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2

Certification by Peter G. Williston, Senior Executive Vice President and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated July 22, 2003, under Item 12.  The report included a press release reporting Vail Banks’ results of operations and financial condition for the second quarter of 2003.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10‑Q to be signed on its behalf by the undersigned thereunto duly authorized.

VAIL BANKS, INC.

Date: November 7, 2003	/s/ Lisa M. Dillon Lisa M. Dillon President

Date: November 7, 2003	/s/Peter G. Williston Peter G. Williston Senior Executive Vice President and Chief Financial Officer