Form 10-K
period 2003-12-31
VAIL BANKS INC
filed 2004-03-30
CIK 1035770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-25081

VAIL BANKS, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1250561
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

0015 Benchmark Road, Suite 300, P.O. Box 6580, Avon, Colorado 81620
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (970) 476-2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes   ☐  No   ☒.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the registrant’s most recently completed second fiscal quarter:  As of June 30, 2003, 5,489,139 shares of common stock, $1.00 par value, were issued and outstanding with an aggregate value of $41,475,493 held by non-affiliates (based on market value of $13.55 per share) (computed by reference to the price at which the common stock was sold.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of February 29, 2004, there were issued and outstanding 5,298,093 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 17, 2004, are incorporated by reference into Part III.

VAIL BANKS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS
General
History
Community Banking Philosophy
Growth Strategies
Segment Information
Products and Services
Competition
Administration of WestStar
Technology
Associates
Risk Factors
Supervision and Regulation
Executive Officers of Vail Banks

ITEM 2. PROPERTIES..
ITEM 3. LEGAL PROCEEDINGS..
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information
Holders
Dividends

ITEM 6. SELECTED FINANCIAL DATA.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
Critical Accounting Policies and Estimates
Certain Factors Affecting Forward-Looking Statements
Results of Operations
Financial Condition
Related Party Transactions
Liquidity and Interest Rate Sensitivity
Capital Resources
Recent Accounting Pronouncements

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative Disclosures About Market Risk
Qualitative Disclosures About Market Risk

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ITEM 9A. CONTROLS AND PROCEDURES.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
ITEM 11. EXECUTIVE COMPENSATION.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
ITEM 15. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS
Independent Auditors’ Report
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

SIGNATURES

PART I

ITEM 1.  BUSINESS.

General

Vail Banks, Inc. (Vail Banks) is a bank holding company headquartered in Avon, Colorado with consolidated assets of $575.6 million at December 31, 2003. Vail Banks has three wholly-owned subsidiaries, WestStar Bank (WestStar), Vail Banks Statutory Trust I, and Vail Banks Statutory Trust II.  Additionally, WestStar and Vail Banks own a 54.04% interest in Avon 56 Limited, a real estate partnership, and WestStar owns a 100% interest in First Western Mortgage Services, Inc. (First Western), a retail mortgage lending company.  All entities are collectively referred to herein as the Company or Vail Banks.  The Company intends to merge First Western into WestStar by the end of the second quarter 2004.

WestStar is a Colorado state bank with 22 retail offices located primarily in the “Western Slope” and “Front Range” regions of Colorado.  It was formed in 1977 as a community bank to serve the local residents and businesses of Vail. In 1993, Vail Banks was formed as a bank holding company for WestStar. Vail Banks has maintained WestStar’s position as an institution offering a relatively broad range of convenient banking services delivered with personalized customer service.

The ‘‘Western Slope,’’ includes Summit County (which includes the Breckenridge, Keystone and Copper Mountain ski resorts), Grand County (which serves the Winter Park ski resort), Eagle County (which includes the Vail and Beaver Creek ski resorts), Delta County, Garfield County, Pitkin County (which serves the Aspen and Snowmass ski resorts), Mesa County, Montrose County, San Miguel County (which includes the town and ski resort of Telluride), and Routt County (which includes the town and ski resort of Steamboat Springs).  The “Front Range”, includes Denver and Estes Park. These areas of Colorado are home to a variety of commercial, recreational, entertainment, and cultural enterprises.

The Western Slope has experienced growth in past years, primarily as a result of an expanding market for first and second homes, and summer and winter tourism. As the year-round population of this region has grown, local businesses have prospered by servicing this growth. Consequently, a large concentration of Vail Banks’ business is in construction lending and providing banking services for small-to-medium size businesses in its markets. To meet the growing needs of its customers and to prepare for future growth, Vail Banks has developed a strong infrastructure by expanding its computer technology and centralizing certain administrative, processing, accounting and other operational functions.

Vail Banks’ growth has been designed to maintain customer loyalty through continuity of operations and associates. Historically, shareholders of entities merged into Vail Banks, who are typically members of the local community, have elected to hold ownership stakes in Vail Banks after the merger. The additions of Bank of Telluride (founded in 1969), Western Colorado Bank (founded in 1950), Glenwood Independent Bank (founded in 1955) and United Valley Bank (founded in 1908) expanded Vail Banks’ presence in Western Slope and Front Range markets, as these were well-established community banks that had significant local sponsorship. Several directors of the Company, as well as both its Chairman and President, have been associated with WestStar for more than ten years. Additionally, several WestStar directors who previously served as directors of acquired institutions had been associated with those banks for more than ten years.

History

In December 1993, Vail Banks commenced operations by acquiring 100% of the outstanding shares of WestStar, which opened in December 1977. Since that time, Vail Banks has grown through a combination of internal growth, de novo establishment of retail offices and external growth, including the acquisition of community banks.  In 1994, WestStar converted from a national bank charter to a state bank charter.  In 2003, the Company opened a new branch in the Tech Center area of Denver in order to expand its Denver and Front Range presence.

Community Banking Philosophy

WestStar provides a relatively broad range of banking products and services to consumers and businesses in all of its retail offices.  Retail offices are operated with the goal of offering individualized customer service and providing superior financial services. Many administrative operations, such as data processing, loan administration, account reconciliation and maintenance, accounting, compliance and broad policy decisions are centralized to ensure consistency, accuracy and efficiency and to allow our associates to concentrate on providing superior customer service.  The managers and associates of each retail office focus on day-to-day customer service, business development and selling.  Management of Vail Banks believes that this organizational structure allows retail offices to offer the individualized customer service of a community bank while maximizing the benefits of technological expertise, operating synergies and other administrative cost savings and efficiencies.

Management is committed to investing in its communities. Executive officers and regional presidents live in the communities served by their retail offices, and Vail Banks encourages board members and bank associates to be actively involved in civic and public service activities in their communities.

Growth Strategies

Vail Banks intends to enhance and solidify its position as a major provider of banking services for individuals and small-to-medium size businesses on the Western Slope and the Front Range. As a result of its significant investment in retail offices, technology and administration infrastructure, management believes that Vail Banks’ growth, both internally and by merger or acquisition, has been efficiently integrated.

Vail Banks believes that it will grow primarily through expansion of its existing market share and de novo establishment of retail offices.  From December 1995 to December 2003, Vail Banks completed eight mergers and acquisitions and opened eight de novo branches.

During the past two years, the Company did not experience the same rate of growth that it had in prior years.  Gross loans were $312.5 million at December 31, 2003 and $331.0 million at December 31, 2002, as compared to $391.7 million at December 31, 2001.  This decrease was primarily due to the softening of the economy, a conservative underwriting policy and an internal focus on resolving problem loans.  The Company believes these decreases were temporary and expects that loan volume will increase as the economy recovers.

Expansion of Existing Market Share.     Vail Banks intends to increase its overall market share in its markets by solidifying relationships with current customers and attracting new customers who desire a local banking relationship. Management believes that this can be accomplished by (1) evaluating the needs of its existing and potential customers to determine ways to enhance services and products, (2) increasing the focus on sales training and motivating its associates, (3) providing personalized customer service, and (4) further implementing technological advances to make banking more efficient and convenient.

De Novo Establishment of Retail Offices.     Vail Banks intends to continue to expand by opening new retail offices.  Management believes that initially establishing a small presence in growing communities positions Vail Banks to expand with the community, thereby fostering a local identity with existing businesses and consumers in these communities, as well as offering new customers an alternative to impersonal, institutional banks.  Additionally, management has committed to establishing additional banking locations to expand its presence in the Front Range market.  Such offices will be opened over a period of years as market opportunities and availability of banking talent dictate.

Mergers and Acquisitions.     Vail Banks’ merger and acquisition strategy will be a secondary approach for growth opportunities.  Previously, Vail Banks increased its market share in its existing markets and attractive new markets by merging with well-established community banks. In assessing future mergers, Vail Banks will focus primarily on credit quality, financial performance, market share, management, location, community demographics, strength of the local economy, potential merger synergies and the terms of the transaction. Management believes that merging with established banks and then methodically integrating their operations into Vail Banks allows Vail Banks to offer its relatively broad range of products and services while maintaining the merged bank’s reputation and community ties. Vail Banks’ strategy is to streamline operations judiciously to optimize the balance between cost savings and minimizing the interruption of community-based services of the acquired bank.

Segment Information

Segment information is presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information.  This standard is based on a management approach that requires segmentation based on the Company’s internal organization and internal monitoring of operations.  During 2003 and 2002, the Company had two reportable segments, banking (WestStar) and mortgage origination (First Western).  During 2001, the Company had only one segment, banking, that met the quantitative threshold for disclosure.  The banking segment provides a full range of commercial and consumer banking products to customers including deposit products, commercial loans, real estate loans, consumer loans and other business services.  The banking segment’s principal source of income is the net spread between the interest earned on loans and investment securities and the interest cost associated with the deposits and borrowings used to finance such loans and investments.  The mortgage origination segment originates mortgage loans and sells them to investors in the secondary market.  Its principal source of income is the origination and processing fees.  These two segments are strategic business units that offer different products and services.  They are managed separately because each segment appeals to different markets and accordingly, requires different technology and marketing strategies.

Information about reportable segments and reconciliation of such information to the consolidated financial statements as of and for the years ended December 31, 2003, 2002 and 2001 is contained in “Notes to Consolidated Financial Statements—Note 23” contained in Item 15 of this Annual Report on Form 10-K.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in “Notes to Consolidated Financial Statements—Note 1” contained in Item 15 of this Annual Report on Form 10-K.  Management evaluates the performance of each segment based on profit or loss from operations.  Certain administrative costs, however, are borne by the banking segment and are not allocated to the mortgage origination segment.  Accordingly, the information presented is not necessarily indicative of the segments’ financial condition and results of operations had each been operating as independent entities.  The measurements used in reporting these segments are the same as those reviewed monthly by executive management.

Parent company financial information is deemed to represent an overhead function rather than an operating segment.  Also included in this category are expenses related to the guaranteed preferred beneficial interests in Vail Banks’ subordinated debentures (trust preferred securities).

The Company does not have a customer from whom it derives 10 percent or more of its revenues and operates in only one geographical area.

Products and Services

WestStar serves the banking needs of its business and consumer customers by providing a relatively broad range of commercial and consumer banking products and services in all of its communities. These products and services include short-term and medium-term loans, revolving credit facilities, accounts receivable financing, equipment financing, short-term commercial mortgage lending and mortgage broker services, installment loans, home improvement loans, short-term loans for the purchase or refinancing of principal residences or second homes, personal banking through internet and telephone access, safe deposit box services and various savings accounts, money market accounts, time certificates of deposit and checking accounts, automated teller machines, depository services, corporate cash management services and repurchase agreements.  First Western originates mortgage loans and sells them to investors in the secondary market.

Lending.     WestStar offers loans for business and consumer purposes and focuses its lending activities on individuals and small-to-medium size businesses.  Lending activities are funded primarily from core deposits gathered in the local communities. Loan products are concentrated in relatively short-term, variable rate loans, with 48% of the loans at December 31, 2003 having remaining terms of less than one year.  Collateral for loans is concentrated in real estate and operating business assets. First Western offers an array of residential mortgage products.  The lending activities of the Company are not seasonal in nature.

Deposits.     WestStar offers a relatively broad range of depository products including checking, savings and money market accounts, and certificates of deposit.  Deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to statutory limits.  Within ranges set by policies determined by WestStar’s executive management, regional presidents have local authority to determine the type, mix and pricing of the depository products offered to best compete in a retail office’s particular marketplace.  Additionally, because many of WestStar’s markets are located in resort areas, deposits tend to trend upward during the ski season.  However, increases in deposits in non-resort markets have reduced the overall impact of such seasonality.

Other Services.     WestStar offers its customers the flexibility of monitoring their loan and deposit account activity and conducting some banking transactions, including the receipt of electronic statements, 24 hours a day from their homes or businesses via www.weststarbank.com on the internet. Additionally, telephone access allows customers to receive current account balances, deposit status, checks paid, withdrawals made, loan status, loan amounts due and other specifics relating to services provided by WestStar. As of February 29, 2004, WestStar had 19 automated teller machines, 14 that were located at WestStar’s retail offices and 5 that were located at other locations.

Competition

The banking business is highly competitive and the profitability of WestStar depends principally upon its ability to compete in its markets. WestStar competes with other banks, savings institutions, credit unions, finance companies, brokerage and investment banking firms, insurance companies, asset-based lenders and certain other nonfinancial institutions, including retail stores that offer credit programs and governmental organizations that offer financing programs. Many competitors of WestStar have much greater financial resources, greater name recognition and more offices than WestStar. Some of these entities and institutions are not subject to the same regulatory restrictions as WestStar. WestStar believes it has been able to compete effectively with its competitors by emphasizing customer service, technology and local decision-making, by establishing long-term customer relationships and building customer loyalty, and by providing products and services designed to address the specific needs of its customers.

The factors affecting competition include banking and financial services provided, customer service and responsiveness, customer convenience and office location. Vail Banks believes that WestStar will continue to compete successfully in its communities in which it operates and that its competitive strengths include its reputation for developing and retaining banking relationships, responsiveness to customer needs and individualized customer service, and skilled, resourceful associates. Vail Banks believes that large, institutional banks cannot or are unwilling to offer a high level of individualized customer service, and that WestStar’s customers and potential customers choose to bank with WestStar to take advantage of this attention while also receiving products and services at competitive prices. Vail Banks further believes that the community commitment and involvement of its associates and its commitment to providing quality financial services are factors that should allow it to continue to maintain and improve its competitive position.

First Western competes with both retail and internet mortgage brokers.  These competitors may have greater financial or other resources than First Western.  First Western has been able to compete effectively with its competitors due to its desirable array of mortgage products and its longevity in the mortgage origination business as well as the longevity of certain of its loan officers with First Western.

Vail Banks also faces competition in acquiring financial institutions. Colorado has experienced a significant consolidation of its banking industry, and many large holding companies with greater resources than Vail Banks (including several out-of-state holding companies) are pursuing acquisitions in Colorado. This competition affects the acquisition opportunities for Vail Banks and can affect the cost of such acquisitions.

Administration of WestStar

The retail offices operate through a customer driven organization. Regional presidents operate with significant customer service-oriented local autonomy, within policies established by WestStar’s executive management, to provide financial services, make lending decisions, sell products and present a favorable impression of WestStar to the community in order to attract new customers and retain existing ones.

Administrative services, oversight and support to the retail offices, including data processing, accounting services, investments, credit policy formulation, loan administration, a customer service center, internet banking support, other customer service assistance, and audit and compliance review are centralized at the Vail Banks’ administrative center in Gypsum.

Management believes that by standardizing products, services and systems, and providing appropriate centralized support, retail office associates can concentrate on customer service and community relations. Management also believes that continued centralization of services benefits the individual retail offices by lowering expenses of administration and data processing services, streamlining credit administration and supervision, and facilitating compliance with the requirements of complex banking regulations. Vail Banks believes that autonomy at the retail office level allows its banking subsidiary to better serve customers in their respective communities, and thus enhances business opportunities and operations.

Technology

Vail Banks’ use of advanced technology enables it to offer customers fast, efficient services and connects all of WestStar’s associates with on-line access to information concerning all customer account data. Additionally, advanced hardware and software have been installed that allow images to be taken of all items (checks, deposit tickets and payments).  Once processed, the images are simultaneously associated with the appropriate customer’s account, where they are stored and retrieved to be printed with customer statements or delivered to the customer in the form of an electronic statement.  An imaging system also allows, via a data network, instant access at all retail offices to loan files, customer signature cards and other data that was previously available only at the administrative center or the originating retail office.  Vail Banks believes that its technology platform is among the most advanced for banks of its size in Colorado and provides it with the resources to continue to offer leading-edge services to customers.

Associates

As of February 29, 2004, the Company employed 242 persons, 231 on a full-time basis and 11 on a part-time basis. The Company is not a party to any collective bargaining agreement, and believes that its employee relations are good.

Risk Factors

Need for Additional Financing

Vail Banks’ success may depend on its ability to obtain additional debt or equity funding. Vail Banks cannot assure that it will be successful in consummating any future financing transactions.  Factors that could affect Vail Banks’ access to the capital markets, or the costs of such capital, include (1) changes in interest rates, (2) general economic conditions and the perception in the capital markets of Vail Banks’ business, (3) results of operations, (4) leverage, (5) financial condition and (6) business prospects. Each of these factors is to a large extent subject to economic, financial, competitive and other factors beyond Vail Banks’ control. Borrowing restrictions contained in certain regulations which apply to Vail Banks and WestStar may also have an effect on Vail Banks’ ability to obtain additional financing. Vail Banks’ future credit facilities may significantly restrict its ability to incur additional indebtedness. Vail Banks’ ability to repay any then outstanding indebtedness at maturity may depend on its ability to refinance such indebtedness. Its ability to refinance could be adversely affected if Vail Banks is not able to sell additional debt or equity securities on terms reasonably satisfactory to Vail Banks.

Local Economic Conditions

The success of Vail Banks depends to a significant extent upon general economic conditions in the communities it serves. Vail Banks primarily operates in the Western Slope region of Colorado. Some parts of the Western Slope are largely dependent on seasonal tourism that particularly affects small-to-medium size businesses. These businesses are a significant portion of Vail Banks’ customers. The seasonality of Vail Banks’ business in those areas results in fluctuations in deposit needs. Deposits tend to trend upward during the ski season.

In addition, a decline in the economy of the Western Slope region or the Front Range region, where the Company has operations, could have a material adverse effect on Vail Banks’ business. A decline could affect (1) the demand for new loans, (2) refinancing activity, (3) the ability of borrowers to repay outstanding loans, (4) the value of loan collateral and (5) loan volumes.  A decline could also adversely affect asset quality and net income. See ‘‘Business—General’’ in this Item 1.

Dependence Upon Key Personnel

The continued success of Vail Banks substantially depends on the efforts of the directors and executive officers of Vail Banks. Vail Banks particularly depends on E.B. Chester, Jr., Lisa M. Dillon and Gary S. Judd. The success of Vail Banks depends in large part on the retention of these and other key management personnel. It also depends on Vail Banks’ ability to hire and retain additional qualified associates in the future. Neither Mr. Chester, Ms. Dillon, nor Mr. Judd have entered into employment agreements with Vail Banks. Vail Banks does not maintain key-person life insurance coverage on any of them.

Certain Anti-Takeover Provisions

Vail Banks’ Articles of Incorporation and Bylaws contain certain provisions that may delay, discourage or prevent an attempted acquisition or change in control of Vail Banks. These provisions include (1) a Board of Directors classified into three classes of directors with the directors of each class having staggered, three-year terms and providing for the removal of directors only for cause, (2) noncumulative voting for directors, and (3) the ability of the Board of Directors of Vail Banks to issue shares of preferred stock of Vail Banks without shareholder approval. The preferred stock may be issued upon any terms that the Board of Directors may determine. The issuance of preferred stock may provide desirable flexibility in connection with possible mergers, acquisitions and financings and may be used for other corporate purposes.  However, the issuance of preferred stock may make it more difficult for a third party to acquire, or could discourage a third party from acquiring, a controlling interest in Vail Banks.

Government Regulation

The banking industry is regulated by federal and state regulatory authorities. Regulations substantially affect the business and financial results of all financial institutions and holding companies, including WestStar and Vail Banks. The Board of Governors of the Federal Reserve System (the Federal Reserve) supervises and regularly examines Vail Banks and WestStar.  Additionally, the Colorado Division of Banking (CDB) supervises and regularly examines WestStar.  Federal and state banking law regulates and limits Vail Banks’ credit extensions, securities purchases, dividend payments, acquisitions, branching and many other aspects of the banking business. Banking laws are designed primarily to protect depositors and customers, not investors. These laws include, among other things, (1) minimum capital requirements, (2) limitations on products and services offered, (3) geographical limits, (4) consumer credit regulations, (5) community investment requirements and (6) restrictions on transactions with affiliated parties.

Financial institution regulation has been the subject of significant legislation in recent years. This regulation may be the subject of further significant legislation in the future. Vail Banks has no control over changes in regulation.  Vail Banks cannot predict the impact of changes in such regulations on Vail Banks’ business and profitability. Changes in regulation could adversely affect Vail Banks’ financial condition and results of operations. See ‘‘Supervision and Regulation’’ in this Item 1.

Competition

The banking business is highly competitive. The profitability of WestStar depends principally upon its ability to compete in its market areas. WestStar competes with other banks, savings institutions, credit unions, finance companies, brokerage and investment banking firms, insurance companies, asset-based lenders and certain other nonfinancial institutions, including retail stores which offer credit programs and governmental organizations that offer financing programs.  Many competitors have greater financial and other resources than WestStar. WestStar has been able to compete effectively with other financial institutions by (1) emphasizing customer service, technology and local office decision-making, (2) establishing long-term customer relationships and building customer loyalty, and (3) providing products and services designed to address the specific needs of its customers. WestStar may not be able to continue to compete effectively in the future. In addition, First Western competes with both retail and internet mortgage brokers.  These competitors may have greater financial or other resources than First Western.  See ‘‘Business—Competition’’ in this Item 1.

Control by Management

As of February 29, 2004, the directors and executive officers of Vail Banks beneficially own approximately 49% of the outstanding common stock, 23% of which is beneficially owned by E.B. Chester, Jr., Chairman of Vail Banks. Accordingly, these persons will have substantial influence over the business, policies and affairs of Vail Banks, including the ability to potentially control the election of directors and other matters requiring shareholder approval by simple majority vote.

Interest Rate Risk

Vail Banks’ earnings depend to a great extent on its net interest income. Net interest income is the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings. The net interest margin is highly sensitive to many factors that are beyond Vail Banks’ control. These factors include general economic conditions and the policies of various governmental and regulatory authorities. Changes in the discount rate or targeted federal funds rate by the Federal Reserve usually lead to general changes in interest rates. These interest rate shifts affect Vail Banks’ interest income, interest expense and investment portfolio. Also, governmental policies, such as the creation of a tax deduction for individual retirement accounts, can increase savings and affect the cost of funds. From time to time, the interest rate structures of earning assets and liabilities may not be balanced, and a rapid increase or decrease in interest rates could have an adverse effect on the net interest margin and results of operations of Vail Banks. Vail Banks cannot predict the nature, timing and effect of any future changes in federal monetary and fiscal policies.

Supervision and Regulation

The following discussion of statutes and regulations affecting bank holding companies and banks is a summary thereof and is qualified in its entirety by reference to such statutes and regulations.  This explanation does not purport to describe state, federal or Nasdaq National Market supervision and regulation of general business corporations or Nasdaq listed companies.

General.  Vail Banks is a registered bank holding company subject to regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the Act).  Vail Banks is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve.

The Act requires every bank holding company to obtain the Federal Reserve’s prior approval before (1) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (2) it or any of its non-bank subsidiaries may acquire all or substantially all of the assets of a bank; and (3) it may merge or consolidate with any other bank holding company.  In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities.  This prohibition does not apply to activities listed in the Act or found by the Federal Reserve, by order or regulation, to be closely related to banking or managing or controlling banks as to be a proper incident thereto.  Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking include:

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

Although the activities of bank holding companies have traditionally been limited to the business of banking and activities closely related or incidental to banking, the Gramm-Leach-Bliley Act relaxed the previous limitations, permitting bank holding companies to engage in a broader range of financial activities.  Specifically, bank holding companies may now elect to become financial holding companies which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature.  Among the activities that are deemed “financial in nature” are:

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

Under the Gramm-Leach-Bliley Act, the Federal Reserve Board serves as the primary “umbrella” regulator of financial holding companies with supervisory authority over each parent company and limited authority over its subsidiaries.  The primary regulator of each subsidiary of a financial holding company will depend on the type of activity conducted by the subsidiary.  For example, broker-dealer subsidiaries will be regulated largely by securities regulators and insurance subsidiaries will be regulated largely by insurance authorities.

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

Vail Banks is an “affiliate” of its banking subsidiary under the Federal Reserve Act, which imposes certain restrictions on (1) loans by WestStar to Vail Banks, (2) investments in the stock or securities of Vail Banks by its banking subsidiary, (3) its banking subsidiary’s taking the stock or securities of an “affiliate” as collateral for loans by it to a borrower and (4) the purchase of assets from Vail Banks by its banking subsidiary.  Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

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

Payment of Dividends. Vail Banks is a legal entity separate and distinct from WestStar.  Most of the revenues of Vail Banks result from dividends paid to it by WestStar.  There are statutory and regulatory requirements applicable to the payment of dividends by WestStar, as well as by Vail Banks to its shareholders.

Under the regulations of the CDB and the Federal Reserve, approval of the regulators will be required if the total of all dividends declared by WestStar in any calendar year exceed the total of its net profits of that year combined with its retained net profits of the preceding two years, less any required transfers to a fund for the retirement of any preferred stock.

The payment of dividends by Vail Banks and WestStar may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. Capital adequacy considerations could further limit the availability of dividends.  Due to the high volume of dividends relative to earnings paid in earlier years, beginning in 2004, any dividend payments from WestStar to Vail Banks will require prior regulatory approval.  Management believes that approval will be granted as long as WestStar maintains its well-capitalized regulatory status.

Monetary Policy.  The results of operations of WestStar are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of Vail Banks’ banking subsidiary.

Capital Adequacy.  The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of total capital (as defined) to risk-weighted assets of 8%; (2) a minimum Tier 1 capital (as defined below) to risk-weighted assets of 4%; and (3) a minimum shareholders’ equity to risk-weighted assets of 4%. In addition, the Federal Reserve and the FDIC have established a minimum 4% leverage ratio (Tier 1 capital to average assets) for all but the most highly rated banks and bank holding companies. ‘‘Tier 1 capital’’ generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock, less certain intangibles. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The FDIC’s and the Federal Reserve’s capital adequacy standards also provide for the consideration of interest rate risk in the overall determination of a bank’s capital ratio, requiring banks with greater interest rate risk to maintain greater capital for the risk.

In addition, the FDIC regulations and Federal Reserve ‘‘prompt corrective action’’ provisions, designed to efficiently resolve failing financial institutions, set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s capital leverage ratio reaches 2%. Better-capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser capital ratios.

The FDIC and the Federal Reserve regulations implementing “prompt corrective action” place financial institutions in the following five categories based on capitalization ratios (1) a ‘‘well capitalized’’ institution has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage ratio of at least 5%; (2) an ‘‘adequately capitalized’’ institution has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a leverage ratio of at least 4%; (3) an ‘‘undercapitalized’’ institution has a total risk-based capital ratio of under 8%, a Tier 1 risk-based capital ratio of under 4% or a leverage ratio of under 4%; (4) a ‘‘significantly undercapitalized’’ institution has a total risk-based capital ratio of under 6%, a Tier 1 risk-based capital ratio of under 3% or a leverage ratio of under 3%; and (5) a ‘‘critically undercapitalized’’ institution has a leverage ratio of 2% or less.  Institutions in any of the three undercapitalized categories are prohibited from declaring dividends or making capital distributions without regulatory approval.  The Federal Reserve regulations also establish procedures for ‘‘downgrading’’ an institution to a lower capital category based on supervisory factors other than capital.

Under the Federal Reserve’s regulations, both Vail Banks and WestStar met all capital adequacy requirements to which they were subject at December 31, 2003. Vail Banks had Tier 1 and total risk-based capital ratios of 11.50% and 13.72%, respectively, and a leverage ratio of 7.45%.  WestStar was deemed to be “well capitalized” with Tier 1 and total risk-based capital ratios of 10.90% and 11.88%, respectively, and a leverage ratio of 7.04%.  For further information, see “Notes to Consolidated Financial Statements—Note 18” contained in Item 15 of this Annual Report on Form 10-K.

Executive Officers of Vail Banks

Certain information regarding the executive officers of the Company is set forth in the following table and paragraphs.

Name	Age	Position
E.B. Chester, Jr.	61	Chairman of the Board

Lisa M. Dillon	50	Vice Chairman of the Board

Gary S. Judd	63	President and Chief Executive Officer

Peter G. Williston	47	Senior Executive Vice President, Chief Financial Officer and Corporate Secretary

Dan E. Godec	48	President of WestStar Bank

Mr. Chester, who formed Vail Banks through a series of acquisitions, has served as Chairman of the Board of Directors of Vail Banks since 1993 and the Chairman of the Board of Directors of WestStar since 1989.  Currently, Mr. Chester also serves as Chairman of the Board of Directors of Camp International, Ltd., a supplier of database services to the commercial aviation industry, and as Manager of King Creek Ranch LLC, a ranching business.

Ms. Dillon has served as Vice Chairman of Vail Banks since July 2000.  Ms. Dillon, who started her career with WestStar in 1979, served as President of Vail Banks from 1993 until January 2004, President of WestStar from 1989 to 1999 and as a director of WestStar since 1989.

Mr. Judd became a director of Vail Banks in May 2003.  He was elected as President and Chief Executive Officer of Vail Banks in January 2004, and previously served as a Division President and President, Regional Operations, of WestStar since May 2003.  Mr. Judd co-founded Vectra Bank in Colorado in 1989 and served as its President until January 2000.  From

2000 to 2002, Mr. Judd was President and Chief Executive Officer of Metyor, Inc.  Mr. Judd also spent 16 years with Citibank, N.A. in management positions in the United States and overseas.

Mr. Williston has served as the Senior Executive Vice President and Chief Financial Officer of Vail Banks since June  2000.  Prior to joining Vail Banks, Mr. Williston was employed by Union Planters Bank in Memphis, Tennessee where he served as Senior Vice President and Regional Manager.  Mr. Williston initially joined Union Planters Bank in 1983 and during his tenure there he also served as Senior Vice President and Controller, Vice President and Audit Department Manager, and Secretary to the Board of Directors. Mr. Williston is a certified public accountant.

Mr. Godec became a Director of Vail Banks in July 2000.  Mr. Godec has served as the President and a director of WestStar since 1999 and as Chief Executive Officer of WestStar since 2000.  Prior to becoming President of WestStar, Mr. Godec served as Senior Executive Vice President of WestStar from January to April 1999 and served as the Senior Vice President of WestStar from January 1996 to January 1999.

ITEM 2.  PROPERTIES.

As of March 5, 2004, Vail Banks had 22 operating branch offices and an administrative center.  Of these 23 properties, ten were leased and 13 were owned.  Vail Banks also leased three properties previously occupied by WestStar branches for which WestStar was still obligated.  Leases on these three closed branches expire between 2005 and 2006.  Plans are currently underway to either terminate these leases or find tenants to sublease the properties.  Vail Banks is currently in the construction phase for a new facility in Glenwood Springs to replace an existing branch office and in the design phase for a new retail office in Fruita. Vail Banks has also undertaken significant remodels of its retail offices in Avon and Norwood.  All properties are located in Colorado and range in size from 450 square feet to 34,000 square feet.  None of the properties owned by Vail Banks are encumbered.  The aggregate annual lease payments for properties in 2003 were $1.3 million. Leases for the facilities expire at various periods through 2011 with options to renew through 2028.  Vail Banks considers its properties adequate for its current needs.

On March 5, 2004, the Company sold its bank building in Vail, Colorado and is leasing back a portion of the space.  The lease, which is being accounted for as an operating lease, has a term of five years with three five-year renewal options and will require future minimum lease payments aggregating approximately $881,000.  The proceeds of the sale included a mortgage note receivable of $7.9 million due in 2024, with an interest rate of 5.13%.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to security holders during the fourth quarter of fiscal year 2003.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Vail Banks’ common stock began trading on The NASDAQ Stock Market under the symbol “VAIL” on December 10, 1998.  Prior to that time, there was no formal trading market for the common stock.  The following table sets forth, for the periods indicated, the high and low bid prices of the common stock on The NASDAQ Stock Market.

	Year Ended December 31, 2003		Year Ended December 31, 2002
	High	Low	High	Low
First Quarter	$12.40	$11.32	$12.45	$10.77
Second Quarter	13.60	11.90	14.74	11.50
Third Quarter	14.84	13.51	13.99	11.44
Fourth Quarter	14.92	11.63	12.16	10.52

Holders

As of February 13, 2004, there were 90 holders of record of the common stock.  Investors who beneficially own common stock that is held in street name by brokerage firms or similar holders are not included in this number.  Vail Banks believes there are approximately 2,000 beneficial holders of its common stock.

Dividends

Cash dividends paid per share were as follows:

	2003	2002

First Quarter	$0.06	$0.05
Second Quarter	0.06	0.05
Third Quarter	0.07	0.06
Fourth Quarter	0.07	0.06

Additionally, a cash dividend of $0.07 per share was declared on January 19, 2004 and paid on February 13, 2004 to shareholders of record on January 30, 2004.

Holders of common stock are entitled to receive dividends when, as and if declared by Vail Banks’ Board of Directors out of funds legally available therefore. The final determination of the timing, amount and payment of dividends on the common stock is at the discretion of the Board of Directors. The declaration of dividends will depend on conditions then existing, including Vail Banks’ profitability, financial condition, capital requirements, future growth plans and other relevant factors. The principal source of Vail Banks’ income is dividends received from WestStar. The payment of these dividends by WestStar is subject to certain restrictions imposed by the federal and state banking laws and regulations.

Vail Banks’ ability to pay cash dividends on the common stock is also subject to statutory restrictions, including banking regulations, and restrictions arising under the terms of securities or indebtedness which may be issued or incurred in the future. The terms of such securities or indebtedness may restrict payment of dividends on common stock until required payments and distributions are made on such securities or indebtedness. Under regulations of the CDB and the Federal Reserve, approval of the regulators will be required if the total of all dividends declared by any banking subsidiary in any year exceeds the total of its net profits of that year combined with its retained net profits of the preceding two years.  Beginning in 2004, any dividend payments from WestStar to Vail Banks will require prior regulatory approval due to the high volume of dividends relative to earnings paid in earlier years.  Management believes that approval will be granted as long as WestStar maintains its well-capitalized regulatory status.  See ‘‘Supervision and Regulation’’ in Item 1.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected historical financial data set forth below should be read in conjunction with the “General,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Financial Statements and Notes to Consolidated Financial Statements” sections, as well other financial data contained elsewhere in this Annual Report on Form 10-K.

(dollars in thousands, except for share data)	2003	2002	2001	2000	1999

EARNINGS (1)
Net interest income	$21,498	$25,408	$28,835	$27,553	$24,214
Provision for loan losses	578	382	800	1,047	455
Non-interest income	11,142	12,024	11,397	8,095	3,970
Non-interest expense	31,038	28,440	29,006	26,225	20,512
Net income	714	5,613	6,103	4,956	4,424

PER SHARE DATA (1)
Basic earnings	$0.14	$0.99	$1.02	$0.80	$0.73
Diluted earnings	0.13	0.95	1.00	0.79	0.73
Book value per common share at year end	10.95	11.64	11.03	10.29	9.60
Tangible book value per common share at year end	3.96	5.23	4.62	4.32	5.62
Closing market price	11.94	12.00	10.90	10.38	9.88

AT YEAR END
Total assets	$575,610	$554,263	$555,331	$563,271	$464,282
Earning assets	476,864	452,943	454,076	457,970	373,526
Loans	311,774	331,003	391,725	427,136	336,735
Allowance for loan losses	3,503	3,747	4,375	4,440	2,739
Non-interest bearing deposits	101,305	97,383	103,730	99,609	86,991
Total deposits	448,515	428,698	442,350	482,002	372,742
Shareholders’ equity	57,859	66,772	63,456	66,430	58,295
Shares outstanding	5,283,264	5,734,303	5,754,152	6,456,400	6,069,370

AVERAGE BALANCES
Total assets	$589,664	$561,496	$559,570	$517,250	$442,755
Earning assets	494,134	465,750	460,807	420,421	359,552
Loans	324,086	356,703	410,613	385,672	301,052
Non-interest bearing deposits	94,512	98,122	98,439	89,458	86,377
Total deposits	456,810	439,884	465,194	419,955	374,825
Shareholders’ equity	62,457	65,150	63,865	62,268	56,154
Weighted average common shares outstanding-Basic	5,220,221	5,651,737	5,965,374	6,205,669	6,040,618
Weighted average common shares outstanding-Diluted	5,617,720	5,914,891	6,111,103	6,290,461	6,091,635

PERFORMANCE (1)
Return on assets	0.12%	1.00%	1.09%	0.96%	1.00%
Return on equity	1.14	8.62	9.56	7.96	7.88
Dividend payout ratio	200	23	18	15	0
Cash dividends paid per share	$0.26	$0.22	$0.18	$0.12	$0.00
Net interest margin (2)	4.46%	5.49%	6.30%	6.59%	6.78%
Efficiency ratio	95	76	72	74	73
Loan to deposit ratio (at year end)	70	77	89	89	90

ASSET QUALITY (at year end)
Net charge-offs to average loans	0.25%	0.28%	0.21%	0.10%	0.10%
Allowance for loan losses to loans	1.12	1.13	1.12	1.04	0.81
Allowance for loan losses to non-performing loans (3)	200.52	100.35	214.25	263.50	148.62
Non-performing assets to loan-related assets (4) (5)	0.68	1.20	0.58	0.42	0.63
Risk assets to loan-related assets (5) (6)	0.73	1.20	0.73	0.42	0.64

CAPITAL (at year end)
Equity to assets	10.05%	12.05%	11.43%	11.79%	12.56%
Tangible equity to assets	3.63	5.41	4.79	4.96	7.35
Leverage ratio (7)	7.45	10.27	9.43	5.45	8.05
Tier 1 risk based capital (7)	11.50	14.15	11.73	7.14	10.71
Total risk based capital (7)	13.72	15.61	13.41	8.25	11.54

(1)      During 2002, the Company implemented Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which eliminated goodwill amortization expense beginning January 1, 2002.  The Company continued to amortize other intangible assets.  For further information, see “Notes to Consolidated Financial Statements—Note 5” contained in Item 15 of this Annual Report on Form 10-K.

(2)  Net interest margin is reported on a fully taxable equivalent basis.

(3)  Non-performing loans consist of non-accrual and restructured loans.

(4)  Non-performing assets consist of non-performing loans and foreclosed properties.

(5)  Loan related assets consist of total loans and foreclosed properties.

(6)  Risk assets consist of non-performing assets and loans 90 days or more past due but continuing to accrue interest.

(7)  For further information, see “Notes to Consolidated Financial Statements—Note 18” contained in Item 15 of this Annual Report on Form 10-K.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The following section presents management’s review of the financial condition and operating results of Vail Banks, Inc. and its subsidiaries (collectively Vail Banks or the Company).  It is intended to assist readers in evaluating Vail Banks’ performance.  Certain reclassifications have been made to previous periods’ information to conform to the 2003 presentation. The following analysis should be read in conjunction with the Consolidated Financial Statements and accompanying notes as well as the selected financial information included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated balance sheet and the reported amounts of revenues and expenses during the reporting period.  The Securities and Exchange Commission has defined a company’s most critical accounting policies as those that are most important to the portrayal of its financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this decision, management has identified the following critical accounting policies and judgments.  Although management believes its estimates and assumptions are reasonable, they are based upon information available when they are made.  Actual results may differ significantly from these estimates under different assumptions or conditions.

Allowance for Loan Losses

The allowance for loan losses calculation process has two components.  The first component represents the allowance for impaired loans computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114 Component).  To determine the SFAS 114 Component, collateral dependent impaired loans are evaluated using internal analyses as well as third-party information, such as appraisals.  If an impaired loan is unsecured, it is evaluated using a discounted cash flow of the payments expected over the life of the loan giving consideration to currently existing factors that would impact the amount or timing of the cash flows.  The second component is the allowance calculated under SFAS No. 5, Accounting for Contingencies (SFAS 5 Component), and represents the estimated probable but undetected losses inherent within the portfolio due to uncertainties in economic conditions, delays in obtaining information about a borrower’s financial condition, delinquent loans that have not been determined to be impaired, trends in speculative construction real estate lending, results of internal and external loan reviews, and other factors.  This component of the allowance is calculated by assigning a certain risk weighting, within a predetermined range, to each identified risk factor.

At December 31, 2003, an allowance for loan losses of $3.5 million has been provided.  Management believes that this allowance is adequate to cover probable losses based on all currently available evidence. Future additions to the allowance may be required based on management’s continuing evaluation of the inherent risks in the portfolio.  Additional provisions for loan losses may need to be recorded if the economy resumes a decline, asset quality deteriorates, or historical loss experience changes.  Also, state or federal regulators, when reviewing Vail Banks’ loan portfolio in the future, may require Vail Banks to increase the allowance, which could adversely affect Vail Banks’ earnings.  An analysis of the allowance for loan losses as well as its allocation among certain categories of the loan portfolio can be found in the “Financial Condition” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Accounting for Goodwill and Other Intangible Assets

In assessing the recoverability of goodwill and other intangible assets, Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  If these estimates and related assumptions change in the future, Management may be required to record impairment charges not previously recorded.  On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets.  This statement requires the Company to assess goodwill and intangible assets for impairment at a minimum annually, using a two-step process that begins with an estimation of the fair value of the reporting unit.  The first step is a screen for impairment, and the second step measures the amount of any impairment.

The Company performed its annual goodwill impairment test during the fourth quarter of 2003 and determined that the goodwill was not impaired as of that date.  The Company also performed an annual impairment test of other intangible assets, comprised of core deposit premium, during the fourth quarter of 2003.  Due to the attrition of acquired deposit accounts, the Company determined that $543,000 of the remaining net book value was impaired and recorded this amount as additional amortization expense during 2003.  The Company also reassessed the remaining useful life of the core deposit intangible asset at December 31, 2003 and determined that it had a remaining useful life of five years.

Deferred Income Taxes

SFAS No. 109, Accounting for Income Taxes requires Management to exercise judgment about its future results in assessing the realizability of its deferred tax assets.  At December 31, 2003, the Company had gross deferred tax assets of $2.9 million.  Management has determined that the likelihood of realization of these deferred tax assets is greater than 50%, and accordingly no valuation allowance has been recorded.  If future taxable income differs from Management’s estimate, a valuation allowance may be required and will impact future net income.

Disclosures of Fair Value of Financial Instruments

SFAS No. 107, Disclosure about Fair Value of Financial Instruments requires the Company to disclose estimated fair values of its financial instruments.  Fair value estimates are made at a specific point in time, based on relevant market information.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on financial instruments owned at December 31, 2003 and 2002 without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments, including deferred tax assets and premises and equipment.  In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in these estimates.

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

Financial Overview

Net income for 2003 decreased $4.9 million, or 87%, to $714,000 from $5.6 million in 2002.  This decrease was primarily due to a decrease in the net interest margin from 5.49% for 2002 to 4.46% for 2003 primarily because of reduced loan volumes and an increase in non-interest expense of $2.6 million, or 9%, to $31.0 million from $28.4 million in 2002.  Net income for 2002 decreased $490,000, or 8%, to $5.6 million from $6.1 million in 2001.  This decrease was primarily due to a decrease in the net interest margin from 6.30% for 2001 to 5.49% for 2002, which was partially offset by the cessation of goodwill amortization expense with the implementation of SFAS No. 142.

The return on average assets was 0.12% for the year ended December 31, 2003 compared to 1.00% for the year ended December 31, 2002 and 1.09% for the year ended December 31, 2001.

The return on average equity was 1.14% for the year ended December 31, 2003 compared to 8.62% for the year ended December 31, 2002 and 9.56% for the year ended December 31, 2001.

Assets increased by $21.3 million, or 4%, to $575.6 million during 2003.  This increase was primarily due to an increase in cash, cash equivalents and investment securities of $47.2 million, offset by a decrease in loans held for sale generated by First Western of $7.4 million and a decrease in gross loans of $19.2 million.  Assets decreased by $1.1 million, or less than 1%, to $554.3 million during 2002.  This decrease was primarily due to a decrease in net loans of $60.1 million offset by an increase in cash, cash equivalents and investment securities of $59.9 million and an increase in loans held for sale generated by First Western of $2.9 million.

Pro Forma Operating Results

During June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets, which provides guidance on accounting for goodwill and intangible assets after an acquisition has been completed.  Specifically, all new and pre-existing goodwill will no longer be amortized, but instead will be tested for impairment on an annual basis.  Amortization of other intangible assets will continue.  The Company adopted the provisions of SFAS 142 on January 1, 2002 and determined that the net unamortized goodwill of $36.0 million was not impaired as of that date.  Additionally, the Company reassessed the useful life of the core deposit intangible asset related to a previously acquired branch.  The Company determined that as of January 1, 2002, the core deposit intangible asset had a remaining useful life of twelve years.  Accordingly, the $890,000 unamortized balance as of January 1, 2002 was to be amortized to expense on a straight-line basis over twelve years.  This reduction in remaining life resulted in additional core deposit intangible amortization expense of $34,000 ($22,000 after tax) for the year ended December 31, 2002 over the comparable period during 2001.

In addition to the transitional impairment test required as of January 1, 2002, SFAS 142 requires that an annual impairment test be performed.  The Company performed this annual goodwill impairment test during the fourth quarter of 2003 and determined that the goodwill was not impaired as of that date.  The Company also reviews its intangible assets (other than goodwill) for other-than-temporary impairment on an annual basis.  If circumstances indicate that impairment may exist, recoverability of the asset is assessed based on expected undiscounted net cash flows.  In addition to the impairment test performed on January 1, 2002 upon adoption of SFAS 142, the Company performed its annual impairment test of other intangible assets during the fourth quarter of 2003.  Due to the attrition of acquired deposit accounts, the Company determined that $543,000 of the remaining net book value was impaired and recorded this amount as additional amortization expense during 2003.  The Company also determined that as of December 31, 2003, the core deposit intangible asset had a remaining useful life of five years.

The following table presents comparative net income and earnings per share information as if goodwill amortization expense had not been recorded for 2001:

(in thousands, except share data)	2003	2002	2001

NET INCOME
Reported net income	$714	$5,613	$6,103
Add back: Goodwill amortization	—	—	1,621
Adjusted net income	$714	$5,613	$7,724

BASIC EARNINGS PER SHARE
Reported basic earnings per share	$0.14	$0.99	$1.02
Add back: Effect of goodwill amortization	—	—	0.27
Adjusted basic earnings per share	$0.14	$0.99	$1.29

DILUTED EARNINGS PER SHARE
Reported diluted earnings per share	$0.13	$0.95	$1.00
Add back: Effect of goodwill amortization	—	—	0.26
Adjusted diluted earnings per share	$0.13	$0.95	$1.26

Results of Operations

Net Interest Income

Net interest income continues to be Vail Banks’ principal source of income, representing the difference between interest and fees earned on loans and investments and interest paid on deposits and borrowings.  In this discussion, Net Interest Income on a fully tax-equivalent basis (FTE) includes tax-exempt income, such as interest on securities of states and municipalities, increased to an amount that would have been earned had such income been taxable.  This adjustment places taxable and nontaxable income on a common basis and permits comparisons of rates and yields.

The following table sets forth the average balances, interest income and expense, and average yields and rates for Vail Banks’ earning assets and interest bearing liabilities for the periods indicated on a fully tax-equivalent basis.

Average Balance Sheet and Net Interest Income Analysis

	2003			2002			2001
(in thousands on a fully taxable equivalent (FTE) basis)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Federal funds sold and other short-term investments	$68,244	$690	1.01%	$36,430	$578	1.59%	$15,352	$622	4.05%
Investment securities
Taxable	71,987	2,222	3.09	57,104	2,882	5.05	23,112	1,405	6.08
Tax-exempt (1)	22,485	1,717	7.64	8,453	497	5.88	6,518	501	7.69
Loans (2) (3)	331,418	26,098	7.87	363,763	30,153	8.29	415,825	39,620	9.53
TOTAL EARNING ASSETS	494,134	30,727	6.22	465,750	34,110	7.32	460,807	42,148	9.15
Non-earning assets	95,530			95,746			98,763
TOTAL ASSETS	$589,664			$561,496			$559,570

LIABILITIES
Interest bearing deposits
Interest bearing transaction accounts	$225,623	$1,390	0.62%	$231,690	$1,620	0.70%	$271,580	$5,996	2.21%
Certificates of deposit	136,675	3,254	2.38	110,072	3,450	3.13	95,175	4,902	5.15
TOTAL INTEREST BEARING DEPOSITS	362,298	4,644	1.28	341,762	5,070	1.48	366,755	10,898	2.97
Securities sold under agreements to repurchase	167	1	0.42	—	—	—	—	—	—
Short-term borrowings	11,168	373	3.34	9,843	246	2.50	5,711	196	3.43
Long-term borrowings	30,715	1,229	4.00	18,313	758	4.14	295	12	4.07
Trust preferred	24,000	2,447	10.19	24,000	2,447	10.19	19,882	2,024	10.18
TOTAL INTEREST BEARING LIABILITIES	428,348	8,694	2.03	393,918	8,521	2.16	392,643	13,130	3.34
Non-interest bearing demand deposits	94,512			98,122			98,439
Other liabilities	4,347			4,306			4,623
TOTAL LIABILITIES	527,207			496,346			495,705
SHAREHOLDERS’ EQUITY	62,457			65,150			63,865
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$589,664			$561,496			$559,570
TOTAL DEPOSITS	$456,810	$4,644	1.02%	$439,884	$5,070	1.15%	$465,194	$10,898	2.34%
FTE NET INTEREST INCOME / MARGIN (4)		$22,033	4.46%		$25,589	5.49%		$29,018	6.30%

(1)  Tax exempt securities have been adjusted to an FTE basis using a marginal tax rate of 37.0% in 2003 and 36.5% in 2002 and 2001.

(2)  Loans are presented net of unearned income and include nonaccrual loans and loans held for sale.

(3)  Interest income on loans includes loan fees of $2.6 million, $3.3 million, and $3.1 million for 2003, 2002 and 2001, respectively.

(4)  FTE margin has been computed by dividing FTE net interest income by total earning assets.

The amount of net interest income is affected by changes in the volume and mix of earning assets and interest bearing liabilities and the interest yields and rates on these assets and liabilities.  An analysis of how changes in volume and yields and rates affected net interest income for the years ended December 31, 2003, 2002 and 2001 is presented below.

Analysis of Changes in Net Interest Income*

	2003 over 2002			2002 over 2001
(in thousands)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total

Interest Income
Federal funds sold and other short-term investments	$504	$(392)	$112	$854	$(898)	$(44)
Investment securities
Taxable	751	(1,411)	(660)	2,066	(589)	1,477
Tax exempt	825	395	1,220	149	(153)	(4)
Loans	(2,681)	(1,374)	(4,055)	(4,960)	(4,507)	(9,467)
Total interest income	(601)	(2,782)	(3,383)	(1,891)	(6,147)	(8,038)

Interest Expense
Interest bearing transaction accounts	(42)	(188)	(230)	(881)	(3,495)	(4,376)
Certificates of deposit	834	(1,030)	(196)	767	(2,219)	(1,452)
Securities sold under agreements to repurchase	—	1	1	—	—	—
Short-term borrowings	33	94	127	142	(92)	50
Long-term borrowings	513	(42)	471	733	13	746
Trust preferred	—	—	—	419	4	423
Total interest expense	1,338	(1,165)	173	1,180	(5,789)	(4,609)
Change in net interest income FTE	$(1,939)	$(1,617)	$(3,556)	$(3,071)	$(358)	$(3,429)

*Fully taxable equivalent (FTE).

Notes: The change in interest that cannot be attributed to only a change in rate or a change in volume, but instead represents a combination of the two factors, has been allocated to the rate variance.

FTE net interest income decreased by $3.6 million, or 14% to $22.0 million for the year ended December 31, 2003 from $25.6 million for the year ended December 31, 2002.  The net interest margin on an FTE basis was 4.46% for 2003 as compared to 5.49% for 2002.  Net interest margin is influenced by the level and relative mix of earning assets, interest bearing liabilities, non-interest bearing liabilities and shareholders’ equity as well as the cost of interest bearing liabilities as compared to the yield on earnings assets.  The decrease in net interest margin during 2003 was primarily due to (1) a $32.3 million decrease in average loan volumes since December 31, 2002 as a result of the soft economy, more conservative underwriting policies, and a temporary internal focus on resolving problem loans.  This resulted in additional liquidity that the Company used to purchase lower yielding investments and to sell federal funds.  (2) At the same time, the Company capitalized on the low interest rate environment and its wholesale funding source to extend fixed rate financing to several customers, thereby locking in a spread.  These borrowings came at a higher interest cost than deposits.  (3) Also contributing to the decrease in net interest margin was the 25 basis point interest rate cut implemented by the Federal Reserve during second quarter 2003 and the 50 basis point cut during November 2002.  (4) Finally, the Company deferred more loan fees during 2003 compared with 2002.  During 2003, the Company deferred $696,000 in loan fees versus $159,000 in 2002, reflecting a more conservative approach that more closely recognizes loan fee income over the lives of the related loans.  A portion of the deferral also included fees on long-term loans now being funded with long-term borrowings, a substantial portion of which will be recognized as income in subsequent quarters.

FTE Interest income decreased $3.4 million, or 10% for 2003 as compared to 2002 despite the fact that earning assets increased $28.4 million or 6% during the same period.  During 2003, the mix of earning assets continued to shift away from loans and more toward lower yielding investment securities and federal funds sold.  Loans had a yield of 7.87% during 2003 as compared to the 4.17% yield on investment securities and 1.01% yield on federal funds sold.  During 2003, average loans declined to 67% of earning assets as compared to 78% during 2002.  As a result of this shift, the total yield on average earnings assets decreased 110 basis points to 6.22% for 2003, as compared to 7.32% for 2002.

Interest expense increased $173,000, or 2% for 2003 as compared to 2002 primarily due to an increase in interest-bearing liabilities of $29.4 million during this same period.  The cost of interest-bearing liabilities during this period, however, decreased 13 basis points from 2.16% during 2002 to 2.03% for 2003.  This decrease was primarily due to a decrease in the cost of interest-bearing deposits from 1.48% during 2002 as compared to 1.28% during 2003.  The 25 basis point interest rate cut implemented by the Federal Reserve during second quarter 2003 and the 50 basis point cut during November 2002 contributed to this lower cost.

FTE Net interest income decreased by $3.4 million, or 12% to $25.6 million for the year ended December 31, 2002 from $29.0 million for the year ended December 31, 2001.  The net interest margin on an FTE basis was 5.49% for 2002 as compared to 6.30% for 2001.  The decrease in net interest margin during 2002 was primarily due to the multiple interest rate cuts implemented by the Federal Reserve throughout 2001 and in November 2002 as well as a shift in the mix of earning assets from loans to investments and federal funds sold, and in interest bearing liabilities from deposits to borrowings.  During 2002, Vail Banks experienced increased liquidity as the result of a decrease in loan demand attributable to the soft economy and more conservative underwriting policies.  In response, the Company completed a short-term leverage strategy that enabled it to add income by borrowing from the Federal Home Loan Bank (FHLB) and reinvesting those funds primarily in mortgage backed securities, resulting in a net spread.  Although this strategy was designed to add net income, it did, however, have a somewhat negative impact on the net interest margin due to the smaller spread between rates offered on investments and charged on borrowings than would have been generated from the spread between loan and deposit rates.

FTE Interest income decreased $8.0 million, or 19% for 2002 as compared to 2001 despite the fact that earning assets increased $4.9 million or 1% during the same period.  During 2002, the mix of earning assets shifted away from loans and more toward investment securities and federal funds sold.  Loans had a yield of 8.29% during 2002 as compared to the 5.15% yield on investment securities and 1.59% yield on federal funds sold.  However, during 2002, average loans declined to 78% of earning assets as compared to 90% during 2001.  As a result of this shift, the total yield on average earning assets decreased 183 basis points to 7.32% for 2002, as compared to 9.15% for 2001.

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

The provision for loan losses was $578,000 in 2003, compared to $382,000 in 2002 and $800,000 in 2001. The allowance for loan losses of $3.5 million as of December 31, 2003 decreased 7% from the $3.7 million level as of December 31, 2002 and represents 1.12% of total loans and 201% of non-performing loans as of December 31, 2003 as compared to 1.13% and 100%, respectively, at December 31, 2002.  The Company believes that the current allowance for loan losses is adequate to absorb probable losses in the decreased loan portfolio (gross loans were $312.5 million at December 31, 2003 compared to $331.2 million at December 31, 2002) with a lower level of non-performing loans.  During 2003, average loans decreased $32.6 million, or 9%, and non-performing loans decreased $2.0 million, or 53%.  Net charge-offs during 2003 were $822,000, resulting in a net decrease in the allowance for loan losses of $244,000 compared to a net decrease of $628,000 during 2002 and a net increase of $65,000 in 2001.  The decrease in the provision during 2002 was due to the Company’s determination during 2002 that the current allowance for loan losses was adequate to absorb probable losses in the decreased loan portfolio (gross loans were $331.2 million at December 31, 2002 compared to $391.7 million at December 31, 2001).  At December 31, 2002, the allowance was 1.13% of total loans and 100% of non-performing loans.  While non-performing loans increased significantly during 2002 (to $3.7 million at December 31, 2002 from $2.0 million at December 31, 2001) causing the allowance to non-performing loans ratio to decline, the majority of the non-accrual loans were real estate secured, were recorded at net realizable value, and were subject to foreclosure or other collection proceedings that were underway.

Non-Interest Income

The following table sets forth Vail Banks’ non-interest income for the years indicated.

(in thousands)	2003	2002	2001
Mortgage broker fees	$4,936	$4,943	$4,075
Service charges on deposits	3,080	3,495	3,968
Other fee income	1,164	1,812	1,900
Rental income	907	993	1,127
Gain on sale of foreclosed properties	540	138	8
Other	515	643	319
Total non-interest income	$11,142	$12,024	$11,397

Non-interest income decreased $882,000, or 7%, to $11.1 million in 2003 from $12.0 million in 2002.  This decrease was primarily due to a decrease in other fee income and service charges on deposits.  Other fee income decreased $648,000, or 36%, from 2002 primarily due to the outsourcing of the Company’s merchant card program.  During 2003, service charges on deposits decreased $415,000, or 12% due primarily to a decline in the number of insufficient funds charges.  Rental income decreased during 2003 due to several tenant vacancies in rental properties owned by the Company.

Non-interest income grew $627,000, or 6%, to $12.0 million in 2002 from $11.4 million in 2001.  This increase was primarily due to an increase in mortgage broker fees partially offset by a decrease in deposit related service charges.  Mortgage broker fees increased $868,000, or 21%, from 2001 due to continued refinancing activity.  During 2002, deposit related income decreased $473,000, or 12% due primarily to a decline in the number of deposit account overdrafts and to some degree a general decrease in the number of transaction accounts (interest and non-interest bearing checking accounts).

Non-Interest Expense

The following table sets forth Vail Banks’ non-interest expense for the years indicated.

(in thousands)	2003	2002	2001

Salaries and employee benefits	$17,593	$16,776	$15,388
Occupancy	3,737	3,153	3,025
Furniture and equipment	2,768	2,871	2,835
Loss on sale, disposal or write-off of premises and equipment	1,578	121	106
Professional fees	774	1,079	945
Banking service fees	659	639	774
Telephone and data communications	633	613	640
Amortization of intangible assets	617	74	1,661
Marketing and promotions	561	481	494
Retail banking	481	875	1,097
Supplies and printing	313	342	414
Postage and freight	221	270	329
Litigation settlement	150	—	—
Other	953	1,146	1,298
Total non-interest expense	$31,038	$28,440	$29,006

Total non-interest expense increased $2.6 million during 2003, or 9%, from $28.4 million in 2002.  The increase is primarily due to the write-off of premises and equipment, and increases in salaries and employee benefits, occupancy expense, amortization expense on intangible assets, the opening of a de novo branch in Denver during the second quarter 2003 and the settlement of litigation.  These increases were partially offset by the reduction in retail banking expenses and the Company’s concerted efforts to reduce operational costs such as postage, supplies and professional fees.

Total non-interest expense decreased $566,000 during 2002, or 2%, from $29.0 million in 2001.  The decrease is primarily due to the elimination of goodwill amortization effective January 1, 2002 and reductions in operational type costs such as postage, supplies and marketing.  These expense reductions were offset by increasing costs of employee related expenses, occupancy expenses and professional fees as well as a full year of operating expenses for the Grand Junction branch that opened during third quarter 2001.

During 2003, the Company scrutinized its premises and equipment listing and determined that certain premises and equipment were no longer required for the efficient operation of the Company.  These premises and equipment were written off during the fourth quarter of 2003 resulting in a pre-tax charge to income of $1.6 million.

Salaries and employee benefits expense increased $817,000 during 2003, or 5% from 2002.  This increase is primarily due to the opening of a de novo branch in Denver during the second quarter 2003 which contributed an additional $577,000 of compensation expense.  Additionally, stock based compensation expense increased $409,000 during 2003.  During 2003, the Company recognized compensation expense of $171,000 related to grants of restricted stock in 2003.  Additionally, an officer of the Company terminated his employment during 2003 and all of his restricted stock and stock options became fully vested as of December 31, 2003.  The Company recognized additional compensation expense of $138,000 in 2003 related to these shares.  Finally, during 2003 the Company accelerated the stock option vesting of a former officer of the Company and recognized additional compensation expense of $152,000.

Expenses associated with premises and equipment, including occupancy, furniture and equipment, rose $481,000 and $164,000 in 2003 and 2002, respectively.  Increases in 2003 were primarily related to accrued lease termination costs for three closed branches, cost of living increases in facilities rent, increased common area maintenance charges for leased facilities, and the opening of a new branch in Denver during 2003.  Increases in 2002 were primarily related to a full year of expense related to the Grand Junction branch opened in 2001, as well as cost of living increases in building rent and property taxes.

Amortization of intangible assets in 2003 rose $543,000, or 734% from 2002.  The Company performed its annual impairment test of other intangible assets during the fourth quarter of 2003.  Due to the attrition of acquired deposit accounts the Company determined that $543,000 of core deposit premium created by former acquisitions was determined to be impaired and recorded this amount as additional amortization expense during 2003.  During 2001, amortization of intangible assets decreased $1.6 million, or 96%.  This decrease was due to the elimination of goodwill amortization effective January 1, 2002 with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

Retail banking expenses decreased 394,000, or 45%, from 2002.  This decrease was due to the outsourcing of the merchant card program during first quarter 2003 that resulted in decreased merchant card expenses of $404,000 during 2003.

During third quarter 2003, the Company settled a lawsuit at a cost of $150,000.  The lawsuit resulted from actions taken by a former officer at an acquired bank prior to the Company’s acquisition of such bank.

The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income and non-interest income and is a measure of the cost to generate a dollar of revenue.  The efficiency ratio increased in 2003 to 95% from 76% in 2002 and 72% in 2001.  The increase in 2003 was primarily due to the decline in revenue (net interest income plus non-interest income) of $4.8 million over 2002 while non-interest expenses increased $2.6 million during the same period.  The increase in 2002 was largely due to the decline in revenue (net interest income plus non-interest income) of $2.8 million over 2001 while non-interest expenses only decreased $566,000 during the same period.

Income Taxes

Income tax expense as a percentage of pre-tax income was 30.3% for 2003 compared with 34.8% and 41.5% for 2002 and 2001, respectively.  The amortization of goodwill recorded in 2001 was primarily non-deductible for income tax purposes, thus affecting the effective tax rates.  During 2003 and 2002, goodwill amortization was not recorded as a result of adopting SFAS No. 142 on January 1, 2002.  Other intangibles continued to be amortized during 2003 and 2002.  Excluding amortization of non-deductible goodwill for 2001, the effective tax rate in 2001 would have been 35.8%.  During 2003, the Company had a significant increase in tax-exempt interest as a result of municipal bond purchases during 2003.  This reduction in current income tax expense was offset by additional deferred tax expense associated with the adjustment of the tax bases of certain premises and equipment.  A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to pre-tax income is provided in Note 10 of the Notes to Consolidated Financial Statements, contained in Item 15 of this Annual Report on Form 10-K.

Financial Condition

Investments

At December 31, 2003, the carrying value of investment securities was $81.3 million, which was an increase of $19.3 million, or 31%, over $62.0 million at December 31, 2002.  During this period, quality loan demand decreased while deposits continued to grow, resulting in additional funds to invest.  These funds were invested in securities as well as overnight federal funds.

At December 31, 2002, the carrying value of investment securities was $62.0 million, which was an increase of $20.4 million, or 49%, over $41.9 million at December 31, 2001.  During this period, quality loan demand decreased while deposits continued to grow, resulting in additional funds to invest.  Additionally, the Company completed a short-term leverage strategy by borrowing from the Federal Home Loan Bank and reinvesting those funds primarily in mortgage backed securities.

Vail Banks’ investment policy is designed primarily to ensure liquidity and to meet pledging requirements and secondarily to provide acceptable investment income.  Management’s focus is on maintaining a high-quality investment portfolio oriented primarily toward mortgage-backed and other government agency securities. The determination of the amount and maturity of securities purchased is a function of liquidity and income projections based on the existing, and expected, balance sheet and interest rate forecasts.

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

Investment Securities Available for Sale at December 31,

	2003		2002		2001
(in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Treasury	$—	$—	$—	$—	$248	$258
Government agencies	20,869	20,813	13,299	13,323	6,465	6,634
State and municipal	20,282	20,277	3,851	3,880	2,712	2,723
Mortgage-backed securities	31,080	31,075	35,318	35,931	16,473	16,414
Agency preferred stock	4,514	4,389	4,500	4,500	7,004	7,035
Trust preferred securities	—	—	—	—	4,634	4,497
Total securities available for sale	$76,745	$76,554	$56,968	$57,634	$37,536	$37,561

Investment Securities Held to Maturity at December 31,

	2003		2002		2001
(in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Treasury	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	370	397	684	731	998	1,033

Total securities held to maturity	$370	$397	$684	$731	$998	$1,033

Investments in Bank Stocks at December 31,

	2003		2002		2001
(in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Federal Home Loan Bank stock	$2,318	$2,318	$1,650	$1,650	$2,050	$2,050
Federal Reserve Bank stock	1,869	1,869	1,869	1,869	793	793
Bankers’ Bank of the West stock	184	184	184	184	184	184

Total investments in bank stocks	$4,371	$4,371	$3,703	$3,703	$3,027	$3,027

The following tables set forth the estimated carrying value and approximate weighted average yield of the debt securities in the investment portfolio by type and contractual maturity at December 31, 2003.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed securities also provide a cash flow of principal and interest over time that is not reflected in the table below.  Bank stocks are excluded from the table as they do not have stated maturity dates.

Maturities of Available for Sale Securities at December 31, 2003

	Within 1 Year		1 - 5 Years		5 -10 Years		Over 10 Years		Total
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Government agencies	$—	—%	$5,236	2.37%	$1,796	4.03%	$13,781	3.77%	$20,813	3.44%
State and municipal (1)	459	6.79	170	7.02	107	7.24	19,541	7.23	20,277	7.22
Mortgage-backed securities	—	—	14	7.41	1,901	5.21	29,160	3.63	31,075	3.72
Agency preferred stock (1)	—	—	—	—	—	—	4,389	6.14	4,389	6.14
Total and weighted average yield	$459	6.79%	$5,420	2.53%	$3,804	4.71%	$66,871	4.88%	$76,554	4.71%

(1)  Yields on tax-exempt obligations have been computed on a tax equivalent basis using a marginal tax rate of 37.06%.

Maturities of Held to Maturity Securities at December 31, 2003

	Within 1 Year		1 - 5 Years		5 -10 Years		Over 10 Years		Total
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Mortgage-backed securities	$—	—%	$107	6.54%	$—	—%	$263	7.08%	$370	6.92%

Total and weighted average yield	$—	—%	$107	6.54%	$—	—%	$263	7.08%	$370	6.92%

Loans

Loan Portfolio Composition

The following table sets forth the composition of Vail Banks’ loan portfolio by type of loan at the dates indicated. Management believes that the balance sheet information as of the dates indicated should be read in conjunction with the average balance information in the tables above under the caption Average Balance Sheet and Net Interest Income Analysis. Vail Banks has followed a policy to manage the loan portfolio composition to mitigate risks in specific markets by diversifying the loan portfolio. However, Vail Banks does have a concentration of loans in the commercial, industrial and land category. As a result of seasonal trends in the retail, service and real estate markets, balances of commercial loans may fluctuate significantly.

Gross Loans Outstanding at December 31,

	2003		2002		2001		2000		1999
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial, industrial, and land	$185,158	60%	$203,932	61%	$214,662	55%	$206,959	49%	$165,373	49%
Real estate-construction	63,844	20	55,275	17	90,449	23	114,654	27	80,959	24
Real estate-mortgage	57,602	18	62,188	19	68,898	18	78,482	18	59,898	18
Consumer	5,940	2	9,767	3	17,716	4	27,041	6	30,505	9
Total	$312,544	100%	$331,162	100%	$391,725	100%	$427,136	100%	$336,735	100%

At December 31, 2003, gross loans were $312.5 million, which was a decrease of $18.6 million, or 6%, over $331.2 million at December 31, 2002.  This decrease was primarily due to the continued softening of the economy, a continued conservative underwriting policy, and a temporary internal focus on resolving problem loans.  At December 31, 2003, non-performing loans were $1.7 million, the lowest level during the past three years.  At December 31, 2002, gross loans were $331.2 million, which was a decrease of $60.6 million, or 15%, over $391.7 million at December 31, 2001.  This decrease was primarily due to the softening of the economy and a conservative underwriting policy.

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

Real estate—construction loans principally include short-term loans to fund the construction of buildings and residences or to purchase land for planned and near-term commercial or residential development. These loans are primarily non-revolving lines of credit and are secured by real estate, typically well margined with a first security lien.

Real estate—mortgage loans principally include short-term financing for existing one-to-four family residences. The majority of these loans have maturities of less than five years. These loans are secured by the subject real estate, typically well margined with a first lien position.

Consumer loans to individuals principally include one-to-five year loans for consumer items, such as automobiles, motor homes and other goods. These loans are typically secured, at minimum, by the items being financed.

Banking officers are assigned various levels of credit extension approval authority based upon their respective levels of experience and expertise. Credit relationships exceeding $1.0 million are evaluated and acted upon by the Directors’ Credit Committee and are reported to the Board of Directors (Board) on a monthly basis. Vail Banks’ strategy for approving or disapproving extensions of credit is to follow a conservative credit policy and underwriting practices which include:  (1) extending credit on a sound and collectible basis; (2) investing funds for the benefit of shareholders and the protection of depositors; (3) serving the needs of the community and Vail Banks’ general market area while obtaining a balance between maximum yield and minimum risk; (4) ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the credit extended; (5) developing and maintaining diversification in the loan portfolio as a whole and of the loans within each loan category; and (6) ensuring that each extension of credit is properly documented and, if appropriate, insurance coverage is adequate. Vail Banks’ credit review and compliance associates interact daily with commercial and consumer lenders to identify potential underwriting or technical exception variances. In addition, Vail Banks has placed increased emphasis on early identification of problem loans in an effort to aggressively seek resolution of such situations. Management believes that this strict adherence to conservative credit policy guidelines has contributed to Vail Banks’ reduced level of credit losses.

Loan Maturities

The following table presents loans by maturity in each major category at December 31, 2003. Actual maturities may differ from the contractual repricing maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications.

Gross Loan Maturities at December 31, 2003

(in thousands)	Within 1 Year	1 - 5 Years (a)	Over 5 Years (a)	Total
Commercial, industrial and land	$72,647	$73,362	$39,149	$185,158
Real estate-construction	47,348	16,496	—	63,844
Real estate-mortgage	27,965	27,009	2,628	57,602
Consumer	3,101	2,572	267	5,940
Total	$151,061	$119,439	$42,044	$312,544

(a) Of the loans with maturities over one year, $124.0 million had adjustable interest rates and the remainder had fixed interest rates.

Non-Performing Assets

Non-performing assets consist of nonaccrual loans, restructured loans and foreclosed properties. When, in the opinion of management, a reasonable doubt exists as to the collectibility of interest, regardless of the delinquency status of the loan, the accrual of interest income is discontinued and interest accrued but uncollected during the current year is generally reversed through a charge to current year earnings. While the loan is on nonaccrual status, interest income is recognized only upon receipt and then only if, in the judgment of management, there is no reasonable doubt as to the collectibility of the principal balance.  Loans 90 days or more delinquent generally are changed to nonaccrual status unless the loan is in the process of collection and management determines that full collection of principal and accrued interest is probable. Additional interest income that would have been recorded for nonaccrual loans had they been performing in accordance with their contractual requirements was $171,000 and $421,000 for the years ended December 31, 2003 and 2002.  Actual interest income recorded for these loans was $186,000 and $180,000 for those years.

Restructured loans are those for which concessions, including reduction of interest rate below a rate otherwise available to the borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur.

The following table sets forth information concerning the non-performing assets of Vail Banks as of the dates indicated.

Asset Quality at December 31,

(in thousands)	2003	2002	2001	2000	1999
Nonaccrual loans	$1,747	$3,734	$1,977	$1,685	$1,843
Restructured loans	—	—	65	—	—
Total non-performing loans	1,747	3,734	2,042	1,685	1,843
Foreclosed properties	362	241	229	129	287
Total non-performing assets	2,109	3,975	2,271	1,814	2,130
Loans 90 days or more past due and accruing	164	6	604	—	11
Total risk assets	$2,273	$3,981	$2,875	$1,814	$2,141
Non-performing loans to total loans	0.56%	1.13%	0.52%	0.39%	0.55%

Non-performing assets to total loans plus foreclosed properties	0.68%	1.20%	0.58%	0.42%	0.63%
Non-performing assets to total assets	0.37%	0.72%	0.41%	0.32%	0.46%
Risk assets to total loans plus foreclosed properties	0.73%	1.20%	0.73%	0.42%	0.64%

During 2003, the Company completed foreclosures and subsequent sales of real estate on several large loans that were on non-accrual at December 31, 2002, resulting in a decrease in non-performing loans and related ratios.  The significant increase in the ratio of non-performing loans to total loans from 2001 to 2002 was primarily a result of the $1.8 million increase in non-accrual loans from 2001 compounded by a $60.7 million decrease in loans during that same time period.  The increase in non-accrual loans was a result of the sluggish economy, however, the majority of the non-accrual loans are real estate secured, are recorded at net realizable value, and are subject to foreclosure or other collection proceedings that are underway.  The decrease in loans was primarily due to the continued softening of the economy and a continued conservative underwriting policy.

Management believes Vail Banks is adequately collateralized to recover the majority of the balance of these nonaccrual loans.  Management generally obtains and maintains appraisals on real estate collateral. Management is not aware of any adverse trends relating to Vail Banks’ loan portfolio, not reflected above.

At December 31, 2003, there were no loans excluded from non-performing loans set forth above where known information about possible credit problems of borrowers caused management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in such loans becoming non-performing.

Analysis of Allowance for Loan Losses

The allowance for loan losses (the Allowance) represents management’s recognition of the risks of extending credit and its evaluation of the loan portfolio. The allowance is maintained at a level considered adequate to provide for probable loan losses based on management’s assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance is increased by additional charges to operating income and reduced by loans charged off, net of recoveries.

Analysis of the Allowance for Loan Losses

(in thousands)	2003	2002	2001	2000	1999
Allowance at beginning of the year	$3,747	$4,375	$4,440	$2,739	$2,590
Charge-offs
Commercial, industrial and land	530	1,101	337	160	86
Real estate-construction	104	82	60	—	—
Real estate-mortgage	275	101	142	3	50
Consumer	192	356	457	255	245
Total charge-offs	1,101	1,640	996	418	381
Recoveries
Commercial, industrial and land	170	584	63	2	58
Real estate-construction	2	10	—	—	—
Real estate-mortgage	4	—	—	—	—
Consumer	103	36	68	30	17
Total recoveries	279	630	131	32	75
Net charge-offs	822	1,010	865	386	306
Provision for loan losses	578	382	800	1,047	455
Allowance acquired through acquisitions	—	—	—	1,040	—
Allowance at end of the year	$3,503	$3,747	$4,375	$4,440	$2,739
Net charge-offs to average loans outstanding during the period	0.25%	0.28%	0.21%	0.10%	0.10%
Provision for loan losses to average loans outstanding during the period	0.17%	0.11%	0.19%	0.27%	0.15%
Allowance for loan losses to total loans at year-end	1.12%	1.13%	1.12%	1.04%	0.81%

The Company has established a formal process for determining an adequate Allowance. WestStar lending associates are responsible for ongoing reviews of the quality of the loan portfolio.  During 2003, the Company established an internal loan review function that issues quarterly reports to the Audit Committee.  State and federal regulatory agencies, as an integral part of their examination process, also review WestStar’s loans and its Allowance.  A list containing problem loans is updated and reviewed by management and the Board monthly.

In order to comply with certain regulatory requirements, management has prepared the following allocation of Vail Banks’ allowance for loan losses among various categories of the loan portfolio for each of the years in the five-year period ended December 31, 2003.  In management’s opinion, such allocation has, at best, a limited utility.  It is based on management’s assessment as of a given point in time of the risk characteristics for each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component part change.  Such allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends.  By presenting such allocation, management does not mean to imply that the allocation is exact or that the allowance has been precisely determined from such allocation.  Additionally, during 2001, the Company changed its methodology for computing the allowance for loan losses, as discussed above.  A significant portion of the SFAS 5 Component has not been allocated to each of the four categories specified in the table below, but rather represents loans in all four categories.  It is represented by the term “cross-allocated” in the table below.

Allocation of the Allowance for Loan Losses

	Amount
(in thousands)	2003	2002	2001	2000	1999

Commercial, industrial and land	$638	$720	$1,293	$1,976	$784
Real estate-construction	669	613	409	949	513
Real estate-mortgage	142	297	—	765	642
Consumer	359	285	544	516	380
Cross-allocated	1,695	1,832	2,129	—	—
Unallocated	—	—	—	234	420

Total	$3,503	$3,747	$4,375	$4,440	$2,739

Deposits

Vail Banks’ primary source of funds has historically been in-market customer deposits.  Deposit products are concentrated in business and personal checking accounts, including interest bearing and non-interest bearing accounts. Generally, deposits are short-term in nature with approximately 78% of deposits having a committed term less than three months and approximately 93% having a committed term of less than one year. Vail Banks’ resort locations experience a seasonality of deposits; however, deposits in non-resort-oriented markets help to mitigate such seasonality.

Total deposits were $448.5 million at December 31, 2003, a $19.8 million, or a 5%, increase from the balance at December 31, 2002.  This increase was primarily related to a focused effort to gather funding in anticipation of a positive turnaround in the economy and greater loan demand.  Additionally, the selective pricing of deposit products as well as the maturing of newer branches also contributed to the increase in deposits.  Finally, public funds increased $12.4 million, or 21%, from December 31, 2002.  Total deposits were $428.7 million at December 31, 2002, a $13.7 million, or a 3%, decrease from the balance at December 31, 2001.  This decrease was primarily related to deposit attrition resulting from a decline in money market rates, offset by the introduction of a new short-term certificate of deposit (CD) product.  This new CD enabled WestStar to attract new money as well as retain funds from maturing CD’s.  Non-interest-bearing demand deposits comprised 22% of total deposits at December 31, 2003 and 23% of total deposits at both December 31, 2002 and 2001.

The following table sets forth the composition of Vail Banks’ deposits by type at December 31, 2003, 2002 and 2001.

Deposit Composition at December 31,

	2003		2002		2001
(in thousands)	Amount	%	Amount	%	Amount	%

Non-interest bearing demand	$101,305	22%	$97,383	23%	$103,730	23%
Interest bearing demand	192,160	43	181,668	42	209,018	47
Savings	29,873	7	28,296	7	30,015	7
Certificates of deposit	125,177	28	121,351	28	99,587	23

Total	$448,515	100%	$428,698	100%	$442,350	100%

The following table presents average deposits by type during 2003, 2002 and 2001 and the related average interest rate paid by deposit type for each of those years.

Average Deposits

	2003		2002		2001
(in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Non-interest bearing demand	$94,512	0.00%	$98,122	0.00%	$98,439	0.00%
Interest bearing demand	195,611	0.67	201,269	0.76	239,888	2.34
Savings	30,012	0.27	30,421	0.32	31,692	1.19
Certificates of deposit	136,675	2.38	110,072	3.13	95,175	5.15

Total	$456,810	1.02%	$439,884	1.15%	$465,194	2.34%

The following table sets forth the amount and maturity of certificates of deposit that had balances equal to or greater than $100,000 at December 31, 2003, 2002 and 2001.

Remaining Maturities of Certificates of Deposit Equal to or Greater than $100,000 at December 31,

(in thousands)	2003	2002	2001
3 months or less	$11,721	$15,690	$18,736
3 - 6 months	23,618	23,744	7,677
6 - 12 months	14,755	21,484	11,004
Over 12 months	19,105	3,819	2,465
Total	$69,199	$64,737	$39,882

Related Party Transactions

In the ordinary course of business, the Company has loans receivable from directors, executive officers and principal shareholders (holders of more than five percent of the outstanding shares of common stock) of the Company and their affiliates as follows:

(in thousands)

Balance at January 1, 2003	$4,733
New loans, including renewals**	7,304
Payments, including renewals	(798)
Balance at December 31, 2003	$11,239

**Comprised of $6,354,000 of new loans and $950,000 relating to the repurchase of a loan participation.

Deposits from related parties held by WestStar at December 31, 2003 and 2002 amounted to $4.2 million and $3.4 million, respectively.  Such loans and deposits are on the same terms and conditions as then prevailing at the time for comparable transactions with non-related parties.

On March 5, 2004, the Company sold the building in Vail, Colorado in which a retail office is located.  Commissions related to the sale amounting to $261,000 were paid to two related parties.

Liquidity and Interest Rate Sensitivity

Liquidity is a measure of the Company’s ability to meet its commitments and obligations with available funds. These commitments may include paying dividends to shareholders, funding new loans for borrowers, funding withdrawals by depositors, paying general and administrative expenses, and funding capital expenditures. Historically, the Company’s primary source of funds has been customer deposits.  Scheduled loan repayments are also a relatively stable source of funds.  Deposit inflows and unscheduled loan repayments, which are influenced by fluctuations in the general level of interest rates, returns available on other investments, competition, economic conditions and other factors, are relatively unstable.  Other sources of liquidity include sale or maturity of investment securities and the ability to borrow funds.  Company borrowing may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels).  Company borrowing may also be used on a longer-term basis to support expanded lending and investing activities and to match the maturity or repricing intervals of assets.

Cash Flows

Net Cash from Operating Activities

During the year ended December 31, 2003, net cash of $12.0 million was provided by operating activities consisting primarily of net income of $714,000, non-cash expenses of $5.0 million and net decreases in operating assets and liabilities from 2002 of $6.3 million. Non-cash expenses consisted primarily of $2.4 million of depreciation and amortization expense on premises and equipment, a $1.6 million loss on sale, disposal or write-off of premises and equipment, $617,000 of intangible asset amortization, $579,000 of net amortization of premium on investment securities, a $578,000 loan loss provision, and $660,000 of stock compensation expense, offset by a $467,000 gain on sales of foreclosed properties, $465,000 of deferred income tax benefit, and $334,000 of deferred loan fee amortization.  The net decrease in operating assets and liabilities was primarily due to a $7.4 million decrease in loans held for sale offset by a $955,000 increase in other assets.  This decrease in loans held for sale during the last quarter of 2003 was primarily attributable to slowing mortgage refinancing activity.

During the year ended December 31, 2002, net cash of $6.6 million was provided by operating activities consisting primarily of net income of $5.6 million and non-cash expenses of $2.8 million, offset by net increases in operating assets and liabilities from 2001 of $1.8 million. Non-cash expenses consisted primarily of $2.3 million of depreciation and amortization expense on premises and equipment, $398,000 of net amortization of premium on investment securities and a $382,000 loan loss provision, offset by $416,000 of gains on sales of investment securities.  The net increase in operating assets and liabilities was primarily due to a $2.9 million increase in loans held for sale offset by a $657,000 decrease in interest receivable and a $356,000 increase in interest payable and other liabilities.  With favorable mortgage interest rates during 2002, refinancings continued to be strong, accounting for the increase in loans held for sale.  The decline in the loan portfolio during 2002 resulted in a related decline in the interest receivable on loans.  The increase in interest payable and other liabilities was partly due to the $8.9 million increase in FHLB borrowings over December 31, 2001.

During the year ended December 31, 2001, net cash of $6.4 million was provided by operating activities consisting primarily of net income of $6.1 million and non-cash expenses of $5.2 million, offset by net increases in operating assets and liabilities from 2000 of $4.9 million. Non-cash expenses consisted primarily of $1.7 million of intangible amortization expense, $2.3 million of depreciation and amortization expense on premises and equipment, an $800,000 loan loss provision and $153,000 of deferred income tax expense. The net increase in operating assets and liabilities was primarily due to a $6.3 million increase in loans held for sale offset by an $854,000 decrease in interest receivable.  With the multiple interest rate reductions during 2001, loans held for sale increased as a result of increased mortgage refinancings.  Additionally, the decline in the loan portfolio and reduced interest rates resulted in a related decline in the interest receivable on loans.

Net Cash from Investing Activities

During 2003, net cash of $6.5 million was used by investing activities.  These outflows consisted primarily of $78.0 million of purchases of investment securities and interest-bearing deposits in banks, and the purchase of $3.2 million of premises and equipment to begin construction of a new building in Glenwood Springs to replace an existing facility, to remodel several owned buildings and to upgrade equipment.  These outflows were partially offset by the maturity and/or calls of $40.7 million of investment securities, $14.5 million from the sales of investment securities, a $14.3 million decrease in net loans, and $5.0 million from the sales of foreclosed properties.

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

Net Cash from Financing Activities

During 2003, net cash of $20.4 million was provided by financing activities consisting primarily of an increase in deposits of $19.8 million and the receipt of $9.5 million of net proceeds from short and long-term FHLB advances.  These inflows were partially offset by the repurchase of $8.4 million of outstanding common stock of the Company, and the payment of dividends on common stock of $1.4 million.

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

Capital Expenditures

Capital expenditures for 2004 are estimated to be between $6 million and $7 million associated primarily with the construction of a new facility in Glenwood Springs to replace an existing facility, design and construction of a new retail office in Fruita, expansion or remodeling of existing facilities, and routine replacement and upgrades of furniture and equipment.  The Company will fund these expenditures from various sources, including operating cash flows, retained earnings and borrowings.

Borrowings

The following table presents an analysis of the Company’s borrowing activities for the years indicated.

(in thousands)	FHLB Advances	Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	Line of Credit	Total
2003
Balance at December 31,	$39,461	$907	$—	$40,368
Average amount outstanding during the year	41,883	167	—	$42,050
Maximum amount outstanding at any month-end (a)	45,951	907	—	45,951
Weighted average interest rate:
End of year	3.95%	0.38%	0.00%	3.87%
During year	3.83%	0.42%	0.00%	3.82%

2002

Balance at December 31,	$30,000	$—	$—	$30,000
Average amount outstanding during the year	28,156	—	—	28,156
Maximum amount outstanding at any month-end (a)	30,000	—	—	30,000
Weighted average interest rate:
End of year	3.68%	0.00%	0.00%	3.68%
During year	3.57%	0.00%	0.00%	3.57%

2001
Balance at December 31,	$21,100	$—	$—	$21,100
Average amount outstanding during the year	5,631	90	285	6,006
Maximum amount outstanding at any month-end (a)	21,100	0	2,000	21,100
Weighted average interest rate:
End of year	3.12%	0.00%	0.00%	3.12%
During year	3.12%	6.79%	9.00%	3.45%

(a)  The total maximum amount outstanding at any month-end does not necessarily represent the sum of the maximum for each of the components.

WestStar is a member of the FHLB of Topeka and, as a regular part of its business, obtains advances from the FHLB.  Advances are collateralized by certain mortgage loans or deeds of trust as well as FHLB stock owned by WestStar.  As of December 31, 2003, the authorized borrowing line totaled $98.8 million.  Of this amount, $24.0 million was an irrevocable stand-by letter of credit pledged as collateral for uninsured public fund deposits, $10.8 million was outstanding as short-term advances and $28.7 million was outstanding as long-term advances.The long-term advances mature from 2005 through 2018.  Early repayment of advances will result in a prepayment penalty.

WestStar has established an unsecured, overnight federal funds line with Bankers’ Bank of the West (Bankers’ Bank) that expires on August 31, 2004.  As of December 31, 2003, the authorized borrowing line totaled $42.1 million, with $0 outstanding.

WestStar has also established overnight federal funds lines with First Tennessee Bank, N.A. (First Tennessee) totaling $20.0 million.  If drawn upon, $10.0 million will be a secured line and $10.0 million will be an unsecured line.  These lines are subject to cancellation by First Tennessee at any time upon the occurrence of certain conditions.  As of December 31, 2003, no amounts were outstanding under the lines.

During 2003, the Company established a federal funds line with Provident Bank totaling $5.0 million.  As of December 31, 2003, no amounts were outstanding under this line.

Guaranteed Preferred Beneficial Interest in Company’s Subordinated Debt (Trust Preferred)

During February 2001, Vail Banks formed Vail Banks Statutory Trust I (Trust I), a wholly-owned subsidiary.  On February 22, 2001, Trust I issued $16.5 million of 10.20% trust preferred securities (the Trust I Securities).  Interest on the Trust I Securities is payable semi-annually.  The Trust I Securities have a 30-year maturity and can be called beginning in February 2011.  In connection with the issuance of the Trust I Securities, Vail Banks issued to Trust I $17.0 million principal amount of its 10.20% subordinated notes (the Trust I Notes), that are due in 2031 and can be called beginning in February 2011.  Interest on the Trust I Notes is payable semi-annually to Trust I.

During March 2001, Vail Banks formed Vail Banks Statutory Trust II (Trust II), a wholly-owned subsidiary.  On March 28, 2001, Trust II issued $7.5 million of 10.18% trust preferred securities (the Trust II Securities).  Interest on the Trust II Securities is payable semi-annually.  The Trust II Securities have a 30-year maturity and can be called beginning in March 2011.  In connection with the issuance of the Trust II Securities, Vail Banks issued to Trust II $7.7 million principal amount of its 10.18% subordinated notes (the Trust II Notes), that are due in 2031 and can be called beginning in March 2011.  Interest on the Trust II Notes is payable semi-annually to Trust II.

Dividends

Payment of dividends is at the discretion of the Board and is determined after taking into account earnings, capital levels, cash requirements, and the financial condition of Vail Banks and WestStar, as well as applicable government regulations and other relevant factors.  The principal source of Vail Banks’ income is dividends from WestStar.  There are statutory and regulatory requirements applicable to the payment of dividends by WestStar to Vail Banks, as well as by Vail Banks to its shareholders. Specifically, approval of the regulators will be required if the total of all dividends declared by any banking subsidiary in any year exceeds the total of its net profits of that year combined with its retained net profits of the preceding two years. Due to the high volume of dividends relative to earnings paid in earlier years, beginning in 2004, any dividend payments from WestStar to Vail Banks will require prior regulatory approval.  Management believes that approval will be granted as long as WestStar maintains its well-capitalized regulatory status.

On January 19, 2004, the Board declared a regular quarterly dividend of $0.07 per share payable to Vail Banks’ shareholders of record on January 30, 2004.  The dividend of $370,000 was paid on February 13, 2004.

Stock Repurchase Plan

At its meeting on January 19, 2004, the Company’s Board of Directors reauthorized the Company’s stock repurchase program that was originally approved in February 2001. The total amount of repurchases under the program, both previously completed and allowable up to January 2005, aggregate approximately $29 million.  Since inception of the program through December 31, 2003, the Company has repurchased 1,535,380 shares at an average price of $12.10 per share, or approximately $19 million.

Off-Balance Sheet Arrangements

The Company is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and letters of credit.

A commitment to extend credit is an agreement to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the commitments do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained is based on management’s credit evaluation.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment and income producing commercial properties.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Letters of credit are primarily used to facilitate a trade transaction and are issued with the intent that they will be utilized by the beneficiary as the instrument of payment for goods shipped.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Those commitments are primarily issued on behalf of local businesses.

The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit and letters of credit is represented by the contractual amount of these instruments.  The Company uses the same credit underwriting procedures for making commitments and letters of credit as for on-balance-sheet instruments.  United evaluates each customer’s creditworthiness on a case-by-case basis and the amount of collateral, if deemed necessary, is based on the credit evaluation.  Collateral held varies, but may include unimproved and improved real estate, certificates of deposit, personal property or other acceptable collateral.  All of these instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The total amounts of these instruments does not necessarily represent future cash requirements because a significant portion of these instruments often expire without being used.

The amounts outstanding under these financial instruments are described below as “Other Commercial Commitments.”  We are not involved in off-balance sheet contractual relationships, other than those disclosed in this report, that could result in liquidity needs or other commitments or that could significantly impact earnings.

Contractual Obligations and Commercial Commitments

The following tables present the Company’s contractual obligations and commercial commitments as of December 31, 2003:

	Payments Due by Period
(in thousands) Contractual Obligations	Total	Less than1 year	1-3 years	4-5 years	After 5 years
FHLB borrowings	$39,461	$9,690	$12,830	$1,652	$15,289
Trust preferred securities	24,000	—	—	—	24,000
Operating leases	2,181	795	843	319	224
Total Contractual Cash Obligations	$65,642	$10,485	$13,673	$1,971	$39,513

	Amount of Commitment Expiration per Period
(in thousands) Other Commercial Commitments (a)	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
Commitments to extend credit (b)	$50,908	$35,836	$12,091	$2,978	$3
Customer letters of credit	4,442	4,418	24	—	—
Total Commercial Commitments	$55,350	$40,254	$12,115	$2,978	$3

(a)  Many of the commitments are expected to expire without being drawn upon.  Thus the indicated commitments do not necessarily represent future cash requirements.

(b)  Commitments to extend credit in the “4-5 years” category primarily represent home equity lines of credit which typically have a five year draw period.

As of December 31, 2003, the Company had cash and cash equivalents (including federal funds sold) of $100.9 million, interest-bearing deposits in banks of $2.0 million and investment securities of $81.3 million.  Almost 94% of the Company’s investment portfolio is classified as available-for-sale and can be readily sold to meet liquidity needs.  Based on current plans and business conditions, the Company expects that its cash, cash equivalents, investment securities and available borrowing capacity under its credit facilities, together with any amounts generated from operations, will be sufficient to meet the Company’s liquidity requirements for the next 12 months. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

Concentrations of Credit Risk

Concentrations of credit risk arise when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in the economy or other conditions.  The Company’s loan portfolio consists primarily of commercial and real estate loans located in Colorado, making the value of the portfolio susceptible to declines in real estate values and other changes in economic conditions in Colorado.  The Company does not believe it has excessive exposure to any individual customer.

Effect of Inflation and Changing Prices

The banking industry is unique in that substantially all of the assets and liabilities are of a monetary nature. As a result, interest rates have a more profound effect on a bank’s performance than does inflation. Although there is not always a direct relationship between the movement in the prices of goods and services and changes in interest rates, increases in inflation generally lead to increases in interest rates. However, in short periods of time interest rates may not move in the same direction or magnitude as inflation.

Asset and Liability Management

Vail Banks’ earnings depend to a significant extent on its net interest income. Net interest income is the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings. The net interest margin is highly sensitive to many factors that are beyond Vail Banks’ control. These factors include competitive and general economic conditions and policies of various governmental and regulatory authorities. Changes in the discount rate or targeted federal funds rate by the Federal Reserve Bank usually lead to general changes in interest rates. These interest rate shifts affect Vail Banks’ interest income, interest expense and investment portfolio. Also, governmental policies, such as the creation of a tax deduction for individual retirement accounts, can increase savings and affect the cost of funds. From time to time, the interest rate structures of earning assets and liabilities may not be balanced, and a rapid increase or decrease in interest rates could have an adverse effect on the net interest margin and results of operations of Vail Banks. Vail Banks cannot predict the nature, timing and effect of any future changes in federal monetary and fiscal policies.

The liquidity position of Vail Banks is monitored by management and its Asset/Liability Committee. A principal function of asset/liability management is to coordinate the levels of interest-sensitive assets and liabilities to minimize net interest income variances in times of fluctuating market interest rates. Interest-sensitive assets and liabilities are those that are subject to repricing in the near term, including both variable rate instruments and those fixed rate instruments which are approaching maturity. Changes in net interest income can occur when interest rates on interest sensitive assets, such as loans and investment securities, change in a different time period from that of the interest rates on liabilities, such as deposits.  These differences, or “gaps,” provide an indication of the extent that net interest income may be affected by future changes in interest rates.

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

The following table sets forth the interest rate sensitivity of Vail Banks’ assets and liabilities at December 31, 2003, and sets forth the repricing dates of Vail Banks’ interest-earning assets and interest-bearing liabilities as of that date, as well as Vail Banks’ interest rate sensitivity gap percentages for the periods presented. This table indicates Vail Banks will be in an asset sensitive or positive gap position for the twelve-month period ending December 31, 2004. During that period, $403.6 million of interest earning assets will reprice compared to $326.7 million of interest bearing liabilities. This asset sensitive position would generally indicate that Vail Banks’ net interest income would decrease should interest rates fall and increase should interest rates rise. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity.  In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of the repricing for both the asset and the liability remains the same. The table is based on assumptions as to when assets and liabilities will reprice in a changing interest rate environment, and since such assumptions can be no more than estimates, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes than those estimated. Also, the renewal or repricing of certain assets and liabilities can be discretionary and subject to competitive and other pressures. Therefore, the following table does not necessarily indicate the actual future impact of interest rate movements on Vail Banks’ net interest income.  See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” for additional information on interest rate risk faced by the Company.

Static Interest Rate Sensitivity at December 31, 2003

	Maturing or Repricing
(in thousands)	1 - 90 Days	91 Days to 1 Year	1 Year to 5 Years	Non-Sensitive and Over 5 Years	Total

Assets

Federal funds sold and interest earning deposits	$81,280	$—	$—	$—	$81,280

Investment securities	25,723	9,118	23,968	22,486	81,295

Loans held for sale	2,515	—	—	—	2,515

Loans	255,560	29,425	24,722	2,067	311,774

Non-earning assets	—	—	—	98,746	98,746

Total assets	365,078	38,543	48,690	123,299	575,610

Liabilities and shareholders’ equity

Interest-bearing deposits

Interest bearing checking	88,191	—	—	—	88,191

Money market and other savings	134,018	—	—	(176)	133,842

Certificates of deposit	25,867	66,836	32,273	201	125,177

Total interest bearing deposits	248,076	66,836	32,273	25	347,210

Securities sold under agreements to repurchase	907	—	—	—	907

Short-term borrowings	4,692	6,117	—	—	10,809

Long-term borrowings	—	—	18,780	9,872	28,652

Trust preferred	—	—	—	24,000	24,000

Non-interest bearing liabilities	—	—	—	105,470	105,470

Minority interest	—	—	—	703	703

Shareholders’ equity	—	—	—	57,859	57,859

Total liabilities and shareholders’ equity	253,675	72,953	51,053	197,929	575,610

Interest sensitivity gap	$111,403	$(34,410)	$(2,363)	$(74,630)

Cumulative interest sensitivity gap	$111,403	$76,993	$74,630

Cumulative gap as a percentage of total assets	19.35%	13.38%	12.97%

Capital Resources

Shareholders’ equity at December 31, 2003 decreased $8.9 million, or 13%, to $57.9 million from $66.8 million at December 31, 2002.  During 2002, shareholders’ equity increased $3.3 million, or 5%, to $66.8 million from $63.5 million at December 31, 2001.  The decrease in 2003 was primarily due to the repurchase of 651,000 shares of common stock during 2003 at a cost of $8.4 million and the payment of cash dividends on common stock of $1.4 million, partially offset by the retention of earnings of $714,000. The increase in 2002 was primarily due to the retention of earnings of $5.6 million offset by the repurchase of 156,600 shares of common stock during 2002 at a cost of $1.9 million and the payment of cash dividends on common stock of $1.3 million.

Vail Banks and WestStar are subject to various regulatory capital requirements administered by governmental banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct, material effect on Vail Banks’ performance. Vail Banks and WestStar must meet specific capital adequacy guidelines and WestStar must meet guidelines under the regulatory framework for prompt corrective action that together involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Vail Banks’ and WestStar’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Vail Banks and WestStar to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. See “Supervision and Regulation” in Item 1 for explanations of these terms and requirements.

As of December 31, 2003 and 2002, Vail Banks met all capital adequacy requirements to which it was subject.  As of December 31, 2003, Vail Banks had Tier 1 and Total Risk-Based Capital ratios of 11.50% and 13.72%, respectively, and a Leverage ratio of 7.45%.  As of December 31, 2002, Vail Banks had Tier 1 and Total Risk-Based Capital ratios of 14.15% and 15.61%, respectively, and a Leverage ratio of 10.27%.

As of December 31, 2003 and 2002, WestStar met all capital adequacy requirements to which it was subject. As of December 31, 2003, WestStar had Tier 1 and Total Risk-Based Capital ratios of 10.90% and 11.88%, respectively, and a Leverage ratio of 7.04%.  As of December 31, 2002, WestStar had Tier 1 and Total Risk-Based Capital ratios of 13.64% and 14.65%, respectively, and a Leverage ratio of 9.88%.

Recent Accounting Pronouncements

During June 2002, the Financial Accounting Standards Board (the FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This statement is effective for exit or disposal activities initiated after December 31, 2002.  These activities may include sale or termination of a line of business, the closure of business activities in a particular location, the relocation of business activities from one location to another, changes in management structure, and a fundamental reorganization that affects the nature and focus of operations.  The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize liabilities associated with exit or disposal activities at the time that they are incurred rather than at the date of a commitment to the exit or disposal plan.  The Company adopted this standard on January 1, 2003.  Adoption of this standard did not have an effect on the Company’s consolidated financial condition or results of operations.

In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46).  This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51), addresses consolidation by business enterprises where ownership interests in an entity may vary over time or in many cases, of special-purpose entities (SPE’s).  To be consolidated for financial reporting, these SPE’s must have certain characteristics.  ARB 51 requires that an enterprise’s consolidated financial statements include only subsidiaries in which the enterprise has a controlling financial interest.  The Company plans to adopt FIN 46 on January 1, 2004.  As a result of adoption, the Company will be required to deconsolidate its two unrelated business trusts that had been formed in 2001 to issue trust preferred securities.  The Company does not expect there to be a cumulative effect on retained earnings or a change in its capital ratios as a result of this deconsolidation.

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

During December 2003, the FASB revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106.  This statement is effective for fiscal years ending after December 31, 2003 and revises employers’ disclosures about pension plans and other postretirement benefit plans.  It does not change the measurement or recognition of those plans.  This statement retains the disclosure requirements contained in the original SFAS 132 and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans.  The Company adopted this statement during December 2003.  Adoption of this standard did not have an effect on the Company’s consolidated financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative Disclosures About Market Risk

The tables below provide information about the Company’s financial instruments as of December 31, 2003 and 2002 that are sensitive to changes in interest rates.

	Principal Amount Maturing in:
(in thousands)	2004	2005	2006	2007	2008	Thereafter or Non- Maturing	Total	Fair Value December 31, 2003
INTEREST RATE SENSITIVE ASSETS

Federal funds sold and interest earning deposits	$81,280	$—	$—	$—	$—	$—	$81,280	$81,280
Weighted average interest rate	0.93%	0.00%	0.00%	0.00%	0.00%	0.00%	0.93%
Adjustable-rate securities	—	—	—	500	231	46,299	47,030	46,884
Weighted average interest rate (a)	0.00%	0.00%	0.00%	2.25%	3.76%	3.65%	3.64%
Fixed-rate securities	454	2,577	2,102	5	107	24,840	30,085	30,067
Weighted average interest rate (a)	6.79%	2.30%	2.72%	7.52%	6.54%	6.83%	6.16%
Investments in bank stocks	—	—	—	—	—	4,371	4,371	4,371
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	4.62%	4.62%
Loans held for sale	2,515	—	—	—	—	—	2,515	2,515
Weighted average interest rate	4.73%	0.00%	0.00%	0.00%	0.00%	0.00%	4.73%
Adjustable-rate loans	132,491	27,237	29,684	20,000	25,418	21,654	256,484	255,438
Weighted average interest rate	6.39%	6.38%	5.98%	6.46%	6.30%	6.32%	6.33%
Fixed-rate loans	18,570	7,443	3,041	1,681	4,935	20,390	56,060	57,569
Weighted average interest rate	6.51%	7.84%	8.93%	7.34%	6.10%	6.90%	6.95%
Total interest rate sensitive assets	$235,310	$37,257	$34,827	$22,186	$30,691	$117,554	$477,825	$478,124
Weighted average interest rate	4.49%	6.39%	6.04%	6.43%	6.25%	5.41%	5.18%

INTEREST RATE SENSITIVE LIABILITIES

Interest-bearing checking, savings and money market accounts	$—	$—	$—	$—	$—	$222,033	$222,033	$222,033
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.63%	0.63%
Fixed-rate time deposits	92,686	26,325	2,852	766	2,548	—	125,177	126,139
Weighted average interest rate	1.92%	2.68%	3.14%	3.31%	3.22%	0.00%	2.14%
Securities sold under agreements to repurchase	907	—	—	—	—	—	907	907
	0.38%	0.00%	0.00%	0.00%	0.00%	0.00%	0.38%
Fixed-rate borrowings	9,690	6,465	6,365	990	662	15,289	39,461	39,906
Weighted average interest rate	3.60%	3.76%	4.25%	3.43%	4.15%	4.18%	3.96%
Trust preferred	—	—	—	—	—	24,000	24,000	26,127
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	10.19%	10.19%
Total interest rate sensitive liabilities	$103,283	$32,790	$9,217	$1,756	$3,210	$261,322	$411,578	$415,112
Weighted average interest rate	2.06%	2.89%	3.91%	3.38%	3.41%	1.71%	1.96%

	Principal Amount Maturing in:
(in thousands)	2003	2004	2005	2006	2007	Thereafter or Non- Maturing	Total	Fair Value December 31, 2002

INTEREST RATE SENSITIVE ASSETS

Federal funds sold and interest earning deposits	$50,072	$—	$—	$—	$—	$—	$50,072	$50,072
Weighted average interest rate	1.09%	0.00%	0.00%	0.00%	0.00%	0.00%	1.09%
Adjustable-rate securities	—	—	—	—	2,001	26,451	28,452	28,565
Weighted average interest rate (a)	0.00%	0.00%	0.00%	0.00%	3.25%	5.08%	4.95%
Fixed-rate securities	851	458	5	1,119	116	26,651	29,200	29,800
Weighted average interest rate (a)	5.97%	5.26%	7.00%	5.36%	6.48%	5.79%	5.77%
Investments in bank stocks	—	—	—	—	—	3,703	3,703	3,703
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	4.90%	4.90%
Loans held for sale	9,879	—	—	—	—	—	9,879	9,879
Weighted average interest rate	5.20%	0.00%	0.00%	0.00%	0.00%	0.00%	5.20%
Adjustable-rate loans	113,373	49,486	21,546	17,880	24,941	25,804	253,030	253,177
Weighted average interest rate	7.19%	6.39%	6.51%	6.13%	6.79%	7.35%	6.88%
Fixed-rate loans	23,911	19,501	11,212	7,472	2,875	13,002	77,973	81,246
Weighted average interest rate	8.50%	8.73%	8.36%	8.23%	7.38%	7.32%	8.27%
Total interest rate sensitive assets	$198,086	$69,445	$32,763	$26,471	$29,933	$95,611	$452,309	$456,442
Weighted average interest rate	5.71%	7.04%	7.15%	6.69%	6.61%	6.19%	6.24%

INTEREST RATE SENSITIVE LIABILITIES

Interest-bearing checking, savings and money market accounts	$—	$—	$—	$—	$—	$209,964	$209,964	$209,964
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.63%	0.63%
Fixed-rate time deposits	106,668	12,026	1,639	381	637	—	121,351	122,215
Weighted average interest rate	2.55%	3.19%	3.75%	4.04%	3.42%	0.00%	2.64%
Fixed-rate borrowings	9,490	8,940	5,715	5,615	240	—	30,000	31,039
Weighted average interest rate	2.91%	3.77%	3.99%	4.46%	4.80%	0.00%	3.68%
Trust preferred	—	—	—	—	—	24,000	24,000	25,208
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	10.19%	10.19%
Total interest rate sensitive liabilities	$116,158	$20,966	$7,354	$5,996	$877	$233,964	$385,315	$388,426
Weighted average interest rate	2.58%	3.44%	3.94%	4.43%	3.80%	1.61%	2.10%

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

Interest rate risk is managed by the Company’s Asset/Liability Committee.  The principal objective of asset/liability management is to manage the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. To effectively measure and manage interest rate risk, the Company uses computer simulations that determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, investment securities, loans, deposits, and borrowings. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these computer simulations, interest rate risk is quantified and appropriate strategies are developed and implemented.  As of December 31, 2003, the Company has never used interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposures.

During 2004, the Company faces risk primarily from the possibility of lower interest rates.  This is because during 2003, Vail Banks experienced increased liquidity as the result of a decrease in loan demand and an increase in deposits.  The increase in liquidity was used to invest in investment securities and short-term federal funds sold.  This increased liquidity position increased the asset sensitivity of the balance sheet and has made Vail Banks more sensitive to changes in interest rates at December 31, 2003 than at December 31, 2002.  Given the Company’s interest rate gap position at December 31, 2003, if rates fall, asset yields will decline faster than the cost of interest bearing liabilities, leading to a decline in the margin. The extent of this decline will depend on the degree to which retail deposit rates change relative to market rates.

The reduction in short-term rates by the Federal Reserve during 2001, 2002 and 2003 effectively repriced a significant portion of the Company’s loan portfolio.  While it also produced an opportunity to reduce funding costs, at the current level of interest rates, further reductions in funding costs may be more limited.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this item is included in Part III, Item 15 of this Annual Report on Form 10-K.

ITEM 9A.  CONTROLS AND PROCEDURES.

Company management, including the Vice Chairman and Chief Financial Officer, supervised and participated in an evaluation of the Company’s disclosure controls and procedures (as defined in rules of the Securities and Exchange Commission) as of December 31, 2003.  Based on, and as of the date of, that evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective in accumulating and communicating information to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted under the Securities and Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information contained under the headings “Information About Nominees and Continuing Directors”, “Code of Ethical Conduct” and “Compliance with Section 16(a) of the Exchange Act” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for Vail Banks’ annual meeting of shareholders to be held on May 17, 2004, to be filed with the Securities and Exchange Commission (SEC), is incorporated herein by reference.  Information regarding executive officers is included in “Executive Officers of Vail Banks” in Item 1 of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

The information contained under the heading “Executive Compensation” in the definitive proxy statement to be used in connection with the solicitation of proxies for Vail Banks’ annual meeting of shareholders to be held on May 17, 2004, to be filed with the SEC, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND STOCK RELATED MATTERS.

The information contained under the heading “Beneficial Ownership of Securities” and “Equity Compensation Plan Information” in the definitive proxy statement to be used in connection with the solicitation of proxies for Vail Banks’ annual meeting of shareholders to be held on May 17, 2004, to be filed with the SEC, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained under the heading “Certain Relationships and Related Transactions” in the definitive proxy statement to be used in connection with the solicitation of proxies for Vail Banks’ annual meeting of shareholders to be held on May 17, 2004, to be filed with the SEC, is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained under the heading “Information Concerning Vail Banks’ Independent Public Accountants” in the definitive proxy statement to be used in connection with the solicitation of proxies for Vail Banks’ annual meeting of shareholders to be held on May 17, 2004, to be filed with the SEC, is incorporated herein by reference.

ITEM 15.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)           Financial Statements.

The following consolidated financial statements and notes thereto of Vail Banks begin on page F-1 of this Annual Report on Form 10-K.

Exhibits

The following exhibits are required to be filed with this Annual Report on Form 10-K by Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of the Registrant*
3.2	Amended and Restated Bylaws of the Registrant*
10.1	Stock Incentive Plan, as amended*(1)
10.2	Change in Control Severance Payment Agreement between the Company and Peter G. Williston, dated July 5, 2000***(1)
10.3	Change in Control Severance Payment Agreement by and between Vail Banks and E.B. Chester, dated November 19, 1999**(1)
10.4	Change in Control Severance Payment Agreement by and between Vail Banks and Lisa M. Dillon, dated November 19, 1999**(1)
10.5	Form of Restricted Stock Award Agreement****(1)
10.6	Change in Control Severance Payment Agreement by and between Vail Banks and Dan E. Godec, dated August 18, 2003*****(1)
10.7	Change in Control Severance Payment Agreement by and between Vail Banks and Gary S. Judd, dated August 18, 2003*****(1)
10.8	Agreement for the sale of the Vail Bank Building, dated March 5, 2004
14	Conflict of Interest and Code of Ethics Policy
21.1	Subsidiaries of the Registrant
23.1	Consent of Dalby, Wendland & Co., P.C., dated March 26, 2004
24.1	Power of Attorney (on signature page)
31.1	Certification by Gary S. Judd, Chief Executive Officer and President of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Peter G. Williston, Senior Executive Vice President and Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Gary S. Judd, Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2

Certification by Peter G. Williston, Senior Executive Vice President and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)                                  Management contract or compensatory plan required to be filed as an exhibit.

*                                         Incorporated by reference from the Registrant’s Form SB-2, as amended, Commission File No. 333-60347.

**                                  Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

***                           Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

****       Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

*****    Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed as of November 7, 2003.

(b)           Reports on Form 8-K.

The Company filed a Current Report on Form 8-K dated October 28, 2003, under Item 12.  The report included a press release reporting Vail Banks’ results of operations and financial condition for the third quarter of 2003.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders of

Vail Banks, Inc.:

We have audited the accompanying consolidated balance sheets of Vail Banks, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vail Banks, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Footnote 5 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002, which changed its method of accounting for goodwill and other intangible assets.

/s/ DALBY, WENDLAND & CO., P.C.

Dalby, Wendland & Co., P.C.
Grand Junction, Colorado

February 6, 2004

VAIL BANKS, INC.

Consolidated Balance Sheets

December 31, 2003 and 2002

(in thousands, except share data)	2003	2002

ASSETS
Cash and due from banks	$21,628	$24,940
Federal funds sold	79,280	50,040
Cash and cash equivalents	100,908	74,980
Interest-bearing deposits in banks	2,000	—
Investment securities, available for sale	76,554	57,634
Investment securities, held to maturity (fair value of $397 and $731 at December 31, 2003 and 2002, respectively)	370	684
Investments in bank stocks, at cost	4,371	3,703
Loans held for sale	2,515	9,879
Loans (includes related party loans of $11,239 and $4,733 at December 31, 2003 and 2002, respectively)	311,774	331,003
Allowance for loan losses	(3,503)	(3,747)
Net loans	308,271	327,256
Premises and equipment, net	38,147	39,005
Interest receivable	2,134	1,914
Goodwill	36,758	35,970
Other intangible assets, net	199	816
Other assets	3,383	2,422
	$575,610	$554,263
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits (includes related party deposits of $4,169 and $3,425 at December 31, 2003 and 2002, respectively)
Non-interest bearing	$101,305	$97,383
Interest bearing	347,210	331,315
Total deposits	448,515	428,698
Federal funds purchased and securities sold under agreements to repurchase	907	—
Short-term Federal Home Loan Bank advances	10,809	9,490
Long-term Federal Home Loan Bank advances	28,652	20,510
Guaranteed preferred beneficial interest in Company’s subordinated debt	24,000	24,000
Interest payable and other liabilities	4,165	4,080
Total liabilities	517,048	486,778
Minority interest	703	713
Commitments and contingencies (Notes 4, 9, 11, and 13)
Shareholders’ equity
Preferred stock – $1 par value; 2,250,000 shares authorized, no shares issued and outstanding at December 31, 2003 and 2002, respectively	—	—
Common stock – $1 par value; 20,000,000 shares authorized, 5,283,264 and 5,734,303 shares issued and outstanding at December 31, 2003 and 2002, respectively	5,283	5,734
Additional paid-in capital	33,916	41,123
Retained earnings	18,780	19,492
Accumulated other comprehensive (loss) income, net of tax (benefit) expense of $(71) and $243 at December 31, 2003 and 2002, respectively	(120)	423
Total shareholders’ equity	57,859	66,772
	$575,610	$554,263

The accompanying notes are an integral part of these consolidated financial statements.

VAIL BANKS, INC.

Consolidated Statements of Income

Years Ended December 31, 2003, 2002 and 2001

(in thousands, except share data)	2003	2002	2001

Interest and dividend income

Loans, including fees	$26,098	$30,153	$39,620
Investment securities	3,404	3,198	1,723
Federal funds sold and other short-term investments	690	578	622
Total interest and dividend income	30,192	33,929	41,965
Interest expense
Deposits	4,644	5,070	10,898
Federal funds purchased and securities sold under agreements to repurchase	1	—	—
Short-term borrowings	373	246	196
Long-term borrowings	1,229	758	12
Guaranteed preferred beneficial interest in Company’s subordinated debt	2,447	2,447	2,024
Total interest expense	8,694	8,521	13,130

Net interest income	21,498	25,408	28,835
Provision for loan losses	578	382	800

Net interest income after provision for loan losses	20,920	25,026	28,035
Non-interest income
Deposit related	3,080	3,495	3,968
Mortgage broker fees	4,936	4,943	4,075
Other	3,126	3,586	3,354

Total non-interest income	11,142	12,024	11,397
Non-interest expense
Salaries and employee benefits	17,593	16,776	15,388
Occupancy	3,737	3,153	3,025
Furniture and equipment	2,768	2,871	2,835
Amortization of intangible assets	617	74	1,661
Other	6,323	5,566	6,097
Total non-interest expense	31,038	28,440	29,006

Income before income tax expense	1,024	8,610	10,426
Income tax expense	310	2,997	4,323
Net income	$714	$5,613	$6,103

Net income available to common shareholders	$714	$5,613	$6,103

Earnings per share – basic	$0.14	$0.99	$1.02
Earnings per share – diluted	$0.13	$0.95	$1.00

Weighted average common shares
Basic	5,220,221	5,651,737	5,965,374
Diluted	5,617,720	5,914,891	6,111,103

The accompanying notes are an integral part of these consolidated financial statements.

VAIL BANKS, INC.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Years Ended December 31, 2003, 2002 and 2001

(in thousands, except share data)	Section A Preferred Stock		Common Stock $1 Par Value		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount	Shares	Amount

Balance at January 1, 2001	—	$—	6,456,400	$6,456	$49,933	$10,143	$(102)	$66,430

Issuance of common stock in conjunction with exercise of stock options	—	—	9,750	10	76	—	—	86
Repurchase of common stock	—	—	(727,690)	(728)	(7,571)	—	—	(8,299)
Other	—	—	(16)	—	—	—	—	—
Issuance of restricted common stock	—	—	15,708	16	(16)	—	—	—
Recognition of stock comp. on restricted stock	—	—	—	—	56	—	—	56
Recognition of stock comp. on non-employee stock options	—	—	—	—	53	—	—	53
Declaration of dividends on common stock ($0.18 per share)	—	—	—	—	—	(1,091)	—	(1,091)
Comprehensive income
Net income	—	—	—	—	—	6,103	—	6,103
Net change in unrealized losses on investment securities available for sale, net of taxes	—	—	—	—	—	—	118	118

Total comprehensive income	—	—	—	—	—	6,103	118	6,221

Balance at December 31, 2001	—	—	5,754,152	5,754	42,531	15,155	16	63,456

Issuance of common stock in conjunction with exercise of stock options	—	—	19,247	19	155	—	—	174
Repurchase of common stock	—	—	(156,600)	(156)	(1,697)	—	—	(1,853)
Issuance of restricted common stock	—	—	117,504	117	(117)	—	—	—
Recognition of stock comp. on restricted stock	—	—	—	—	189	—	—	189
Recognition of stock comp. on stock options	—	—	—	—	62	—	—	62
Declaration of dividends on common stock ($0.22 per share)	—	—	—	—	—	(1,276)	—	(1,276)
Comprehensive income
Net income	—	—	—	—	—	5,613	—	5,613
Net change in unrealized gains on investment securities available for sale, net of reclassification adjustment and taxes	—	—	—	—	—	—	407	407

Total comprehensive income	—	—	—	—	—	5,613	407	6,020

Balance at December 31, 2002	—	—	5,734,303	5,734	41,123	19,492	423	66,772

Issuance of common stock in conjunction with exercise of stock options	—	—	22,274	22	91	—	—	113
Repurchase of common stock	—	—	(651,090)	(651)	(7,780)	—	—	(8,431)
Issuance of restricted common stock	—	—	177,777	178	(178)	—	—	—
Recognition of stock comp. on restricted stock	—	—	—	—	465	—	—	465
Recognition of stock comp. on stock options	—	—	—	—	195	—	—	195
Declaration of dividends on common stock ($0.26 per share)	—	—	—	—	—	(1,426)	—	(1,426)
Comprehensive income
Net income	—	—	—	—	—	714	—	714
Net change in unrealized gains on investment securities available for sale, net of reclassification adjustment and taxes	—	—	—	—	—	—	(543)	(543)

Total comprehensive income	—	—	—	—	—	714	(543)	171

Balance at December 31, 2003	—	$—	5,283,264	$5,283	$33,916	$18,780	$(120)	$57,859

The accompanying notes are an integral part of these consolidated financial statements.

VAIL BANKS, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2003, 2002 and 2001

(in thousands)	2003	2002	2001

Cash flows from operating activities
Net income	$714	$5,613	$6,103
Adjustments to reconcile net income to net cash provided by operating activities
Net amortization of premiums on investment securities	579	398	24
Gain on sale of investment securities	(15)	(416)	—
Amortization of deferred loan fees	(334)	—	—
Provision for loan losses	578	382	800
Gain on sale of loans	(95)	—	—
Depreciation and amortization of premises and equipment	2,409	2,318	2,289
Net loss on sale/disposal/write-off of premises and equipment	1,578	123	106
Amortization of goodwill and other intangible assets	617	74	1,661
(Gain) loss on sale of foreclosed properties	(467)	(88)	36
Recognition of stock compensation on restricted common stock	465	189	56
Recognition of stock compensation on stock options	195	62	53
Deferred income tax (benefit) expense	(465)	(205)	153
Net changes in operating assets and liabilities, net of effect of purchase business combinations
Loans held for sale	7,364	(2,929)	(6,318)
Interest receivable	(220)	657	854
Other assets	(955)	92	566
Interest payable and other liabilities	85	356	(8)
Other, net	(10)	12	4
Net cash provided by operating activities	12,023	6,638	6,379

Cash flows from investing activities, net of effect of purchase business combinations
Net change in interest-bearing deposits in banks	(2,000)	—	—
Purchases of investment securities, available for sale	(75,312)	(50,338)	(24,254)
Purchases of bank stocks	(668)	(1,076)	—
Proceeds from sales of investment securities, available for sale	14,490	15,014	—
Proceeds from redemption of bank stocks	—	400	—
Proceeds from maturities of investment securities, held to maturity	315	157	4,209
Proceeds from maturities/calls/prepays of investment securities, available for sale	40,371	16,067	8,823
Net decrease in loans	14,325	59,107	34,087
Purchases of premises and equipment	(3,150)	(2,332)	(4,465)
Proceeds from sales of premises and equipment	78	2,843	28
Proceeds from sales of foreclosed properties	5,015	681	317
Net cash received in acquisitions	—	—	(2)
Net cash (used) provided by investing activities	(6,536)	40,523	18,743

Cash flows from financing activities, net of effect of purchase business combinations
Net increase (decrease) in deposits	19,817	(13,652)	(39,652)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	907	—	(8,410)
Net increase in Federal Home Loan Bank advances	9,461	8,900	21,100
Repayment of line of credit	—	—	(2,000)
Proceeds from issuance of guaranteed preferred beneficial interest in Company’s subordinated debt	—	—	24,000
Proceeds from issuance of common stock	113	174	86
Repurchase of common stock	(8,431)	(1,853)	(8,299)
Payment of cash dividends on common stock	(1,426)	(1,276)	(1,091)
Net cash provided (used) by financing activities	20,441	(7,707)	(14,266)
Net increase in cash and cash equivalents	25,928	39,454	10,856
Cash and cash equivalents at beginning of year	74,980	35,526	24,670

Cash and cash equivalents at end of year	$100,908	$74,980	$35,526

(in thousands)	2003	2002	2001
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest on deposits and borrowed funds	$8,679	$8,603	$12,872
Income taxes	$1,564	$3,005	$3,150

Noncash investing and financing transactions:
Foreclosure of collateralized loans, net of reserve	$4,511	$605	$459
Unrealized loss (gain) on investments available for sale, net of taxes	$543	$(407)	$(118)
Reclassification of software from premises and equipment to other assets	$—	$—	$454
Reclassification from other assets to premises and equipment	$57	$—	$—
Issuance of restricted common stock	$178	$117	$16

Goodwill recorded in connection with acquisitions/mergers:
Cash outflows for business acquisitions/mergers (net of cash acquired)	$—	$—	$2
Total consideration	—	—	2
Net liabilities acquired, at fair value	788	—	—
Goodwill recorded	$788	$—	$2

The accompanying notes are an integral part of these consolidated financial statements.

VAIL BANKS, INC.

Notes to Consolidated Financial Statements

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

WestStar Bank (WestStar) was formed in 1977 as a community bank to serve the local residents and businesses of Vail.  In 1993, Vail Banks, Inc. (Vail Banks) was formed as a bank holding company for WestStar.  WestStar offers a full range of financial services to individuals and businesses located primarily in the Western Slope and Front Range regions of Colorado. Colorado counties served by WestStar include Summit, Larimer, Grand, Eagle, Delta, Garfield, Pitkin, Mesa, Montrose, San Miguel and Routt, as well as the Denver Metropolitan area.  Many of WestStar’s branches are located in resort areas that are somewhat dependent on seasonal tourism.  This seasonality results in fluctuation in deposit and credit needs, with deposits tending to increase during ski season.

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

Concentrations of Credit Risk

Concentrations of credit risk arise when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.  The Company’s loan portfolio consists primarily of commercial and real estate loans located in Colorado, making the value of the portfolio more susceptible to declines in real estate values and other changes in economic conditions in Colorado.  The Company does not believe it has a significant exposure to any individual customer.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks, and federal funds sold which mature within ninety days.  Cash equivalents include uninsured deposits in financial institutions approximating $15.8 million and $18.0 million at December 31, 2003 and 2002, respectively, other than amounts on deposit at the Federal Home Loan Bank (FHLB) of Topeka and the Federal Reserve Bank (the Federal Reserve).  As of both December 31, 2003 and 2002, $200,000 of the cash and due from banks balance is required to be maintained at the Federal Reserve to meet reserve requirements.  Accordingly, this cash is considered to be restricted.

Interest-bearing Deposits in Banks

Interest-bearing deposits in banks mature within one year and are carried at cost.

Federal Funds

WestStar is required to maintain legal cash reserves in a minimum amount, computed by applying prescribed percentages to its various types of deposits.  When WestStar’s cash reserves are in excess of that required, it may lend the excess to other banks on an overnight basis, known as “federal funds sold”.  Conversely, when cash reserves are less than required, WestStar may borrow funds on an overnight basis, known as “federal funds purchased”.

Investment Securities

Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and reported at cost, adjusted for amortization or accretion of premiums or discounts.  Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of consolidated shareholders’ equity, and the annual change in such gains and losses are reported as other comprehensive income.  Transfer of securities between categories is recorded at fair value on the date of transfer.  For the years ended December 31, 2003, 2002 and 2001, the Company did not transfer securities between categories.

Realized gains and losses on the sale of available for sale securities are recorded on the trade date and are determined using the specific identification method. Discounts or premiums are accreted or amortized to interest income using the level-yield method to the earlier of call date or maturity of the related security.

The Company has investments in the stocks of the FHLB, Federal Reserve and Bankers’ Bank of the West.  These investments are carried at cost and are classified as restricted, as the Company can only sell these stocks back to the respective issuers at par value or to other member banks.  Dividends on these stocks are included in “Interest and dividend income—Investment securities” in the accompanying consolidated statements of income.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are classified as “held for sale” and are carried at the lower of cost or estimated fair value. Generally, the carrying amounts of mortgage loans held for sale approximate fair value due to the short period of time between origination of these loans and their sale (i.e. less than 90 days).  As loans are pre-sold at a guaranteed interest rate, gains or losses are not realized from the sale of these loans.

Loans and Interest Income

Loans that the Company has the intent and ability to hold until maturity or pay-off are reported net of unearned interest and unamortized deferred fees and costs.  Interest income on loans is accrued daily on the unpaid principal balance, if such income is deemed collectible.  Generally, the Company places loans on nonaccrual status when payments are more than 90 days past due or when management believes it is probable that the Company will not collect its entire outstanding principal.  When interest accrual is discontinued, all unpaid interest accrued to date is generally reversed unless the net realizable value of the underlying collateral is sufficient to cover principal and accrued interest.  When such a reversal is made, uncollected interest accrued during prior years is charged to the allowance for loan losses (the Allowance).  All other interest reversed on nonaccrual loans is charged against current year interest income.  Interest income is subsequently recognized only to the extent cash payments are received, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to fully collect scheduled payments of principal or interest when due in accordance with the contractual terms of the loan agreements.  Impaired loans are measured by using the present value of expected future cash flows discounted at the loan’s effective interest rate, except when it is determined that the sole source of repayment for the loan is operation or liquidation of the collateral.  In such case, the current fair value of the collateral, reduced by estimated selling costs, is used in place of discounted cash flows.  If the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating or adjusting an existing allocation of the Allowance.

Loan origination and commitment fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the level-yield method over the contractual life of the loan.

Provision and Allowance for Loan Losses

The Allowance represents the Company’s recognition of the risks of extending credit and its evaluation of the loan portfolio. The Allowance is maintained at a level considered adequate to provide for probable loan losses based on management’s assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. The Allowance is increased by provisions charged to expense and reduced by loans charged off, net of recoveries.

The Company has established a formal process for determining an adequate Allowance. WestStar lending associates are responsible for ongoing reviews of the quality of the loan portfolio.  During 2003, the Company established an internal loan review function that issues quarterly reports to the Audit Committee.  State and federal regulatory agencies, as an integral part of their examination process, also review WestStar’s loans and its Allowance.  A list containing problem loans is updated by management and reviewed by the Board of Directors (Board) monthly.   The allowance calculation process has

two components.  The first component represents the allowance for impaired loans computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114 Component).  To determine the SFAS 114 Component, collateral dependent impaired loans are evaluated using internal analyses as well as third-party information, such as appraisals.  If an impaired loan is unsecured, it is evaluated using a discounted cash flow of the payments expected over the life of the loan giving consideration to currently existing factors that would impact the amount or timing of the cash flows.  The second component is the allowance calculated under SFAS No. 5, Accounting for Contingencies (SFAS 5 Component), and represents the estimated probable but undetected losses inherent within the portfolio due to uncertainties in economic conditions, delays in obtaining information about a borrower’s financial condition, delinquent loans that have not been determined to be impaired, trends in speculative construction real estate lending, results of internal and external loan reviews, and other factors.  This component of the Allowance is calculated by assigning a certain risk weighting, within a predetermined range, to each identified risk factor.

Management believes that Vail Banks’ Allowance is adequate to cover probable losses based on all available evidence. Future additions to the Allowance will be subject to management’s continuing evaluation of the inherent risks in the portfolio.  Additional provisions for loan losses may need to be recorded if the economy resumes a decline, asset quality deteriorates, or historical loss experience changes.  Also, state or federal regulators, when reviewing Vail Banks’ loan portfolio in the future, may require Vail Banks to increase the Allowance, which could adversely affect Vail Banks’ earnings.

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

Intangible Assets

Intangible assets are comprised of goodwill and core deposit intangibles.  Goodwill relates to the excess of cost paid in purchase transactions over the fair value of the net assets acquired.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), on January 1, 2002, the Company ceased amortization of goodwill.  The core deposit intangible relates to a previously purchased branch and is being amortized on the straight-line method.  See Footnote 5, “Goodwill and Other Intangible Assets” for further discussion on the adoption of SFAS 142.

Foreclosed Properties

Assets acquired through foreclosure, deed in lieu of foreclosure, or repossession are held for sale and are recorded at the lower of cost or fair value less estimated costs to sell.  As of December 31, 2003 and 2002, foreclosed properties totaled $362,000 and $241,000, respectively, and are included in “Other Assets” in the accompanying consolidated balance sheets.  Losses at the time of transfer from loans are charged to the Allowance.  Subsequent adjustments to value and gains or losses on sales are included in non-interest expense in the accompanying consolidated statements of income.  Rental income and costs of maintaining the properties are also included in the accompanying consolidated statements of income.

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

Disclosures of Fair Value of Financial Instruments

SFAS No. 107, Disclosure about Fair Value of Financial Instruments (SFAS 107) requires the Company to disclose estimated fair values of its financial instruments.  Fair value estimates are made at a specific point in time, based on relevant market information.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on financial instruments owned at December 31, 2003 and 2002 without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments, including deferred tax assets and premises and equipment.  In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in these estimates.

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

Stock Incentive Plan

The Company accounts for its stock incentive plan (the Plan) in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.  This statement permits entities to expense over the vesting period the fair value of stock-based awards as measured on the date of grant.  Alternatively, SFAS 123 allows entities to apply the provisions of Accounting Principles Board (APB) Opinion No. 25 while disclosing pro forma net income and pro forma earnings per share for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied.  The Company has elected to apply the accounting provisions of APB Opinion No. 25 to employee stock option grants and provide the pro forma disclosure provisions of SFAS 123.  Accordingly, no stock-based compensation cost for employee stock option grants has been recognized in the consolidated financial statements (other than as described in Footnote 14), as options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  Any non-employee stock option grants are accounted for under SFAS 123.

The fair value of each employee stock option grant was estimated on the date of grant using the Black-Scholes option- pricing model.    The following weighted-average assumptions were used:

	2003	2002	2001

Dividend yield	2.0%	2.0%	1.8%
Expected life	7 years	6 years	7 years
Expected volatility	27.5%	27.0%	27.0%
Risk-free interest rate	3.6%	4.8%	5.2%

Had the Company determined compensation cost based on the fair value accounting provisions prescribed by SFAS 123 and using the assumptions listed above, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

(in thousands, except share data)	2003	2002	2001

Net income
As reported	$714	$5,613	$6,103
Deduct: Total stock-based employee compensation determined under the fair value method, net of tax	(212)	(270)	(300)
Pro forma	502	5,343	5,803

Earnings per share – basic
As reported	$0.14	$0.99	$1.02
Pro forma	0.10	0.95	0.97

Earnings per share – diluted
As reported	0.13	0.95	1.00
Pro forma	0.09	0.88	0.94

Recently Issued Accounting Standards

During June 2002, the Financial Accounting Standards Board (the FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This statement is effective for exit or disposal activities initiated after December 31, 2002.  These activities may include sale or termination of a line of business, the closure of business activities in a particular location, the relocation of business activities from one location to another, changes in management structure, and a fundamental reorganization that affects the nature and focus of operations.  The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize liabilities associated with exit or disposal activities at the time that they are incurred rather than at the date of a commitment to the exit or disposal plan.  The Company adopted this standard on January 1, 2003.  Adoption of this standard did not have an effect on the Company’s consolidated financial condition or results of operations.

In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46).  This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51), addresses consolidation by business enterprises where ownership interests in an entity may vary over time or in many cases, of special-purpose entities (SPE’s).  To be consolidated for financial reporting, these SPE’s must have certain characteristics.  ARB 51 requires that an enterprise’s consolidated financial statements include only subsidiaries in which the enterprise has a controlling financial interest.  The Company plans to adopt FIN 46 on January 1, 2004.  As a result of adoption, the Company will be required to deconsolidate its two unrelated business trusts that had been formed in 2001 to issue trust preferred securities.   The Company does not expect there to be a cumulative effect on retained earnings or a change in its capital ratios as a result of this deconsolidation.

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

During December 2003, the FASB revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106.    This statement is effective for fiscal years ending after December 31, 2003 and revises employers’ disclosures about pension plans and other postretirement benefit plans.  It does not change the measurement or recognition of those plans.  This statement retains the disclosure requirements contained in the original SFAS 132 and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans.  The Company adopted this statement during December 2003.    Adoption of this standard did not have an effect on the Company’s consolidated financial condition or results of operations.

Reclassifications

Certain reclassifications have been made to the previous consolidated financial statements to conform to the 2003 presentation.

2.  INVESTMENT SECURITIES

Investment securities at December 31 consist of the following:

	2003
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available for sale
Government agencies	$20,869	$47	$(103)	$20,813
State and municipal	20,282	108	(113)	20,277
Mortgage-backed securities	31,080	177	(182)	31,075
Agency preferred stock	4,514	15	(140)	4,389
Total securities available for sale	$76,745	$347	$(538)	$76,554

Securities held to maturity
Mortgage-backed securities	$370	$27	$—	$397
Total securities held to maturity	$370	$27	$—	$397

Investments in bank stocks
Federal Home Loan Bank stock	$2,318	$—	$—	$2,318
Federal Reserve Bank stock	1,869	—	—	1,869
Bankers’ Bank of the West stock	184	—	—	184
	$4,371	$—	$—	$4,371

	2002
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
Government agencies	$13,299	$71	$(47)	$13,323
State and municipal	3,851	45	(16)	3,880
Mortgage-backed securities	35,318	634	(21)	35,931
FHLMC preferred stock	4,500	—	—	4,500
Total securities available for sale	$56,968	$750	$(84)	$57,634

Securities held to maturity
Mortgage-backed securities	$684	$47	$—	$731
Total securities held to maturity	$684	$47	$—	$731

Investments in bank stocks
Federal Home Loan Bank stock	$1,650	$—	$—	$1,650
Federal Reserve Bank stock	1,869	—	—	1,869
Bankers’ Bank of the West stock	184	—	—	184
	$3,703	$—	$—	$3,703

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  The amortized cost and fair value of securities by contractual maturity at December 31, 2003 are as follows:

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$454	$459	$—	$—
Due after one year through five years	5,415	5,420	107	115
Due after five years through ten years	3,786	3,804	—	—
Due after ten years	67,090	66,871	263	282
	$76,745	$76,554	$370	$397

Management does not believe any individual unrealized loss as of December 31, 2003, represents an other than temporary impairment.  WestStar has both the intent and ability to hold the securities contained in the table, above, for a time necessary to recover the amortized cost.

The following table presents the components of investment income for the periods presented:

(in thousands)	2003	2002	2001
Taxable interest income	$2,146	$2,507	$996
Nontaxable interest income	1,058	500	579
Dividends	200	191	148
	$3,404	$3,198	$1,723

During the year ended December 31, 2003, the Company sold certain securities that had been classified as available-for-sale.  Proceeds from these sales amounted to $14.5 million, resulting in a gain of $15,000.   During the year ended December 31, 2002, the Company sold certain securities that had been classified as available-for-sale.  Proceeds from these sales amounted to $15.0 million, resulting in a gain of $416,000.   Additionally during 2002, the Company redeemed $400,000 of FHLB stock at par.  During the year ended December 31, 2001, there were no sales of securities.

Securities with a carrying value of $56.4 million and $36.9 million at December 31, 2003 and 2002, respectively, are pledged as collateral to secure public deposits and for other purposes as permitted or required by law.  See Footnote 6 for further information.  Securities with a carrying value of $907,000 and $0 were sold as of December 31, 2003 and 2002 to secure repurchase agreements.  See Footnote 7 for further information.

As a member of the FHLB system, the Company is required to maintain an investment in stock of the FHLB equal to the greater of 1% of certain residential mortgages or 5% of FHLB advances.  The Company has a blanket pledge with the FHLB and has pledged all of its FHLB stock and certain qualifying loans to secure outstanding advances from the FHLB.  See Footnotes 3 and 9 for further information.

3.  LOANS

Loans at December 31 consist of the following:

(in thousands)	2003	2002

Commercial, industrial and land	$185,158	$203,932
Real estate – construction	63,844	55,275
Real estate – mortgage	57,602	62,188
Consumer and other	5,940	9,767

	312,544	331,162
Less: Allowance for loan losses	(3,503)	(3,747)
Net deferred loan fees	(770)	(159)
Loans, net	$308,271	$327,256

Loans totaling $98.8 million and $115.2 million at December 31, 2003 and 2002 were pledged to secure advances from the FHLB.  See Footnote 9 for further information.

As of December 31, 2003 and 2002, $116,000 and $172,000, respectively, of deposit account overdrafts have been reclassified to loans.  These amounts are included in the “Consumer and other” category in the table, above.   See Footnote 6 for further information.

Transactions in the Allowance are summarized as follows:

(in thousands)	2003	2002	2001

Allowance at beginning of year	$3,747	$4,375	$4,440
Loans charged off	(1,101)	(1,640)	(996)
Recoveries on loans previously charged off	279	630	131
Provision for loan losses	578	382	800
Allowance at end of year	$3,503	$3,747	$4,375

Loans having carrying values of $4.5 million and $605,000 were transferred to foreclosed properties during 2003 and 2002, respectively.

The principal balance of loans on which the accrual of interest has been discontinued was $1.7 million and $3.7 million at December 31, 2003 and 2002, respectively.  Additional interest income that would have been recorded for nonaccrual loans had they been performing in accordance with their contractual requirements was $171,000 and $421,000 for the years ended December 31, 2003 and 2002, respectively.  Actual interest income recorded for these loans was $186,000 and $180,000 for the years ended December 31, 2003 and 2002, respectively.  As of December 31, 2003 and 2002, $164,000 and $6,000, respectively, of loans were past due 90 days and still accruing interest.

The majority of impaired loans requiring an allowance are measured using the fair value of the underlying collateral since these loans are considered collateral dependent.  Any unsecured loans are measured using discounted cash flow analyses of the payments expected over the life of the loan considering any internal or external factors that currently exist that would impact the amount or timing of cash flows.

The following is a summary of information pertaining to impaired loans at December 31:

(in thousands)	2003	2002

Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	2,862	5,972
Total impaired loans	$2,862	$5,972
Valuation allowance related to impaired loans	$548	$1,124

(in thousands)	2003	2002	2001

Average investment in impaired loans	$2,856	$6,147	$3,411
Interest income recognized on impaired loans	284	328	150

4.  PREMISES AND EQUIPMENT

Premises and equipment at December 31 consist of the following:

(in thousands)	2003	2002

Land	$8,739	$8,738
Buildings	26,579	26,729
Leasehold improvements	4,692	3,643
Furniture, fixtures and equipment	9,588	10,635

	49,598	49,745
Accumulated depreciation and amortization	(11,451)	(10,740)
Premises and equipment, net	$38,147	$39,005

Depreciation and amortization expense on premises and equipment was $2.4 million, $2.3 million and $2.3 million for the years ended December 31, 2003, 2002 and 2001, respectively, and is included in “Other Non-Interest Expense” in the accompanying consolidated statements of income.

During 2003, the Company scrutinized its premises and equipment listing and determined that certain premises and equipment were no longer required for the efficient operation of the Company.  These premises and equipment were written off during the fourth quarter of 2003 resulting in a pre-tax charge to income of $1.6 million.

The Company leases certain facilities under noncancelable operating leases that expire through the year 2011.  Several leases have renewal options that extend through 2028.  The cost of such renewals is not included below.  Future minimum rental commitments under the leases as of December 31, 2003 are as follows:

(in thousands)

2004	$795
2005	498
2006	345
2007	189
2008	130
Thereafter	224
$2,181

Rental expense for facilities and equipment was $1.3 million, $1.1 million and $1.1 million for the years ended December 31, 2003, 2002 and 2001, and is included in “Other Non-Interest Expense” in the accompanying consolidated statements of income.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

During June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), which provides guidance on how to account for goodwill and intangible assets after an acquisition has been completed.  Specifically, all new and pre-existing goodwill will no longer be amortized, but instead will be tested for impairment on an annual basis.  Amortization of other intangible assets will continue.  The Company adopted the provisions of SFAS 142 on January 1, 2002 and determined that the net unamortized goodwill of $36.0 million was not impaired as of that date.  Additionally, the Company reassessed the useful life of the core deposit intangible asset related to a previously acquired branch.  The Company determined that as of January 1, 2002, the core deposit intangible asset had a remaining useful life of twelve years.  Accordingly, the $890,000 unamortized balance as of January 1, 2002 was to be amortized to expense on a straight-line basis over twelve years.  This reduction in remaining life resulted in additional core deposit intangible amortization expense of $34,000 ($22,000 after tax) for the year ended December 31, 2002 over the comparable period during 2001.  In addition to the transitional impairment test required as of January 1, 2002, SFAS 142 requires that an annual impairment test be performed.  The Company performed this annual goodwill impairment test during the fourth quarter of 2003 and determined that the goodwill was not impaired as of that date.

The changes in the carrying amount of goodwill are as follows:

(in thousands)	2003	2002	2001

Goodwill at beginning of year	$35,970	$35,970	$35,970
Goodwill acquired during year**	788	—	—
Goodwill at end of year	$36,758	$35,970	$35,970

**The additional goodwill recorded during 2003 was necessary to properly record deferred taxes related to a prior merger.

Goodwill assigned to each of the Company’s reportable segments (see Footnote 23) as of December 31 is as follows:

(in thousands)	2003	2002

Banking	$33,867	$33,079
Mortgage origination	1,749	1,749
Other	1,142	1,142
	$36,758	$35,970

The changes in the carrying amount of other intangible assets are as follows:

(in thousands)	2003	2002	2001

Net other intangible assets at beginning of year	$816	$890	$930
Amortization expense	(617)	(74)	(40)
Net other intangible assets at end of year	$199	$816	$890

The Company annually reviews its intangible assets for other-than-temporary impairment.  If circumstances indicate that impairment may exist, recoverability of the asset is assessed based on expected undiscounted net cash flows.  In addition to the impairment test performed on January 1, 2002 upon adoption of SFAS 142, the Company performed its annual impairment test of other intangible assets during the fourth quarter of 2003.  Due to the attrition of acquired deposit accounts, the Company determined that $543,000 of the remaining net book value was no longer a valid asset and recorded this amount as additional amortization expense during 2003.  The Company also determined that as of December 31, 2003, the core deposit intangible asset had a remaining useful life of five years.

Other intangible assets are assigned only to the Company’s banking segment.

The following table presents a summary of the components of intangible assets amortization expense for the years ended December 31, 2003, 2002 and 2001:

(in thousands)	2003	2002	2001

Goodwill amortization	$—	$—	$1,621
Core deposit intangible amortization	617	74	40
Total intangible assets amortization expense	$617	$74	$1,661

The following table presents future estimated intangible amortization expense as of December 31, 2003:

(in thousands)

2004	$40
2005	40
2006	40
2007	40
2008	39
$199

The following table presents comparative net income and earnings per share information as if goodwill amortization expense had not been recorded for 2001:

(in thousands, except share data)	2003	2002	2001

NET INCOME
Reported net income	$714	$5,613	$6,103
Add back: Goodwill amortization	—	—	1,621
Adjusted net income	$714	$5,613	$7,724

BASIC EARNINGS PER SHARE
Reported basic earnings per share	$0.14	$0.99	$1.02
Add back: Effect of goodwill amortization	—	—	0.27
Adjusted basic earnings per share	$0.14	$0.99	$1.29

DILUTED EARNINGS PER SHARE
Reported diluted earnings per share	$0.13	$0.95	$1.00
Add back: Effect of goodwill amortization	—	—	0.26
Adjusted diluted earnings per share	$0.13	$0.95	$1.26

6.  DEPOSITS

Deposits at December 31 consist of the following:

(in thousands)	2003	2002

Non-interest bearing checking	$101,305	$97,383
Interest bearing checking	88,191	75,174
Money market	103,969	106,494
Savings	29,873	28,296
Certificates of deposit under $100,000	55,978	56,614
Certificates of deposit $100,000 and over	69,199	64,737
	$448,515	$428,698

As of December 31, 2003 and 2002, $116,000 and $172,000, respectively, of overdrafts have been reclassified to loans.  See Footnote 3 for further information.

Public deposits are collateralized by investment securities with carrying values of $56.4 million and $36.9 million as of December 31, 2003 and 2002, respectively.  See Footnote 2 for further information.  Additionally, the Bank has a $24.0 million stand-by irrevocable letter of credit pledged as collateral for uninsured public fund deposits.  See Footnote 9 for further information.

Scheduled maturities of time deposits at December 31, 2003 are as follows:

(in thousands)	2004	2005	2006	2007	2008	Total

Certificates of deposit under $100,000	$42,592	$9,841	$1,786	$623	$1,136	$55,978
Certificates of deposit $100,000 and over	50,094	16,484	1,066	143	1,412	69,199
	$92,686	$26,325	$2,852	$766	$2,548	$125,177

7.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date.  At December 31, 2003 and 2002, the carrying amount of securities sold to secure repurchase agreements was $907,000 and $0.  Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.

8.  RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has loans receivable from directors, executive officers and principal shareholders (holders of more than five percent of the outstanding shares of common stock) of the Company and their affiliates as follows:

(in thousands)

Balance at January 1, 2003	$4,733
New loans, including renewals**	7,304
Payments, including renewals	(798)
Balance at December 31, 2003	$11,239

** Comprised of $6,354,000 of new loans and $950,000 relating to the repurchase of a loan participation.

Deposits from related parties held by WestStar at December 31, 2003 and 2002 amounted to $4.2 million and $3.4 million, respectively.

During 2002 and 2001, the Company paid $44,000 and $9,000, respectively, to a director for consulting services provided.  No amounts were paid during 2003.

See Footnote 24 for further information regarding related party transactions.

9.  BORROWINGS

WestStar is a member of the FHLB of Topeka and, as a regular part of its business, obtains advances from this FHLB. Advances bear interest at a fixed rate and are collateralized by FHLB stock owned by WestStar and certain qualifying loans receivable. See Footnote 3 for further information.  As of December 31, 2003, the authorized borrowing line totaled $98.8 million of which $39.5 million was outstanding. Additionally, $24.0 million was a stand-by irrevocable letter of credit pledged as collateral for uninsured public fund deposits. See Footnote 6 for further information.  Interest rates on outstanding FHLB borrowings at December 31, 2003 ranged from 1.55% to 5.45%.   Interest payments on outstanding advances are due monthly.  Principal repayments for certain advances are due at maturity, while other advances require annual principal repayments until fully repaid upon final maturity.  Early repayment of advances will result in a prepayment penalty.

The contractual maturities of borrowings as of December 31, 2003 are as follows:

(in thousands)	Borrowings	Weighted Average Interest Rate

2004	$9,690	3.60%
2005	6,465	3.76%
2006	6,365	4.23%
2007	990	3.43%
2008	662	3.45%
Thereafter	15,289	4.18%
	$39,461	3.95%

WestStar has established an unsecured, overnight federal funds line with Bankers’ Bank of the West (BBW) that expires on August 31, 2004.  As of December 31, 2003, the authorized borrowing line totaled $42.1 million with $0 outstanding.

WestStar has also established overnight federal funds lines with First Tennessee Bank, N.A. (First Tennessee) totaling $20.0 million.  If drawn upon, $10.0 million will be a secured line and $10.0 million will be an unsecured line.  These lines are subject to cancellation by First Tennessee at any time upon the occurrence of certain conditions.  As of December 31, 2003, no amounts were outstanding under the lines.

During 2003, the Company established a federal funds line with Provident Bank totaling $5.0 million.  As of December 31, 2003, no amounts were outstanding under this line.

As of December 31, 2000, $2.0 million was outstanding under an unsecured revolving line of credit with BBW.  All outstanding principal and interest under the line of credit were fully repaid prior to the maturity of July 1, 2001.

10.  INCOME TAXES

Income tax expense for the years ended December 31 consists of the following:

(in thousands)	Current	Deferred	Total

Year ended December 31, 2003
Federal	$817	$(519)	$298
State	68	(56)	12
	$885	$(575)	$310

Year ended December 31, 2002
Federal	$2,878	$(250)	$2,628
State	324	45	369
	$3,202	$(205)	$2,997

Year ended December 31, 2001
Federal	$3,727	$107	$3,834
State	443	46	489
	$4,170	$153	$4,323

Income tax expense differs from the amounts computed by applying the statutory federal income tax rate to pretax earnings as a result of the following:

(in thousands)	2003	2002	2001

Tax expense computed at the statutory federal tax rate	$348	$2,927	$3,545
Tax effect of:
State income taxes, net of federal income tax effects	23	213	298
Dividends subject to exclusion	(88)	(70)	(52)
Tax-exempt interest	(258)	(56)	(82)
Assets written off for tax purposes	236	—	—
Goodwill amortization	—	—	559
Other, net	49	(17)	55
	$310	$2,997	$4,323

Temporary differences between consolidated financial statement carrying amounts and tax bases of assets and liabilities resulting in significant components of deferred income taxes at December 31 are as follows:

(in thousands)	2003	2002

Deferred tax assets
Net operating loss carryforwards	$112	$165
Unrealized losses on investment securities available for sale	71
Allowance for loan losses	1,299	989
Write-off of purchased goodwill with remaining tax basis	786	602
Other	584	407
Total deferred tax assets	2,852	2,163
Deferred tax liabilities
Basis of premises and equipment	2,130	1,301
Unrealized gains on investment securities available for sale	—	243
Other	154	151
Total deferred tax liabilities	2,284	1,695
Net deferred tax asset	$568	$468

Net deferred tax assets are included in “Other Assets” in the accompanying consolidated balance sheets.  In assessing the realization of deferred tax assets, management considers the reversal of existing temporary differences and estimated future taxable income.  The ultimate realization of deferred tax assets is dependent on the generation of future taxable income in the period in which temporary differences become deductible.  The Company believes that it is more likely than not that the deferred tax assets will be realized.

The Company has $3.7 million in net operating loss carryforwards for state income tax purposes, the components of which expire in the years 2006 through 2011.  These net operating loss carryforwards are subject to separate return limitations.

11.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and letters of credit.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.  The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At December 31, the following financial instruments were outstanding whose contract amounts represent credit risk:

(in thousands)	2003	2002

Financial instruments whose contractual amounts represent credit risk
Commitments to extend credit**	$50,908	$57,718
Letters of credit	4,442	6,141
	$55,350	$63,859

**Of the $50.9 million of commitments to extend credit at December 31, 2003, $50.5 million were at variable rates and $440,000 were at fixed rates.  Of the $57.7 million of commitments to extend credit at December 31, 2002, $53.9 million were at variable rates and $3.8 million were at fixed rates.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the commitments do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained is based on management’s credit evaluation.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment and income producing commercial properties.

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

12.  GUARANTEED PREFERRED BENEFICIAL INTEREST IN COMPANY’S SUBORDINATED DEBT (TRUST PREFERRED)

During February 2001, Vail Banks formed Vail Banks Statutory Trust I (Trust I), a wholly owned subsidiary. On February 22, 2001, Trust I issued $16.5 million of 10.20% trust preferred securities (the Trust I Securities).  Interest on the Trust I Securities is payable semi-annually.  The Trust I Securities have a 30-year maturity and can be called beginning in February 2011.  The 3% underwriting fee was capitalized and is included in “Other Assets” in the accompanying consolidated balance sheets.  The fee is being amortized to expense over the 10-year call period. A portion of the proceeds from the Trust I Securities was used to pay the $2 million outstanding principal plus accrued interest on the line of credit with Bankers’ Bank of the West.  The remainder of the proceeds was used for general corporate purposes including the repurchase of shares of common stock and for a capital contribution into WestStar.  See Footnote 14 for further information.

During March 2001, Vail Banks formed Vail Banks Statutory Trust II (Trust II), a wholly owned subsidiary.  On March 28, 2001, Trust II issued $7.5 million of 10.18% trust preferred securities (the Trust II Securities).  Interest on the Trust II Securities is payable semi-annually.  The Trust II Securities have a 30-year maturity and can be called beginning in March 2011.  The 3% underwriting fee was capitalized and is included in “Other Assets” in the accompanying consolidated balance sheets.  The fee is being amortized to expense over the 10-year call period.  Proceeds from the Trust II Securities were used for general corporate purposes including the repurchase of shares of common stock.  See Footnote 14 for further information.

13.  LEGAL CONTINGENCIES

From time to time, the Company is party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans and other issues relating to the business of the Company.  Management of the Company does not believe that there is any pending or threatened proceeding against the Company, which would have a material effect on the Company’s consolidated financial statements.

14.  SHAREHOLDERS’ EQUITY

Stock Repurchase Plan

At its meeting on January 19, 2004, the Company’s Board of Directors reauthorized the Company’s stock repurchase program that was originally approved in February 2001. Since inception of the program through December 31, 2003, the Company has repurchased 1,535,380 shares at an average price of $12.10 per share, or approximately $19 million.  The total amount of repurchases under the program, both previously completed and allowable up to January 2005, aggregate approximately $29 million.

Dividends

Payment of dividends is at the discretion of the Board and is determined by taking into account the earnings, capital levels, cash requirements, and the financial condition of Vail Banks and WestStar, as well as applicable government regulations and other relevant factors.  The principal source of Vail Banks’ income is dividends from WestStar.  There are statutory and regulatory requirements applicable to the payment of dividends by WestStar to Vail Banks, as well as by Vail Banks to its shareholders.  Due to the high volume of dividends relative to earnings paid in earlier years, beginning in 2004, any dividend payments from WestStar to Vail Banks will require prior regulatory approval.  Management believes that approval will be granted as long as WestStar maintains its well-capitalized regulatory status.

Stock Incentive Plan

In January 1998, the Company adopted a Stock Incentive Plan (the Plan) pursuant to which the Compensation Committee (the Committee) of the Board may grant incentive stock options, nonqualified stock options, restricted stock awards and performance share awards to certain employees, directors and others who perform services for the Company.

The number of shares available for grant of awards under the Plan, if any, will be determined by the Company’s shareholders.  On May 20, 2002, shareholders approved a proposal to increase the number of shares available under the Plan to 1,000,000, subject to an annual adjustment.  If granted, outstanding options will be counted against the authorized pool of shares, regardless of their vested status.  At December 31, 2003, there were 29,384 shares available for grant under the Plan.

The option exercise price for each stock option grant will not be less than the fair market value on the date the option is granted.  The Committee may determine the restrictions and conditions under which options may be exercised.  Options must be exercised within ten years of the date granted.

The following table summarizes the Company’s stock option activity and related information for the three years ended December 31, 2003:

	Number of Shares	Weighted Average Exercise Price

Options outstanding at January 1, 2001	582,382	$9.43

Granted	88,736 (a)	10.61
Forfeited	(27,688)	10.37
Exercised	(9,750)	8.77

Options outstanding at December 31, 2001	633,680	9.59

Granted	58,397 (a)	11.27
Forfeited	(32,577)	10.41
Exercised	(19,247)	9.03

Options outstanding at December 31, 2002	640,253	9.71

Granted	33,500 (a)	12.22
Forfeited	(59,945)	10.04
Exercised	(22,274)	9.68

Options outstanding at December 31, 2003	591,534	$9.82

Options exercisable at December 31, 2003	492,608	$9.57

(a) Using the Black-Scholes option-pricing model, the weighted-average fair value of options granted at market value in 2003, 2002 and 2001 was estimated to be $3.35, $3.33 and $3.43, respectively.  The weighted-average fair value of options granted below market value in 2002 was estimated to be $3.72.  No options were granted below market value during 2003 or 2001.  See Footnote 1 for a discussion of the pricing assumptions.

The following table summarizes information pertaining to stock options outstanding as of December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$8.00 – $8.99	213,398	4.2	$8.54	213,398	$8.54
9.00 – 9.99	151,512	6.2	9.48	135,321	9.48
10.00 – 10.99	90,112	6.3	10.38	70,554	10.42
11.00 – 11.99	63,512	7.9	11.42	26,835	11.45
12.00 – 12.99	73,000	6.5	12.24	46,500	12.25
	591,534	5.8	$9.82	492,608	$9.57

During July 2000, the Company granted 80,000 stock options to an officer of the Company, who subsequently resigned in November 2000.  Upon the officer’s resignation 70,400 unvested shares were not forfeited, but were instead allowed to continue vesting. The Company was previously recognizing compensation expense of $268,000 ratably over the vesting period of four years.  In accordance with SFAS 123 and Financial Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the Company recognized compensation expense related to these options of $53,000 during both 2002 and 2001, respectively.  During 2003, the Company accelerated the vesting so that all options were fully vested at December 31, 2003.  The Company recognized the remaining compensation expense related to these options of $152,000 during 2003.

During May 2002, the Company granted 19,988 stock options at a strike price below fair market value.  Under APB Opinion No. 25, the Company is recognizing compensation of $20,000 (equal to the difference between the fair market value of the stock on the date of the grant and the strike price of the options) over the vesting period of four years.  Compensation expense related to these options of $6,000 and $9,000 was recognized during 2003 and 2002, respectively.

On May 12, 2003, the Board approved the grant of 6,250 stock options to two individuals as an inducement to become officers of WestStar.  The options were granted outside of the Plan and when exercised, these stock options will result in the employees receiving unregistered shares of stock.  The following table summarizes the Company’s inducement stock option activity and related information for the year ended December 31, 2003:

	Number of Shares		Weighted Average Exercise Price

Inducement options outstanding at January 1, 2003	—		$—
Granted	6,250	(a)	12.28
Inducement options outstanding at December 31, 2003	6,250		$12.28
Inducement options exercisable at December 31, 2003	—		$—

(a) Using the Black-Scholes option-pricing model, the weighted-average fair value of options granted at market value in 2003 was estimated to be $4.31.  See Footnote 1 for a discussion of the pricing assumptions.

The following table summarizes information pertaining to inducement stock options outstanding as of December 31, 2003:

	Inducement Options Outstanding			Inducement Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$12.00 – 12.99	6,250	9.4	$12.28	—	$—
	6,250	9.4	$12.28	—	$—

During December 2003 an officer of the Company resigned.  Upon the officer’s resignation the Company accelerated the vesting of 11,304 unvested stock options so that they were fully vested at December 31, 2003.  In accordance with SFAS 123 and Financial Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the Company recomputed total compensation related to the unvested options as of the resignation date when the officer transferred from employee to non-employee status and recognized compensation expense of $37,000 during 2003.  The Company used the Black-Scholes option-pricing model to compute the compensation expense.  The following weighted-average assumptions were used: (1) dividend yield of 2.12%, (2) expected life of 4.7 years, (3) expected volatility of 29.8%, and (4) risk-free interest rate of 3.3%.

The Plan also provides for the grant of restricted stock awards subject to restrictions, which the Committee may determine.  The restrictions would typically require continued employment in order to vest in the restricted stock.  Vesting may also be based upon attainment of certain performance measures.

In November 1999, the Company granted 28,762 restricted shares of common stock to officers of the Company.  These shares were granted under the Plan.  The Company is recognizing compensation expense of $302,000 ratably over the vesting period of 10 years.  Compensation expense related to the vested shares was $30,000 in each of the three years ended December 31, 2003.

In January 2000, the Company granted 11,810 restricted shares of common stock to an officer of the Company. These shares were granted under the Plan. The Company is recognizing compensation expense of $112,000 ratably over the vesting period of 10 years.  Compensation expense related to the vested shares was $11,000 in each of the three years ended December 31, 2003.

In January 2001, the Company granted 11,708 restricted shares of common stock to several officers of the Company. The Company is recognizing compensation expense of $120,000 ratably over the vesting period of 10 years.  For the years ended December 31, 2003, 2002 and 2001, compensation expense related to the vested shares was $12,000, $12,000 and $11,000, respectively.  Also during January 2001, the Company granted 4,000 restricted shares of common stock to an officer that vest over five years.  The Company is recognizing compensation expense of $41,000 ratably over this vesting period, and for the years ended December 31, 2003, 2002 and 2001, compensation expense related to the vested shares was $8,000, $12,000 and $4,000, respectively.

In January 2002, the Company granted 117,504 restricted shares of common stock to several officers of the Company. The Company is recognizing compensation expense of $1.3 million ratably over the vesting period of 10 years.  For the years ended December 31, 2003 and 2002, compensation expense related to the vested shares was $132,000 and $124,000, respectively.

On February 18, 2003, the Board granted 102,005 shares of restricted stock to several officers of the Company.  The Company is recognizing compensation expense of $1.2 million ratably over the vesting period of 10 years.  For the year ended December 31, 2003, compensation expense related to the vested shares was $107,000.

Also on February 18, 2003, the Board granted 10,000 shares of restricted stock to an officer of the Company.  The Company was recognizing compensation expense of $120,000 ratably over the vesting period of 10 years and recognized compensation expense related to the vested shares of $10,000 through December 2003.  During December 2003, the officer resigned and the vesting on all unvested shares was accelerated so that all shares were fully vested as of December 31, 2003.  In accordance with SFAS 123 and Financial Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the Company recomputed total compensation of $112,000 as of the resignation date when the officer transferred from employee to non-employee status and recognized additional compensation expense of $101,000.  The Company used the Black-Scholes option-pricing model to compute the compensation expense.  The following weighted-average assumptions were used: (1) dividend yield of 2.12%, (2) expected life of 3.0 years, (3) expected volatility of 29.8%, and (4) risk-free interest rate of 2.4%.

On April 25, 2003, the Board granted 18,272 shares of restricted stock to an officer of the Company.  The Company is recognizing compensation expense of $226,000 related to this grant ratably over the vesting period of 10 years.  For the year ended December 31, 2003, compensation expense related to the vested shares was $15,000.

On May 12, 2003, the Board granted 7,500 shares of restricted stock to an officer of the Company.  The Company is recognizing compensation expense of $92,000 ratably over the vesting period of 10 years.  For the year ended December 31, 2003, compensation expense related to the vested shares was $6,000.

During April and May of 2003, the Board granted 40,000 shares of restricted stock to two individuals as an inducement to become officers of WestStar.  These shares are unregistered and granted outside of the Vail Banks, Inc. Stock Incentive Plan.  The Company is recognizing compensation expense of $493,000 ratably over the vesting period of 10 years.  For the year ended December 31, 2003, compensation expense related to the vested shares was $33,000.

Earnings Per Share

The following table presents the net income and weighted average common shares outstanding used to calculate earnings per share for the years ended December 31:

(in thousands, except share data)	2003	2002	2001

Basic earnings per share computation

Net income available to common shareholders	$714	$5,613	$6,103
Weighted average shares outstanding – basic	5,220,221	5,651,737	5,965,374
Basic earnings per share	$0.14	$0.99	$1.02

Diluted earnings per share computation

Net income available to common shareholders	$714	$5,613	$6,103
Weighted average shares outstanding – basic	5,220,221	5,651,737	5,965,374
Shares assumed issued:
Stock options	147,265	120,628	101,225
Restricted stock	250,234	142,526	44,504
Weighted average shares outstanding – diluted	5,617,720	5,914,891	6,111,103
Diluted earnings per share	$0.13	$0.95	$1.00

Options to purchase an average of 47,000 and 62,000 shares of common stock at average exercise prices of  $12.25 and $12.19 per share were outstanding during 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of these options was greater than the average market prices of the common stock during the year.  There were no anti-dilutive options during 2003.

15.  OTHER NON-INTEREST INCOME

The following table sets forth the components of Vail Banks’ other non-interest income for the years indicated:

(in thousands)	2003	2002	2001
Rental income	$907	$993	$1,127
Other fee income	833	1,018	787
Gain on sale of foreclosed properties	540	138	—
ATM fees	282	320	627
Merchant discount	49	474	486
Gain on sale of investment securities	15	416	—
Other	500	227	327
Total other non-interest income	$3,126	$3,586	$3,354

16.  OTHER NON-INTEREST EXPENSE

The following table sets forth the components of Vail Banks’ other non-interest expense for the years indicated:

(in thousands)	2003	2002	2001

Loss on sale, disposal or write-off of premises and equipment	$1,578	$121	$106
Professional fees	774	1,079	945
Banking service fees	659	639	774
Telephone and data communications	633	613	640
Marketing and promotions	561	481	494
Retail banking	481	875	1,097
Other	1,637	1,758	2,041
Total other non-interest expense	$6,323	$5,566	$6,097

17.  401(k) PLAN

In August 1996, the Company established a qualified 401(k) Plan (the 401(k) Plan) covering all full-time employees, as defined in the 401(k) Plan.  Employees who were eligible could defer up to $12,000 of their compensation during 2003 ($14,000 for employees over 50 years old), subject to certain limitations imposed by the Internal Revenue Code.  These deferral amounts will increase to $13,000 ($16,000 for employees over 50 years old) of compensation for 2004.  The Company makes matching contributions equal to a discretionary percentage of the employees’ contributions; these matches were made in Vail Banks stock during 2003, 2002 and 2001.  Matching contributions vest ratably over a five-year period.  In addition, the Company may make additional profit sharing contributions.  Employer contributions to the 401(k) Plan for the years ended December 31, 2003, 2002 and 2001 were $237,000, $198,000 and $216,000, respectively, and are included in “Non-Interest Expense—Salaries and Employee Benefits” in the accompanying consolidated statements of income.

18.  REGULATORY MATTERS

The Company and WestStar are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and WestStar’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and WestStar must meet specific capital requirements that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions, which become more extensive as an institution becomes more severely undercapitalized.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and WestStar to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

As of December 31, 2003, WestStar was categorized as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.   There are no conditions that have occurred since December 31, 2003 that management believes have changed WestStar’s status as well-capitalized.

The Company’s and WestStar’s actual capital amounts and ratios as of December 31, 2003 and 2002 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2003
Total Capital to Risk-Weighted Assets
Vail Banks, Inc.	$49,115	13.72%	$28,641	8%	N/A	N/A
WestStar Bank	42,320	11.88%	28,494	8%	$35,617	10%
Tier 1 Capital to Risk-Weighted Assets
Vail Banks, Inc.	41,173	11.50%	14,320	4%	N/A	N/A
WestStar Bank	38,817	10.90%	14,247	4%	21,370	6%
Tier 1 Capital to Adj. Average Assets
(also known as leverage ratio)
Vail Banks, Inc.	41,173	7.45%	22,116	4%	N/A	N/A
WestStar Bank	38,817	7.04%	22,058	4%	27,573	5%

As of December 31, 2002
Total Capital to Risk-Weighted Assets
Vail Banks, Inc.	$57,858	15.61%	$29,652	8%	N/A	N/A
WestStar Bank	54,146	14.65%	29,567	8%	$36,959	10%
Tier 1 Capital to Risk-Weighted Assets
Vail Banks, Inc.	52,465	14.15%	14,826	4%	N/A	N/A
WestStar Bank	50,399	13.64%	14,784	4%	22,176	6%
Tier 1 Capital to Adj. Average Assets
(also known as leverage ratio)
Vail Banks, Inc.	52,465	10.27%	20,442	4%	N/A	N/A
WestStar Bank	50,399	9.88%	20,398	4%	25,498	5%

19.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based on quoted market prices.  However, in most instances, there are no quoted market prices for the Company’s financial instruments, with the exception of the investment portfolio.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are highly subjective and judgmental in nature and are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and short-term instruments:  The carrying amounts of cash and due from banks, interest-bearing deposits in banks, and federal funds sold approximate their fair values.

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

Short-term borrowings:  The carrying amounts of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings maturing within ninety days approximate their fair values.  Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Long-term borrowings and trust preferred securities:  The fair values of the Company’s long-term borrowings and trust preferred securities are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and estimated fair values of financial instruments at December 31 are as follows:

	2003		2002
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and due from banks	$21,628	$21,628	$24,940	$24,940
Federal funds sold	79,280	79,280	50,040	50,040
Interest-bearing deposits in banks	2,000	2,000	—	—
Investment securities	81,295	81,322	62,021	62,068
Loans held for sale	2,515	2,515	9,879	9,879
Loans	311,774	313,007	331,003	334,423

Financial liabilities
Deposits, demand and savings	323,338	323,338	307,347	307,347
Deposits with stated maturities	125,177	126,139	121,351	122,215
Securities sold under agreements to repurchase	907	907	—	—
Short-term borrowings	10,809	10,870	9,490	9,587
Long-term borrowings	28,652	29,036	20,510	21,452
Trust preferred securities	24,000	26,127	24,000	25,208

20.  COMPREHENSIVE INCOME

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

The components of other comprehensive income and related tax effects are as follows:

(in thousands)	2003	2002	2001

Unrealized holding (losses) gains on available-for-sale investment securities	$(573)	$580	$186
Reclassification adjustment for (losses) gains included in net income	(282)	61	—
Net unrealized (losses) gains	(855)	641	186
Tax effect	312	(234)	(68)
Net-of-tax amount	$(543)	$407	$118

21.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data of the Company for the eight quarters ended December 31, 2003 are as follows:

	2003				2002
(in thousands, except share data)	Mar-31	Jun-30	Sep-30	Dec-31	Mar-31	Jun-30	Sep-30	Dec-31

Total interest income	$7,750	$8,078	$7,359	$7,005	$8,698	$8,657	$8,583	$7,991
Net interest income	5,657	5,811	5,136	4,894	6,566	6,460	6,432	5,950
Provision for loan losses	125	125	164	164	212	170	—	—
Net interest income after provision for loan losses	5,532	5,686	4,972	4,730	6,354	6,290	6,432	5,950
Income (loss) before income taxes	1,391	1,636	426	(2,429)	2,356	1,938	2,634	1,682
Net income (loss)	975	1,137	363	(1,761)	1,520	1,309	1,688	1,096

Earnings (loss) per share – basic	$0.18	$0.21	$0.07	$(0.35)	$0.27	$0.23	$0.30	$0.20
Earnings (loss) per share – diluted	$0.17	$0.20	$0.07	$(0.35)	$0.26	$0.22	$0.29	$0.19

22.  CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Vail Banks is as follows:

Condensed Balance Sheets

December 31,

(in thousands)	2003	2002
ASSETS

Cash and due from banks	$5,216	$1,882
Investment in WestStar Bank	73,906	85,902
Investments in Trust I and Trust II	743	743
Balances due from Trust I and Trust II	20	20
Other assets	3,423	3,685
	$83,308	$92,232

LIABILITIES AND SHAREHOLDERS’ EQUITY

Balances due to Trust I and Trust II	$25,415	$25,415
Other liabilities	34	45
	25,449	25,460
Shareholders’ equity	57,859	66,772
	$83,308	$92,232

Condensed Statements of Income

Years Ended December 31,

(in thousands)	2003	2002	2001

Income
Equity in earnings of WestStar Bank	$(11,453)	$4,183	$8,381
Dividends from WestStar Bank	15,000	4,000	—
Interest from Trust I and Trust II	76	76	63
Other	4	3	7
	3,627	8,262	8,451
Expenses
Interest to Trust I and Trust II	2,523	2,523	2,112
Salaries, benefits and other compensation	1,500	1,065	882
Other	563	562	698
	4,586	4,150	3,692
Income before income taxes	(959)	4,112	4,759
Income tax benefit	1,673	1,501	1,344
Net income	$714	$5,613	$6,103

Condensed Statements of Cash Flows

Years Ended December 31,

(in thousands)	2003	2002	2001
Cash flows from operating activities
Net income	$714	$5,613	$6,103
Adjustments to reconcile net income to net cash used by operating activities
Equity in undistributed income of subsidiaries	(3,547)	(8,183)	(8,381)
Depreciation and amortization	46	31	78
Change in other assets and accrued liabilities net of effect of purchase business combinations	954	(208)	(509)

Net cash used by operating activities	(1,833)	(2,747)	(2,709)

Cash flows from investing activities
Advances to subsidiaries	—	—	(8,144)
Other	(89)	—	(91)
Net cash used by investing activities	(89)	—	(8,235)

Cash flows from financing activities, net of effect of purchase business combinations
Repayment of proceeds from line of credit	—	—	(2,000)
Proceeds from issuance of notes payable to subsidiaries	—	—	24,743
Dividends received from WestStar Bank	15,000	4,000	—
Proceeds from issuance of common stock	113	174	86
Repurchase of common stock	(8,431)	(1,853)	(8,299)
Payment of cash dividends on common stock	(1,426)	(1,276)	(1,091)
Net cash provided by financing activities	5,256	1,045	13,439
Net increase (decrease) in cash	3,334	(1,702)	2,495
Cash and due from banks at beginning of year	1,882	3,584	1,089
Cash and due from banks at end of year	$5,216	$1,882	$3,584

23.  BUSINESS SEGMENTS

Segment information is presented in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS 131).  This standard is based on a management approach, which requires segmentation based on the Company’s internal organization and internal monitoring of operations.  During 2003 and 2002, the Company had two reportable segments, banking and mortgage origination.  During 2001 the Company had one reportable segment, banking, however in accordance with SFAS 131, if an operating segment is identified as a reportable segment in the current period due to the quantitative thresholds, prior-period segment data presented for comparative purposes shall be restated to reflect the newly reportable segment as a separate segment even if that segment did not satisfy the criteria for reportability in the prior period.  The banking segment provides a full range of commercial and consumer banking products to customers including deposit products, commercial loans, real estate loans, and other business financing arrangements.  The banking segment’s principal source of income is the net spread between the interest earned on loans and investment securities and the interest cost associated with the deposits and borrowings used to finance such loans and investments.  The mortgage origination segment originates mortgage loans and sells them at a guaranteed interest rate to investors in the secondary market.  Its principal source of income is the origination and processing fees received upon funding of a loan by an outside investor.  These two segments are strategic business units that offer different products and services.  They are managed separately because each segment appeals to different markets and accordingly, requires different technology and marketing strategies.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in Footnote 1.  Company management evaluates the performance of each segment based on profit or loss from operations.  Certain administrative costs, however, are borne by the banking segment and are not allocated to the mortgage origination segment.  Accordingly, the information presented is not necessarily indicative of the segments’ financial condition and results of operations had each been operating as independent entities.  The measurements used in reporting these segments, below, are the same as those reviewed monthly by executive management.

Parent company financial information is included in the “Other” category in the table below, and is deemed to represent an overhead function rather than an operating segment.  Also included in this category are items related to Trust I and Trust II.

The Company does not have an external customer from whom it derives 10 percent or more of its revenues and operates in only one geographical area.

Information about reportable segments and reconciliation of such information to the consolidated financial statements as of and for the years ended December 31 is as follows:

	Year Ended December 31, 2003
(in thousands)	Banking	Mortgage Origination	Other	Total

Condensed income statement

Interest and dividend income	$30,188	$—	$4	$30,192
Other income	6,212	4,930	—	11,142
Total income	36,400	4,930	4	41,334
Interest expense	6,247	—	2,447	8,694
Provision for loan losses	578	—	—	578
Depreciation and amortization	2,948	31	47	3,026
Other expense	22,071	3,925	2,016	28,012
Total expense	31,844	3,956	4,510	40,310
Income before income taxes	4,556	974	(4,506)	1,024
Income taxes	1,623	360	(1,673)	310
Net income	$2,933	$614	$(2,833)	$714

Total assets	$566,257	$6,372	$2,981	$575,610

Average gross loans	$324,023	$7,332	$63	$331,418
Average deposits	$456,810	$—	$—	$456,810

	Year Ended December 31, 2002
(in thousands)	Banking	Mortgage Origination	Other	Total

Condensed income statement

Interest and dividend income	$33,925	$—	$4	$33,929
Other income	7,085	4,938	1	12,024
Total income	41,010	4,938	5	45,953
Interest expense	6,074	—	2,447	8,521
Provision for loan losses	382	—	—	382
Depreciation and amortization	2,332	28	32	2,392
Other expense	20,583	3,868	1,597	26,048
Total expense	29,371	3,896	4,076	37,343
Income before income taxes	11,639	1,042	(4,071)	8,610
Income taxes	4,125	373	(1,501)	2,997
Net income	$7,514	$669	$(2,570)	$5,613

Total assets	$538,664	$13,401	$2,198	$554,263

Average gross loans	$356,629	$7,060	$74	$363,763
Average deposits	$439,884	$—	$—	$439,884

	Year Ended December 31, 2001
(in thousands)	Banking	Mortgage Origination	Other	Total

Condensed income statement

Interest and dividend income	$41,961	$—	$4	$41,965
Other income	7,320	4,075	2	11,397
Total income	49,281	4,075	6	53,362
Interest expense	11,059	21	2,050	13,130
Provision for loan losses	800	—	—	800
Depreciation and amortization	3,778	94	78	3,950
Other expense	20,367	3,189	1,500	25,056
Total expense	36,004	3,304	3,628	42,936
Income before income taxes	13,277	771	(3,622)	10,426
Income taxes	5,364	303	(1,344)	4,323
Net income	$7,913	$468	$(2,278)	$6,103

Total assets	$542,266	$9,717	$3,348	$555,331

Average gross loans	$410,539	$5,212	$74	$415,825
Average deposits	$465,194	$—	$—	$465,194

24.  SUBSEQUENT EVENTS (UNAUDITED)

On January 19, 2004, the Board declared a regular quarterly dividend of $0.07 per share to shareholders of record on January 30, 2004.  The dividend was paid on February 13, 2004.

On March 5, 2004, the Company sold its bank building in Vail, Colorado and is leasing back a portion of the space.  The sale resulted in a gain of approximately $1.7 million, all of which was recognized at the time of sale.  The lease, which is being accounted for as an operating lease, has a term of five years with three five-year renewal options and will require future minimum lease payments aggregating approximately $881,000.  The proceeds of the sale included a mortgage note receivable of $7.9 million due in 2024, with an interest rate of 5.30%.   Commissions related to the sale of $261,000 were paid to two related parties.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAIL BANKS, INC.

By:	/s/ Gary S. Judd
Gary S. Judd
President and Chief Executive Officer (Principal Executive Officer)
March 26, 2004

By:	/s/ Peter G. Williston
Peter G. Williston
Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
March 26, 2004

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Gary S. Judd or Peter. G. Williston and either of them (with full power in each to act alone), as true and lawful attorneys-in-fact, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that said attorney-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the 26th day of March 2004.

[Signatures on next page.]

Signature	Title

/s/ E. B. Chester, Jr.	Chairman
E. B. Chester, Jr.

/s/ Lisa M. Dillon	Vice Chairman
Lisa M. Dillon

/s/ Gary S. Judd	Director
Gary S. Judd

/s/ Kay H. Chester	Director
Kay H. Chester

/s/ Dennis R. Devor	Director
Dennis R. Devor

/s/ James G. Flaum	Director
James G. Flaum

/s/ George N. Gillett, Jr.	Director
George N. Gillett, Jr.

/s/ Dan E. Godec	Director
Dan E. Godec

/s/ S. David Gorsuch	Director
S. David Gorsuch

/s/ James M. Griffin	Director
James M. Griffin

/s/ Jack G. Haselbush	Director
Jack G. Haselbush

/s/ Garner F. Hill II	Director
Garner F. Hill II

/s/ Robert L. Knous, Jr.	Director
Robert L. Knous, Jr.

/s/ Kent Myers	Director
Kent Myers

/s/ Byron A. Rose	Director
Byron A. Rose

/s/ Donald L. Vanderhoof	Director
Donald L. Vanderhoof

No.	Exhibit Index
10.8	Agreement for the Sale of the Vail Bank Building, dated March 5, 2004
14	Conflict of Interest or Code of Ethics Policy
21.1	Subsidiaries of the Registrant
23.1	Consent of Dalby, Wendland & Co., P.C. dated March 26, 2004
31.1	Certification by Gary S. Judd, Chief Executive Officer and President of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Peter G. Williston, Senior Executive Vice President and Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Gary S. Judd, Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2

Certification by Peter G. Williston, Senior Executive Vice President and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

40