Form 10-Q
period 2004-03-31
VAIL BANKS INC
filed 2004-05-14
CIK 1035770

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

_______________________

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
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
          Yes   ☐    No  ☒ .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   As of April 30, 2004, there were 5,314,093 shares of common stock ($1.00 par value per share) outstanding.

Vail Banks, Inc.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2004

PART I          FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

VAIL BANKS, INC.
Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except share data)	2004	2003
ASSETS	(unaudited)
Cash and due from banks	$14,514	21,628
Federal funds sold	81,260	79,280
Total cash and cash equivalents	95,774	100,908
Interest-bearing deposits in banks	2,000	2,000
Investment securities, available for sale	110,219	76,554
Investment securities, held to maturity (fair value of
$376(unaudited) and $397 as of March 31, 2004 and December 31, 2003, respectively)	350	370
Investments in bank stocks, at cost	4,391	4,371
Investments in Trust I and Trust II (See Note 1)	743	—
Loans held for sale	560	2,515
Loans, net (includes related party loans of $11,290 (unaudited) and $11,239
as of March 31, 2004 and December 31, 2003, respectively)	316,521	308,271
Premises and equipment, net	34,201	38,147
Interest receivable	2,253	2,134
Goodwill	35,969	36,758
Other intangible assets, net	189	199
Other assets	4,187	3,383
	$607,357	575,610
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits (includes related party deposits of $3,209 (unaudited) and $4,169 at March 31, 2004 and December 31, 2003, respectively)
Non-interest bearing	$102,109	101,305
Interest bearing	380,131	347,210
Total deposits	482,240	448,515
Federal funds purchased and securities sold under agreements to repurchase	583	907
Federal Home Loan Bank advances	34,770	39,461
Guaranteed preferred beneficial interest in Company’s subordinated debt (See Note 1)	—	24,000
Subordinated notes to Trust I and Trust II (See Note 1)	24,743	—
Interest payable and other liabilities	4,717	4,165
Total liabilities	547,053	517,048
Minority interest	696	703
Shareholders’ equity
Preferred stock – $1 par value; 2,250,000 shares authorized, no shares
issued and outstanding at March 31, 2004 (unaudited) and December 31, 2003 respectively	—	—
Common stock – $1 par value; 20,000,000 shares authorized,
5,298,093 (unaudited) and 5,283,264 issued and outstanding at March 31, 2004 and December 31, 2003, respectively	5,298	5,283
Additional paid-in capital	34,144	33,916
Retained earnings	19,882	18,780
Accumulated other comprehensive income (loss), net of tax expense (benefit) of $167(unaudited) and $(71) at March 31, 2004 and December 31, 2003, respectively	284	(120)
Total shareholders' equity	59,608	57,859
	$607,357	575,610

The accompanying notes are an integral part of these unaudited consolidated financial statements

VAIL BANKS, INC.
Consolidated Statements of Income and Comprehensive Income
 (in thousands, except share data)

	Three months ended March 31,
	2004	2003
	(unaudited)	(unaudited)
Interest income
Interest and fees on loans	$6,064	6,749
Interest on investment securities	773	869
Interest on federal funds sold and other short-term investments	204	132
Investments in Trust I and Trust II (See Note 1)	19	—
Total interest income	7,060	7,750
Interest expense
Deposits	1,019	1,172
Borrowings	372	309
Federal funds purchased and securities sold under agreements to repurchase	1	—
Trust preferred securities (See Note 1)	—	612
Subordinated notes to Trust I and Trust II (See Note 1)	631	—
Total interest expense	2,023	2,093
Net interest income	5,037	5,657
Provision for loan losses	158	125
Net interest income after provision for loan losses	4,879	5,532
Non-interest income
Gain on sale of building	1,678	—
Deposit related	685	752
Mortgage broker fees	803	1,450
Other	678	681
	3,844	2,883
Non-interest expense
Salaries and employee benefits	4,019	4,325
Occupancy	845	820
Furniture and equipment	562	708
Amortization of intangible assets	10	19
Other	1,080	1,152
	6,516	7,024
Income before income tax expense	2,207	1,391
Income tax expense	734	416
Net income	1,473	975
Net change in unrealized gain/loss on investment securities available for sale, net of taxes	404	(299)
Comprehensive income	$1,877	676
Earnings per share
Basic	$0.29	0.18
Diluted	$0.27	0.17
Weighted average common shares
Basic	5,019,263	5,507,487
Diluted	5,401,988	5,833,830

The accompanying notes are an integral part of these unaudited consolidated financial statements

Vail Banks, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,
	2004	2003
	(unaudited)	(unaudited)

Cash flows from operating activities
Net income	$1,473	975
Adjustments to reconcile net income to net cash provided by operating activities
Net amortization of premiums on investment securities	151	113
Gain on sale of loans	—	(95)
Provision for loan losses	158	125
Amortization of deferred loan fees	(334)	(37)
Gain on sale of building	(1,678)	—
Depreciation and amortization	471	599
(Gain) loss on sale of foreclosed properties	(94)	21
Recognition of stock compensation on restricted common stock and stock options	100	79
Deferred income tax expense	—	(44)
Other	—	6
Changes in operating assets and liabilities
Loans held for sale	1,955	4,132
Interest receivable	(119)	(350)
Other assets	173	(311)
Interest payable and other liabilities	(283)	(729)
Other, net	(7)	—
Net cash provided by operating activities	1,966	4,484

Cash flows from investing activities
Purchases of investment securities, available for sale	(43,078)	(59,308)
Purchases of bank stocks	(20)	(510)
Proceeds from maturities of investment securities, held to maturity	20	73
Proceeds from maturities/calls of investment securities, available for sale	9,904	10,328
Net increase in loans	(8,747)	(1,501)
Purchases of premises and equipment	(2,370)	(219)
Proceeds from sales of premises and equipment	8,254	51
Proceeds from sales of foreclosed properties	455	66
Net cash used by investing activities	(35,582)	(51,020)

Cash flows from financing activities
Net increase in deposits	33,725	27,597
Net change in federal funds purchased and securities sold under agreements to repurchase	(324)	—
Net (decrease) increase in Federal Home Loan Bank advances	(4,691)	13,202
Proceeds from issuance of common stock	143	—
Repurchase of common stock	—	(1,691)
Payment of cash dividends on common stock	(371)	(343)
Net cash provided by financing activities	28,482	38,765
Net decrease in cash and cash equivalents	(5,134)	(7,771)
Cash and cash equivalents at beginning of period	100,908	74,980
Cash and cash equivalents at end of period	$95,774	67,209

Vail Banks, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Three months ended March 31,
	2004	2003
	(unaudited)	(unaudited)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest expense	$2,206	2,267
Income taxes	$—	275

Non-cash investing and financing transactions Foreclosure of collateralized loans, net of reserve	$673	642
Net change in unrealized gain/loss on investment securities available for sale, net of taxes	$404	(299)
Reclassification of idle premises and equipment to other assets	$—	(274)
Reclassification of other assets to premises and equipment	$—	57
Issuance of restricted common stock	$—	112

On January 1, 2004, the Company adopted Financial Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). As a result of adoption, the Company deconsolidated its two business trusts that had been formed in 2001 to issue trust preferred securities. As a result, the Company added to its balance sheet a $743,000 investment in the two trusts and $24.7 million of subordinated notes payable to the two trusts, and removed from its balance sheet the $24 million of trust preferred securities. In accordance with FIN 46, prior period information was not restated.

The accompanying notes are an integral part of these unaudited consolidated financial statements

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Vail Banks, Inc. (Vail Banks) and its wholly owned subsidiary, WestStar Bank (WestStar). WestStar and Vail Banks own a combined 54.04% interest in Avon 56 Limited and WestStar owns a 100% interest in First Western Mortgage Services (See Note 11) that are also included in the accompanying consolidated financial statements. All entities are collectively referred to as “the Company.” All significant intercompany accounts and transactions have been eliminated in consolidation.

For prior years, the financial statements also included Vail Banks Statutory Trust I and Vail Banks Statutory Trust II, both wholly owned subsidiaries of Vail Banks. In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51), addresses consolidation by business enterprises where ownership interests in an entity may vary over time.  FIN 46 requires that an enterprise’s consolidated financial statements include only subsidiaries in which the enterprise has a controlling financial interest. The Company adopted FIN 46 on January 1, 2004. As a result of adoption, the Company deconsolidated its two business trusts that had been formed in 2001 to issue trust preferred securities because the Company does not have controlling financial interests over the trusts, as specifically defined by FIN 46. In accordance with FIN 46, prior period information was not restated. Additionally, there was no cumulative effect on retained earnings or a change in the Company’s capital ratios as a result of this deconsolidation.

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the consolidated financial statements as of December 31, 2003. These interim unaudited consolidated financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2003. In the opinion of the Company, all adjustments necessary, consisting of only normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the full year.

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

2.  INVESTMENT SECURITIES

Investment securities consist of the following:

	March 31, 2004		December 31, 2003
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
	(unaudited)	(unaudited)
Securities available for sale
Government agencies	$30,309	30,414	20,869	20,813
State and municipal	20,232	20,349	20,282	20,277
Mortgage-backed securities	54,717	54,991	31,080	31,075
Agency preferred stock	4,510	4,465	4,514	4,389
Total securities available for sale	$109,768	110,219	76,745	76,554

Securities held to maturity
Mortgage-backed securities	$350	376	370	397
Total securities held to maturity	$350	376	370	397

Investments in bank stocks
Federal Home Loan Bank stock	$2,338	2,338	2,318	2,318
Federal Reserve Bank stock	1,869	1,869	1,869	1,869
Bankers’ Bank of the West stock	184	184	184	184
	$4,391	4,391	4,371	4,371

The following table presents the components of investment income for the three months ended March 31, 2004 and 2003.

	March 31,	March 31,
(in thousands)	2004	2003
	(unaudited)	(unaudited)
Taxable interest income	$446	652
Nontaxable interest income	271	168
Dividends	56	49
	$773	869

3.  LOANS

Loans consist of the following:

(in thousands)	March 31, 2004	December 31, 2003
	(unaudited)

Commercial, industrial and land	$195,567	185,158
Real estate - construction	60,326	63,844
Real estate - mortgage	59,020	57,602
Consumer and other	5,755	5,940
	320,668	312,544
Less: Allowance for loan losses	(3,361)	(3,503)
Net deferred loan fees	(786)	(770)
Loans, Net	$316,521	308,271

As of March 31, 2004 and December 31, 2003, $144,000 and $116,000, respectively, of deposit account overdrafts have been reclassified to loans.

In the ordinary course of business, the Company had loans receivable from directors, executive officers and principal shareholders (holders of more than five percent of the outstanding shares of common stock) of the Company and their affiliates as follows:

(in thousands)	2004

Balance at January 1, 2004	$11,239
New loans, including renewals	250
Payments	(199)
Balance at March 31, 2004 (unaudited)	$11,290

4.  PROVISION AND ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance are summarized as follows:

(in thousands)	2004

Allowance at January 1, 2004	$3,503
Loans charged off	(338)
Recoveries on loans previously charged off	38
Provision for loan losses	158
Allowance at March 31, 2004 (unaudited)	$3,361

5.  PREMISES AND EQUIPMENT

On March 5, 2004, the Company sold its bank building in Vail, Colorado and is leasing back a portion of the space. The sale resulted in a pre-tax gain of approximately $1.7 million, all of which was recognized at the time of sale. The lease, which is being accounted for as an operating lease, has a term of five years with three five-year renewal options and will require future minimum lease payments aggregating approximately $881,000. WestStar financed $7.9 million of the purchase price with a loan due in 2024 at an interest rate of 5.30% . Commissions related to the sale of $261,000 were paid to two related parties.

6.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. At March 31, 2004 and December 31, 2003, the carrying amount of securities sold to secure repurchase agreements was $583,000 and $907,000, respectively. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

7.  BORROWINGS

WestStar is a member of the Federal Home Loan Bank of Topeka (FHLB) and, as a regular part of its business, obtains both short and long-term advances from this FHLB. Advances are collateralized primarily by FHLB stock owned by WestStar and loans secured by certain mortgages or deeds of trust. As of March 31, 2004, the Company’s total borrowing capacity was $100.6 million of which $34.8 million of borrowings were outstanding ($10.8 million was short-term and $24.0 million was long-term) and $24.0 million in the form of stand-by irrevocable letters of credit issued by the FHLB were pledged as collateral for uninsured public fund deposits.

WestStar has established an unsecured, overnight federal funds line with Bankers’ Bank of the West that expires on August 31, 2004. As of March 31, 2004, this authorized borrowing line totaled $42.1 million with $0 outstanding.

WestStar has also established overnight federal funds lines with First Tennessee Bank, N.A. (First Tennessee) totaling $20.0 million. If drawn upon, $10.0 million will be a secured line and $10.0 million will be an unsecured line. These lines are subject to cancellation by First Tennessee at any time upon the occurrence of certain conditions. As of March 31, 2004, no amounts were outstanding under the lines.

During 2003, the Company established a federal funds line with Provident Bank totaling $5.0 million. As of March 31, 2004, no amounts were outstanding under this line.

8. SHAREHOLDERS’ EQUITY

Stock Repurchase Plan

At its meeting on January 19, 2004, the Company’s Board of Directors reauthorized the Company’s stock repurchase program that was originally approved in February 2001. Since inception of the program through March 31, 2004, the Company has repurchased 1,535,380 shares at an average price of $12.10 per share, or approximately $19 million. The total amount of repurchases under the program, both previously completed and allowable up to January 2005, aggregate approximately $29 million. During the first three months of 2004, the Company did not repurchase any common shares.

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

The following table presents the net income and weighted average common shares outstanding used to calculate earnings per share for the three months ended March 31, 2004 and 2003:

	March 31,
(in thousands, except share data)	2004	2003
	(unaudited)	(unaudited)

Basic earnings per share computation

Net income available to common shareholders	$1,473	975

Weighted average shares outstanding – basic	5,019,263	5,507,487

Basic earnings per share	$0.29	0.18

	March 31,
(in thousands, except share data)	2004	2003
	(unaudited)	(unaudited)

Diluted earnings per share computation

Net income available to common shareholders	$1,473	975

Weighted average shares outstanding – basic	5,019,263	5,507,487
Shares assumed issued:
Stock options	127,975	123,027
Restricted stock	254,750	203,316

Weighted average shares outstanding – diluted	5,401,988	5,833,830

Diluted earnings per share	$0.27	0.17

During the three months ended March 31, 2003, options to purchase an average of 72,000 shares of common stock at an average exercise price of $12.23 per share were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market prices of the common stock during such periods. There were no anti-dilutive options for the three months ended March 31, 2004.

Stock Options

The Company accounts for its stock options in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to expense over the vesting period the fair value of stock-based awards as measured on the date of grant. Alternatively, SFAS 123 allows entities to apply the provisions of APB Opinion No. 25 while disclosing pro forma net income and pro forma earnings per share for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to apply the accounting provisions of APB Opinion No. 25 to employee stock option grants and provide the pro forma disclosure provisions of SFAS 123. Accordingly, stock-based compensation expense for employee option grants is not recognized in the consolidated financial statements, as options granted under the Plan generally have an exercise price equal to the market value of the underlying common stock on the date of grant. However, during May 2002, approximately 20,000 stock options were granted at a strike price below market value. The Company recognized $1,000, of compensation expense during both the three months ended March 31, 2004 and 2003 related to these options. Any non-employee stock option grants are accounted for under SFAS 123.

The fair value of each employee stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used:

	2004	2003
	(unaudited)	(unaudited)
Dividend yield	**	2.0%
Expected life	**	7 years
Expected volatility	**	26.0%
Risk-free interest rate	**	3.6%

** There were no stock option grants during the first quarter of 2004

Had the Company determined compensation cost based on the fair value accounting provisions prescribed by SFAS 123 and using the assumptions listed above, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Three months ended March 31,
(in thousands, except share data)	2004	2003
	(unaudited)	(unaudited)
Net income
As reported	$1,473	975
Deduct: Total stock-based employee compensation determined under the fair value method, net of tax	(38)	(53)
Pro forma	1,435	922

Earnings per share - basic
As reported	0.29	0.18
Pro forma	0.29	0.17

Earnings per share - diluted
As reported	0.27	0.17
Pro forma	0.25	0.15

9.    REGULATORY MATTERS

As of March 31, 2004, the Company met all capital adequacy requirements to which it was subject. As of that date, the Company had Tier 1 and Total Risk-Based Capital ratios of 12.02% and 14.04%, respectively, and a Leverage ratio of 7.88% . Regulatory guidelines permit the Company’s trust preferred securities to be included in the calculation of Tier 1, Total Risk-Based capital, and the Leverage Ratio, subject to certain limitations.

As of March 31, 2004, WestStar met all capital adequacy requirements to which it was subject and exceeded the minimum ratios to be designated as “well-capitalized.” As of March 31, 2004, WestStar had Tier 1 and Total Risk-Based Capital ratios of 11.54% and 12.47%, respectively, and a Leverage ratio of 7.54% .

10. SEGMENT INFORMATION

Information about reportable segments and reconciliation of such information to the consolidated financial statements for the three months ended March 31 is as follows:

	Three Months Ended March 31, 2004 (unaudited)
		Mortgage
(in thousands)	Banking	Brokerage	Other	Total

Condensed income statement

Total income	$10,096	803	5	10,904
Total expense	6,926	672	1,099	8,697
Income before income taxes	3,170	131	(1,094)	2,207
Income taxes	1,083	49	(398)	734
Net income	$2,087	82	(696)	1,473

	Three Months Ended March 31, 2003 (unaudited)
		Mortgage
(in thousands)	Banking	Brokerage	Other	Total

Condensed income statement

Total income	$9,184	1,448	1	10,633
Total expense	7,079	1,122	1,041	9,242
Income before income taxes	2,105	326	(1,040)	1,391
Income taxes	677	119	(380)	416
Net income	$1,428	207	(660)	975

11.  SUBSEQUENT EVENTS

On April 19, 2004, the Board of Directors (Board) declared a regular quarterly dividend of $0.07 per share payable on May 14, 2004 to shareholders of record on April 30, 2004.

On April 19, 2004, the Board approved the merger of First Western into WestStar, effectively dissolving the previously existing subsidiary relationship. This merger will be consummated subsequent to regulatory approval and will have no impact on the future financial condition or results of operations of the Company as First Western was owned 100% by WestStar and was included in the consolidated financial statements of the Company.

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

Basis of Presentation

The following discussion and analysis provides information regarding the Company’s financial condition as of March 31, 2004, and its results of operations for the three months ended March 31, 2004, in comparison to the three months ended March 31, 2003. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51), addresses consolidation by business enterprises where ownership interests in an entity may vary over time.  FIN 46 requires that an enterprise’s consolidated financial statements include only subsidiaries in which the enterprise has a controlling financial interest. The Company adopted FIN 46 on January 1, 2004. As a result of adoption, the Company deconsolidated its two business trusts that had been formed in 2001 to issue trust preferred securities because the Company does not have controlling financial interests over the trusts, as specifically defined by FIN 46. In accordance with FIN 46, prior period information was not restated. Additionally, there was no cumulative effect on retained earnings or a change in the Company’s capital ratios as a result of this deconsolidation.

Overview

Net income was $1.5 million for the three months ended March 31, 2004, up from $975,000 for the three months ended March 31, 2003, an increase of 51%. First quarter 2004 revenue included a $1.7 million gain, pre-tax, on the sale of the Company’s Vail bank building. Without this gain, net income would have been $412,000 for the first quarter 2004.

Diluted earnings per share for the three months ended March 31, 2004, was $0.27 compared to $0.17 for the three months ended March 31, 2003, an increase of 59%. Excluding the gain on the building sale, diluted earnings per share would have been $0.07 for the first quarter 2004.

The annualized return on average assets was 1.00% for the three months ended March 31, 2004 compared to 0.69% for the three months ended March 31, 2003. Excluding the gain on the building sale, the annualized return on average assets would have been 0.28% for the first quarter 2004.

The annualized return on average equity was 10.13% for the three months ended March 31, 2004 compared to 5.99% for the three months ended March 31, 2003. Excluding the gain on the building sale, the annualized return on average equity would have been 2.88% for the first quarter 2004.

 Results of Operations

Net Interest Income. Net interest income, on a fully tax-equivalent basis (FTE), decreased by $577,000, or 10% to $5.2 million for the three months ended March 31, 2004 from $5.7 million for the three months ended March 31, 2003. The net interest margin on an FTE basis was 4.17% for the three months ended March 31, 2004 as compared to 4.89% for the comparable period in 2003. Net interest margin is influenced by the level and relative mix of earning assets, interest bearing liabilities, non-interest bearing liabilities and shareholders’ equity as well as the cost of interest bearing liabilities as compared to the yield on earning assets. The decrease in net interest margin during the first three months of 2004 as compared to the same period in 2003 was due primarily to four factors: (1) a $23.7 million decrease, or 7%, in average loan volumes since March 31, 2003 as a result of the soft economy and more conservative underwriting policies; (2) average interest bearing deposits increased $16.0 million, or 5%, resulting in additional liquidity that the Company used to purchase lower yielding investments and federal funds sold; (3) from January through July 2003, the Company capitalized on the low interest rate environment and its wholesale funding source to extend fixed rate financing to several customers, thereby locking in a spread (these borrowings came at a higher interest cost than deposits); and (4), the 25 basis point interest rate cut implemented by the Federal Reserve during second quarter 2003.

Interest income FTE decreased to $7.2 million for the three months ended March 31, 2004, as compared to $7.8 million for the three months ended March 31, 2003, despite the fact that average earning assets increased during this period. Average earning assets increased 5%, from $476.7 million for the three months ended March 31, 2003 to $498.6 million for the three months ended March 31, 2004. Subsequent to March 31, 2003, the mix of earning assets shifted away from higher yielding loans toward lower yielding investment securities and federal funds sold. During the first three months of 2004, average loans declined to 63% of earning assets as compared to 71% during the first three months of 2003 while average federal funds sold and investment securities increased to 36% of earning assets as compared to 27% during the first three months of 2003. During this time, loans had a yield of 7.75% as compared to the 4.05% yield on investment securities and 0.99% yield on federal funds sold. As a result of this shift, the total yield on average earning assets decreased 87 basis points to 5.80% for the first three months of 2004, as compared to 6.67% for the first three months of 2003.

Interest expense decreased to $2.02 million for the three months ended March 31, 2004, as compared to $2.09 million for the corresponding period in 2003. This decrease was comprised primarily of a $153,000 decrease in interest expense on deposits, offset by a $63,000 increase in interest expense on borrowings. Although average interest bearing deposits increased $16.0 million, or 5%, in 2004 over the corresponding period in 2003, all of the growth was in lower cost checking, savings and money market accounts resulting in this decrease in interest expense. The volume of higher cost certificates of deposits decreased during this period, declining from an average of $129.1 million during first quarter 2003 to $121.9 million during first quarter 2004. Additionally, maturing certificates of deposit renewed at significantly lower interest rates. The increase in interest expense on borrowings was due to higher average borrowings at a slightly lower average cost during 2004 over 2003. During the three months ended March 31, 2004, average borrowings were $62.3 million at an average cost of 6.38% as compared to $57.5 million at 6.50% for the three months ended March 31, 2003. As a result of these factors, the total cost of interest-bearing liabilities decreased 19 basis points to 1.90% for the first three months of 2004, as compared to 2.09% for the first three months of 2003. This decrease in cost of interest bearing liabilities, however, was not in proportion to the decrease in yield on average interest earning assets, resulting in an overall decrease in net interest income and net interest margin for the first three months of 2004.

Non-Interest Income. During the three months ended March 31, 2004, non-interest income increased by $961,000, or 33%, to $3.8 million for the three months ended March 31, 2004, from $2.9 million for the three months ended March 31, 2003. This increase was primarily attributable to the $1.7 million gain on the sale of the Vail bank building during March 2004. This increase was partially offset by a $647,000 decrease in mortgage broker fees. During first quarter 2004, refinancing activity slowed as compared to the refinancing boom of 2002 and 2003.

Non-Interest Expense. Non-interest expense decreased $508,000, or 7%, to $6.5 million for the three months ended March 31, 2004, from $7.0 million for the three months ended March 31, 2003. This decrease was largely attributable to a decrease in salaries and benefits of $306,000 compared to first quarter 2003 and a decrease in furniture and equipment expense of $146,000. Salaries and benefits decreased primarily due to (1) a $361,000 decrease in mortgage incentive pay as a result of lower mortgage origination volume and (2) a $100,000 decrease in employee insurance costs primarily due to favorable healthcare claim volumes, partially offset by (3) $225,000 of salaries and benefits expense attributable to the new Denver Tech branch opened during third quarter 2003. Furniture and equipment expense decreased primarily due to a decrease in depreciation and amortization expense related to the fourth quarter 2003 write-off of $1.6 million of obsolete fixed assets.

The efficiency ratio improved to 73% for the quarter ended March 31, 2004 from 82% for the quarter ended March 31, 2003. This decrease in the efficiency ratio was due to the increase in revenue (net interest income plus non-interest income) of $341,000 from first quarter 2003 to first quarter 2004, while at the same time non-interest expenses decreased by $508,000. Excluding the gain on the building sale, the efficiency ratio would have been 90% for the first quarter 2004.

Income Taxes. The Company’s effective income tax rate (income tax expense as a percentage of pre-tax income) was 33.3% for the three months ended March 31, 2004 as compared to 29.9% for the three months ended March 31, 2003. This increase in the effective income tax rate was primarily due to an increase in pre-tax income during 2004. During the first quarter 2004, tax-exempt interest from municipal securities represented a lower percentage of pre-tax income than it did during 2003, thus resulting in a higher effective tax rate.

Financial Condition

The Company's assets increased by $31.7 million or 6%, to $607.4 million as of March 31, 2004, from $575.6 million as of December 31, 2003.

Federal funds sold balances increased by $2.0 million, or 2%, to $81.3 million as of March 31, 2004 from $79.3 million at December 31, 2003. Investment securities increased to $110.2 million as of March 31, 2004, compared to $76.6 million as of December 31, 2003, a 44% increase. During this period, deposits grew more quickly than quality loan demand, resulting in additional funds to invest.

As of March 31, 2004, loans held for sale decreased $2.0 million, or 78%, from December 31, 2003. The ending balance of loans held for sale at any particular date is dependent on the timing of the closing and ultimate funding of these loans by the outside investor. Thus, an increase or decrease in the ending balance is primarily a function of this timing and not indicative of trends in mortgage loan demand.

Gross loans increased $8.1 million, or 3%, from December 31, 2003. This increase was due to an increase in loan demand as the economy began to improve.

Premises and equipment decreased by $3.9 million, or 10%, from $38.1 million as of December 31, 2003, to $34.2 million as of March 31, 2004. This decrease was mainly attributable to the sale of the Vail bank building, which had a net book value of $5.8 million, and $445,000 of depreciation and amortization expense, offset by the purchase of $2.5 million of premises and equipment primarily related to equipment upgrades, remodeling of branches, the construction of a new branch facility in Glenwood Springs to replace an older building and the purchase of land to build a new branch facility in Fruita.

Goodwill decreased by $789,000, or 2%, from $36.8 million as of December 31, 2003 to $36.0 million as of March 31, 2004 in conjunction with the sale of the Vail bank building.

Deposits increased by $33.7 million, or 8%, from $448.5 million as of December 31, 2003, to $482.2 million as of March 31, 2004. The largest increase was in the money market category, with a $30.0 million, or 29% increase, due in part to the seasonal increase in deposits during the winter ski season. Additionally, the Company continued to focus on attracting new deposit relationships. Finally, customers have been keeping their money in short-term interest bearing accounts presumably so they can easily reinvest it as the economy and markets improve.

Asset Quality

Provision and Allowance for Loan Losses. Provision expense for the three months ended March 31, 2004, was $158,000 compared to $125,000 for the three months ended March 31, 2003. The allowance for loan losses of $3.4 million as of March 31, 2004, decreased 4% from the $3.5 million level as of December 31, 2003 and represents 1.05% of total loans and 205% of non-performing loans as of March 31, 2004 as compared to 1.02% and 109%, respectively at December 31, 2003. During this same time period, average loans increased $3.7 million, or 1%, however non-performing loans decreased $111,000, or 6%. Accordingly, the $142,000 decrease in the allowance for loan losses from December 31, 2003 reflects the Company’s revised estimate of probable losses in the loan portfolio.

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

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses Analysis (in thousands)	Three months ended March 31,
	2004	2003
	(unaudited)	(unaudited)
Average total loans	$314,667	338,411

Total loans at end of period	$319,882	331,503

Allowance at beginning of period	$3,503	3,747
Loans charged off	(338)	(534)
Recoveries on loans previously charged off	38	43
Provision for loan losses	158	125
Allowance at end of period	$3,361	3,381

Annualized net charge-offs to average loans	0.38	0.59
Allowance to total loans at end of period	1.05	1.02

Non-Performing Assets. The following table presents information regarding non-performing assets as of the dates indicated:

Non-Performing Assets (in thousands)	March 31,
	2004	2003
	(unaudited)	(unaudited)
Nonaccrual loans	$1,636	3,089
Restructured loans	—	—
Total non-performing loans	1,636	3,089
Foreclosed properties	674	796
Total non-performing assets	2,310	3,885
Loans 90 days or more past due and accruing	15	83
Total risk assets	$2,325	3,968

Non-performing loans to total loans	0.51%	0.93%

Non-performing assets to loan related assets	0.72%	1.17%

Non-performing assets to total assets	0.38%	0.66%

Risk assets to loan related assets	0.73%	1.19%

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

As of March 31, 2004, the Company had cash and cash equivalents (including federal funds sold) of $95.8 million, interest-bearing deposits in banks of $2.0 million, and investment securities of $115.0 million. Approximately $110.2 million, or 96%, of the Company’s investment portfolio is classified as available-for-sale and can be readily sold, however $58.4 million of this amount has been pledged to secure public fund deposits and $583,000 of this amount has been sold under agreements to repurchase. Accordingly, these pledged amounts may not be available to meet general liquidity needs. Based on current plans and business conditions, the Company expects that its cash, cash equivalents, investment securities and available borrowing capacity under its credit facilities, together with any amounts generated from operations, will be sufficient to meet the Company's liquidity requirements for the next 12 months. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

Cash Flows

Net Cash from Operating Activities

During the three-month period ended March 31, 2004, cash of $2.0 million was provided by operating activities consisting primarily of net income of $1.5 million less non-cash income of $1.2 million plus net decreases in operating assets and liabilities of $1.7 million. Non-cash income consisted primarily of a $1.7 million gain on the sale of the Vail bank building and $334,000 of deferred loan fee amortization, offset by $471,000 of depreciation and amortization expense on premises, equipment and intangible assets, a $158,000 loan loss provision and $151,000 of net amortization of premiums on investment securities. The net decrease in operating assets and liabilities was primarily due to a $2.0 million decrease in loans held for sale and a $173,000 decrease in other assets, offset by a $283,000 increase in interest payable and other liabilities and a $119,000 decrease in interest receivable.

During the three-month period ended March 31, 2003, cash of $4.5 million was provided by operating activities consisting primarily of net income of $975,000 plus non-cash expenses of $767,000 and net decreases in operating assets and liabilities of $2.7 million. Non-cash expenses consisted primarily of $580,000 of depreciation and amortization expense on premises and equipment, a $125,000 loan loss provision and $113,000 of net amortization of premiums on investment securities. The net decrease in operating assets and liabilities was primarily due to a $4.1 million decrease in loans held for sale offset by a $729,000 decrease in interest payable and other liabilities, a $350,000 increase in interest receivable and a $311,000 increase in other assets.

Net Cash from Investing Activities

During the three-month period ended March 31, 2004, cash of $35.6 million was used for investing activities. These outflows consisted primarily of the purchase of $43.1 million of investment securities, an $8.7 million increase in loans and $2.4 million in purchases of premises and equipment, offset by the maturity and/or calls of $9.9 million of investments and $8.3 million of proceeds from the sale of the Vail bank building.

During the three-month period ended March 31, 2003, cash of $51.0 million was used for investing activities. These outflows consisted primarily of the purchase of $59.8 million of investment securities and a $1.5 million increase in loans, offset by the maturity and/or calls of $10.4 million of investment securities.

 Net Cash from Financing Activities

During the three-month period ended March 31, 2004, cash of $28.5 million was provided by financing activities consisting primarily of an increase in deposits of $33.7 million, offset by the repayment of FHLB advances of $4.7 million.

During the three-month period ended March 31, 2003, cash of $38.8 million was provided by financing activities consisting primarily of an increase in deposits of $27.6 million and the receipt of $13.2 million of proceeds from FHLB advances, offset by the repurchase of $1.7 million of common stock and the payment of dividends on common stock of $343,000.

Borrowings

WestStar is a member of the Federal Home Loan Bank of Topeka (FHLB) and, as a regular part of its business, obtains both short and long-term advances from this FHLB. Advances are collateralized primarily by FHLB stock owned by WestStar and loans secured by certain mortgages or deeds of trust. As of March 31, 2004, the Company’s total borrowing capacity was $100.6 million of which $34.8 million of borrowings were outstanding ($10.8 million was short-term and $24.0 million was long-term) and $24.0 million in the form of stand-by irrevocable letters of credit issued by the FHLB were pledged as collateral for uninsured public fund deposits.

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

On April 19, 2004, the Board declared a regular quarterly dividend of $0.07 per share payable on May 14, 2004 to Vail Banks’ shareholders of record on April 30, 2004.

Stock Repurchase Plan

At its meeting on January 19, 2004, the Company’s Board of Directors reauthorized the Company’s stock repurchase program that was originally approved in February 2001. Since inception of the program through March 31, 2004, the Company has repurchased 1,535,380 shares at an average price of $12.10 per share, or approximately $19 million. The total amount of repurchases under the program, both previously completed and allowable up to January 2005, aggregate approximately $29 million. During the first three months of 2004, the Company did not repurchase any common shares.

Capital Resources

As of March 31, 2004, shareholders’ equity had increased $1.7 million, or 3%, to $59.6 million from $57.9 million as of December 31, 2003. This increase is primarily related to the retention of earnings of $1.5 million and an increase in other comprehensive income of $404,000, offset by the payment of common stock dividends of $371,000.

As of March 31, 2004 and 2003, the Company met all capital adequacy requirements to which it was subject. As of March 31, 2004, the Company had Tier 1 and Total Risk-Based Capital ratios of 12.02% and 14.04%, respectively, and a Leverage ratio of 7.88% . Regulatory guidelines permit the Company’s trust preferred securities to be included in the calculation of Tier 1, Total Risk-Based capital and the Leverage Ratio, subject to certain limitations. As of March 31, 2003, the Company had Tier 1 and Total Risk-Based Capital ratios of 13.57% and 14.99%, respectively, and a Leverage ratio of 9.59% .

As of March 31, 2004 and 2003, WestStar met all capital adequacy requirements to which it was subject and exceeded the minimum ratios to be designated as “well-capitalized.” As of March 31, 2004, WestStar had Tier 1 and Total Risk-Based Capital ratios of 11.54% and 12.47%, respectively, and a Leverage ratio of 7.54% . As of March 31, 2003, WestStar had Tier 1 and Total Risk-Based Capital ratios of 13.04% and 13.94%, respectively, and a Leverage ratio of 9.21% .

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Quantitative Disclosures About Market Risk

The table below provides information about the Company’s financial instruments as of December 31, 2003 that are sensitive to  changes in interest rates.

		Principal Amount Maturing (b) in:
						Thereafter		Fair Value
						or Non-		December 31,
(in thousands)	2004	2005	2006	2007	2008	Maturing	Total	2003
INTEREST RATE SENSITIVE ASSETS

Federal funds sold and interest earning deposits	$81,280	$ —	$ —	$ —	$ —	$ —	$81,280	$81,280
Weighted average interest rate	0.93%	0.00%	0.00%	0.00%	0.00%	0.00%	0.93%
Adjustable-rate securities	—	—	—	500	231	46,299	47,030	46,884
Weighted average interest rate (a)	0.00%	0.00%	0.00%	2.25%	3.76%	3.65%	3.64%
Fixed-rate securities	454	2,577	2,102	5	107	24,840	30,085	30,067
Weighted average interest rate (a)	6.79%	2.30%	2.72%	7.52%	6.54%	6.83%	6.16%
Investments in bank stocks	—	—	—	—	—	4,371	4,371	4,371
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	4.62%	4.62%
Loans held for sale	2,515	—	—	—	—	—	2,515	2,515
Weighted average interest rate	4.73%	0.00%	0.00%	0.00%	0.00%	0.00%	4.73%
Adjustable-rate loans	132,491	27,237	29,684	20,000	25,418	21,654	256,484	255,438
Weighted average interest rate	6.39%	6.38%	5.98%	6.46%	6.30%	6.32%	6.33%
Fixed-rate loans	18,570	7,443	3,041	1,681	4,935	20,390	56,060	57,569
Weighted average interest rate	6.51%	7.84%	8.93%	7.34%	6.10%	6.90%	6.95%
Total interest rate sensitive assets	$235,310	$37,257	$34,827	$22,186	$30,691	$117,554	$477,825	$478,124
Weighted average interest rate	4.49%	6.39%	6.04%	6.43%	6.25%	5.41%	5.18%
INTEREST RATE SENSITIVE LIABILITIES

Interest-bearing checking, savings and money market
accounts	$ —	$ —	$ —	$ —	$ —	$222,033	$222,033	$222,033
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.63%	0.63%
Fixed-rate time deposits	92,686	26,325	2,852	766	2,548	—	125,177	126,139
Weighted average interest rate	1.92%	2.68%	3.14%	3.31%	3.22%	0.00%	2.14%
Securities sold under agreements to repurchase	907	—	—	—	—	—	907	907
Weighted average interest rate	0.38%	0.00%	0.00%	0.00%	0.00%	0.00%	0.38%
Fixed-rate borrowings	9,690	6,465	6,365	990	662	15,289	39,461	39,906
Weighted average interest rate	3.60%	3.76%	4.25%	3.43%	4.15%	4.18%	3.96%
Trust preferred	—	—	—	—	—	24,000	24,000	26,127
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	10.19%	10.19%
Total interest rate sensitive liabilities	$103,283	$32,790	$9,217	$1,756	$3,210	$261,322	$411,578	$415,112
Weighted average interest rate	2.06%	2.89%	3.91%	3.38%	3.41%	1.71%	1.96%

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

The Company’s Asset/Liability Management Committee manages interest rate risk. The principal objective of asset/liability management is to manage the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. To effectively measure and manage interest rate risk, the Company uses computer simulations that determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, investment securities, loans, deposits, and borrowings. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these computer simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. As of March 31, 2004, the Company has never used interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposures.

During the first quarter of 2004, Vail Bank experienced a decrease in liquidity due to investment in securities and increased loan demand, offsetting an increase in deposits. This decreased liquidity position decreased the asset sensitivity of the balance sheet and has made Vail Banks less sensitive to changes in interest rates at March 31, 2004 than at December 31, 2003. Given the Company’s interest rate gap position at March 31, 2004, if rates fall, asset yields will decline faster than the cost of interest bearing liabilities, leading to a decline in the margin. If rates rise, asset yields will increase faster than the cost of interest bearing liabilities, leading to an increase in the margin.  The extent of this decline or increase will depend on the degree to which deposit rates change relative to market rates.

The reduction in short-term rates by the Federal Reserve during 2001, 2002 and 2003 effectively repriced a significant portion of the Company’s loan portfolio. While it also produced an opportunity to reduce funding costs, at the current level of interest rates, further reductions in funding costs may be more limited.

Item 4. CONTROLS AND PROCEDURES

Company management, including the vice chairman and chief financial officer, supervised and participated in an evaluation of the Company’s disclosure controls and procedures (as defined in rules of the Securities and Exchange Commission) as of March 31, 2004. Based on, and as of the date of, that evaluation, the Company’s president and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective in accumulating and communicating information to management, including the vice chairman and chief financial officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted under the Securities and Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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
The Company filed a Current Report on Form 8-K dated February 5, 2004, under Items 7 and 12. The report included a press release reporting Vail Banks’ results of operations and financial condition for 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

VAIL BANKS, INC.

Date: May 13, 2004	/s/ GARY S. JUDD Gary S. Judd Chief Executive Officer and President (Principal Executive Officer

Date: May 13, 2004	/s/ PETER G. WILLISTON Peter G. Williston Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)