Form 10-Q
period 2004-06-30
VAIL BANKS INC
filed 2004-08-13
CIK 1035770

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐  No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of July 31, 2004, there were 5,332,330 shares of common stock ($1.00 par value per share) outstanding.

VAIL BANKS, INC.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2004

PART I     FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

VAIL BANKS, INC.
Consolidated Balance Sheets

(in thousands, except share data)	June 30, 2004	December 31, 2003

ASSETS	(unaudited)
Cash and due from banks	$18,871	21,628
Federal funds sold	—	79,280

Total cash and cash equivalents	18,871	100,908
Interest-bearing deposits in banks	2,000	2,000
Investment securities, available for sale	137,877	76,554
Investment securities, held to maturity (fair value of $344 (unaudited) and $397 as of June 30, 2004 and December 31, 2003, respectively)	323	370
Investments in bank stocks, at cost	4,372	4,371
Investments in Trust I and Trust II (See Note 1)	743	—
Loans held for sale	2,028	2,515
Loans, net (includes related party loans of $11,068 (unaudited) and $11,239 as of June 30, 2004 and December 31, 2003, respectively)	345,512	308,271
Premises and equipment, net	34,901	38,147
Interest receivable	2,256	2,134
Goodwill	35,969	36,758
Other intangible assets, net	179	199
Other assets	5,396	3,383

	$590,427	575,610

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits (includes related party deposits of $3,152 (unaudited) and $4,169 at June 30, 2004 and December 31, 2003, respectively)
Non-interest bearing	$105,883	101,305
Interest bearing	361,052	347,210

Total deposits	466,935	448,515
Federal funds purchased and securities sold under agreements to repurchase	2,816	907
Federal Home Loan Bank advances	33,615	39,461
Guaranteed preferred beneficial interest in Company’s subordinated debt (See Note 1)	—	24,000
Subordinated notes to Trust I and Trust II (See Note 1)	24,743	—
Interest payable and other liabilities	3,331	4,165

Total liabilities	531,440	517,048
Minority interest	689	703
Shareholders’ equity
Preferred stock – $1 par value; 2,250,000 shares authorized, no shares issued and outstanding at June 30, 2004 (unaudited) and December 31, 2003, respectively	—	—
Common stock – $1 par value; 20,000,000 shares authorized, 5,326,330 (unaudited) and 5,283,264 issued and outstanding at June 30, 2004 and December 31, 2003, respectively	5,326	5,283
Additional paid-in capital	34,485	33,916
Retained earnings	20,085	18,780
Accumulated other comprehensive loss, net of tax benefit of $(940) (unaudited) and $(71) at June 30, 2004 and December 31, 2003, respectively	(1,598)	(120)

Total shareholders’ equity	58,298	57,859

	$590,427	575,610

The accompanying notes are an integral part of these unaudited consolidated financial statements

Vail Banks, Inc.
Consolidated Statements of Income and Comprehensive Income
(in thousands, except share data)

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest and dividend income
Loans, including fees	$6,166	6,793	12,230	13,542
Investment securities	1,045	1,128	1,818	1,997
Federal funds sold and other short-term investments	85	157	289	289
Investments in Trust I and II (See Note 1)	19	—	38	—

Total interest and dividend income	7,315	8,078	14,375	15,828

Interest expense
Deposits	1,005	1,232	2,024	2,404
Short-term borrowings	104	93	202	168
Long-term borrowings	241	331	515	565
Federal funds purchased and securities sold under agreements to repurchase	1	—	2	—
Trust preferred securities (See Note 1)	—	611	—	1,223
Subordinated notes to Trust I and II (See Note 1)	630	—	1,261	—

Total interest expense	1,981	2,267	4,004	4,360

Net interest income	5,334	5,811	10,371	11,468

Provision for loan losses	43	125	201	250

Net interest income after provision for loan losses	5,291	5,686	10,170	11,218

Non-interest income
Gain on sale of premises and equipment	103	10	1,781	16
Deposit related	692	824	1,377	1,576
Mortgage broker fees	775	1,334	1,578	2,784
Other	522	677	1,200	1,352

	2,092	2,845	5,936	5,728

Non-interest expense
Salaries and employee benefits	3,994	4,287	8,013	8,612
Occupancy	846	808	1,691	1,628
Furniture and equipment	611	691	1,173	1,399
Amortization of intangible assets	10	18	20	37
Other	1,158	1,091	2,238	2,243

	6,619	6,895	13,135	13,919

Income before income tax expense	764	1,636	2,971	3,027
Income tax expense	190	499	924	915

Net income	574	1,137	2,047	2,112
Net change in unrealized gain/loss on investment securities available for sale, net of taxes	(1,882)	245	(1,478)	(54)

Comprehensive income	$(1,308)	1,382	569	2,058

VAIL BANKS, INC.
Consolidated Statements of Income and Comprehensive Income (Continued)
(in thousands)

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Earnings per share
Basic	$0.11	0.21	0.41	0.39

Diluted	$0.11	0.20	0.38	0.37

Weighted average common shares
Basic	5,050,161	5,327,503	5,034,712	5,416,998

Diluted	5,417,827	5,706,629	5,409,908	5,769,878

The accompanying notes are an integral part of these unaudited consolidated financial statements

VAIL BANKS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,

	2004	2003

	(unaudited)	(unaudited)

Cash flows from operating activities
Net income	$2,047	2,112
Adjustments to reconcile net income to net cash provided by operating activities
Net amortization of premiums on investment securities	422	195
Gain on sale of loans	—	(95)
Provision for loan losses	201	250
Amortization of deferred loan fees	(333)	(98)
(Gain) loss on sale of premises and equipment	(1,781)	16
Depreciation and amortization	918	1,162
Gain on sale of foreclosed properties	(119)	(53)
Recognition of stock compensation on restricted common stock and stock options	201	179
Deferred income tax expense	(1)	(177)
Changes in operating assets and liabilities
Loans held for sale	487	2,733
Interest receivable	(122)	(692)
Other assets	184	(915)
Interest payable and other liabilities	(821)	(519)
Other, net	(14)	1

Net cash provided by operating activities	1,269	4,099

Cash flows from investing activities
Purchases of investment securities, available for sale	(80,520)	(66,289)
Purchases of bank stocks	(20)	(635)
Proceeds from maturities of investment securities, held to maturity	47	187
Proceeds from maturities/calls of investment securities, available for sale	16,428	21,639
Proceeds from redemption of bank stocks	19	—
Net (increase) decrease in loans	(38,187)	8,131
Purchases of premises and equipment	(4,279)	(1,067)
Proceeds from sales of premises and equipment	8,283	50
Proceeds from sales of foreclosed properties	771	1,990

Net cash used by investing activities	(97,458)	(35,994)

Cash flows from financing activities
Net increase in deposits	18,420	28,743
Net change in federal funds purchased and securities sold under agreements to repurchase	1,909	—
Net (decrease) increase in Federal Home Loan Bank advances	(5,846)	15,701
Proceeds from issuance of common stock	411	81
Repurchase of common stock	—	(5,463)
Payment of cash dividends on common stock	(742)	(681)

Net cash provided by financing activities	14,152	38,381

Net (decrease) increase in cash and cash equivalents	(82,037)	6,486
Cash and cash equivalents at beginning of period	100,908	74,980

Cash and cash equivalents at end of period	$18,871	81,466

VAIL BANKS, INC.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Six months ended June 30,

	2004	2003

	(unaudited)	(unaudited)

Supplemental disclosures of cash flow information Cash paid during the period for:
Interest expense	$4,015	4,326

Income taxes	$952	1,323

Non-cash investing and financing transactions Foreclosure of collateralized loans, net of reserve	$1,078	2,238

Net change in unrealized gain/loss on investment securities available for sale, net of taxes	$(1,478)	(54)

Reclassification of idle premises and equipment to other assets	$—	(274)

Reclassification of other assets to premises and equipment	$—	57

Issuance of restricted common stock	$—	130

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

The accompanying notes are an integral part of these unaudited consolidated financial statements

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

1.  ORGANIZATION AND BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements include the accounts of Vail Banks, Inc. (Vail Banks) and its wholly owned subsidiary, WestStar Bank (WestStar).  WestStar and Vail Banks own a combined 54.04% interest in Avon 56 Limited and WestStar owns a 100% interest in First Western Mortgage Services (See Notes 11 and 13) that are also included in the accompanying consolidated financial statements.  All entities are collectively referred to as “the Company.”  All significant intercompany accounts and transactions have been eliminated in consolidation.

          For prior years, the financial statements also included Vail Banks Statutory Trust I and Vail Banks Statutory Trust II, both wholly owned subsidiaries of Vail Banks.  In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46).  This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51), addresses consolidation by business enterprises where ownership interests in an entity may vary over time.  FIN 46 requires that an enterprise’s consolidated financial statements include only subsidiaries in which the enterprise has a controlling financial interest.  The Company adopted FIN 46 on January 1, 2004.  As a result of adoption, the Company no longer consolidates its two subsidiary trusts that had been formed in 2001 to issue trust preferred securities because the Company does not have controlling financial interests over the trusts, as specifically defined by FIN 46.   The effect of this change is that the Company now excludes the trust preferred securities issued by the subsidiary trusts from its consolidated balance sheets and includes the subordinated debentures issued by the Company to the trusts. In accordance with FIN 46, prior period information was not restated.   Additionally, there was no cumulative effect on retained earnings or a change in the Company’s capital ratios as a result of this adoption.

          The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the consolidated financial statements as of December 31, 2003.  These interim unaudited consolidated financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2003.  In the opinion of the Company, all adjustments necessary, consisting of only normal recurring items, have been included for a fair presentation of the accompanying unaudited consolidated financial statements.  Operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the full year.

          Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

2.  INVESTMENT SECURITIES

          Investment securities consist of the following:

	June 30, 2004		December 31, 2003

(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(unaudited)	(unaudited)
Securities available for sale
Government agencies	$42,642	42,235	20,869	20,813
State and municipal	20,131	19,345	20,282	20,277
Mortgage-backed securities	73,136	71,979	31,080	31,075
Agency preferred stock	4,506	4,318	4,514	4,389

Total securities available for sale	$140,415	137,877	76,745	76,554

Securities held to maturity
Mortgage-backed securities	$323	344	370	397

Total securities held to maturity	$323	344	370	397

	June 30, 2004		December 31, 2003

(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(unaudited)	(unaudited)

Investments in bank stocks
Federal Home Loan Bank stock	$2,319	2,319	2,318	2,318
Federal Reserve Bank stock	1,870	1,870	1,869	1,869
Bankers’ Bank of the West stock	183	183	184	184

	$4,372	4,372	4,371	4,371

          The following table presents the components of investment income for the three and six months ended June 30, 2004 and 2003.

	Three months ended June 30,		Six months ended June 30,

(in thousands)	2004	2003	2004	2003

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Taxable interest income	$732	753	1,178	1,404
Nontaxable interest income	265	328	536	496
Dividends	48	47	104	97

	$1,045	1,128	1,818	1,997

3.  LOANS HELD FOR SALE

          First Western sells mortgage loans to certain investors subject to contractual recourse provisions that may obligate them to repurchase a mortgage loan if certain monthly payments during the first six months after the sale of the loan are not made by the borrower.  As of June 30, 2004, the maximum amount of loans First Western could potentially be required to repurchase was $22.0 million.  This amount does not necessarily represent future cash requirements as the Company has historically repurchased no mortgage loans and does not anticipate that future repurchases will be necessary.

4.  LOANS

          Loans consist of the following:

(in thousands)	June 30, 2004	December 31, 2003

	(unaudited)
Commercial, industrial and land	$215,361	185,158
Real estate – construction	58,855	63,844
Real estate – mortgage	69,704	57,602
Consumer and other	5,952	5,940

	349,872	312,544
Less: Allowance for loan losses	(3,369)	(3,503)
Net deferred loan fees	(991)	(770)

Loans, Net	$345,512	308,271

          As of June 30, 2004 and December 31, 2003, $221,000 and $116,000, respectively, of deposit account overdrafts have been reclassified to loans.

          In the ordinary course of business, the Company had loans receivable from directors, executive officers and principal shareholders (holders of more than five percent of the outstanding shares of common stock) of the Company and their affiliates as follows:

(in thousands)	2004

Balance at January 1, 2004	$11,239
New loans, including renewals	309
Payments	(480)

Balance at June 30, 2004 (unaudited)	$11,068

5.  PROVISION AND ALLOWANCE FOR LOAN LOSSES

          Transactions in the allowance are summarized as follows:

(in thousands)	2004

Allowance at January 1, 2004	$3,503
Loans charged off	(458)
Recoveries on loans previously charged off	123
Provision for loan losses	201

Allowance at June 30, 2004 (unaudited)	$3,369

6.  PREMISES AND EQUIPMENT

          On March 5, 2004, the Company sold its bank building in Vail, Colorado and is leasing back a portion of the space.  The sale resulted in a pre-tax gain of approximately $1.7 million, all of which was recognized at the time of sale.  The lease, which is being accounted for as an operating lease, has a term of five years with three five-year renewal options and will require future minimum lease payments aggregating approximately $881,000.  WestStar financed $7.9 million of the purchase price, of which $2 million was participated to another financial institution, with a loan due in 2024 at an interest rate of 5.30%.   Commissions of $261,000 related to the sale were paid to two related parties.

          On  June 30, 2004, the Company sold the right to purchase its main bank building in Glenwood Springs, Colorado that will be replaced by a new building currently under construction (See Note 13).  The sale resulted in a pre-tax gain of approximately $107,000, all of which was recognized at the time of sale.

7.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

          Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date.  At June 30, 2004 and December 31, 2003, the carrying amount of securities sold to secure repurchase agreements was $666,000 and $907,000, respectively.  Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.

8.  BORROWINGS

          WestStar is a member of the Federal Home Loan Bank of Topeka (FHLB) and, as a regular part of its business, obtains both short and long-term advances from this FHLB. Advances are collateralized primarily by FHLB stock owned by WestStar and loans secured by certain mortgages or deeds of trust. As of June 30, 2004, the Company’s total borrowing capacity was $123.9 million of which $33.6 million of borrowings were outstanding ($10.8 million was short-term and $22.8 million was long-term) and $24.0 million in the form of stand-by irrevocable letters of credit issued by the FHLB were pledged as collateral for uninsured public fund deposits.

          WestStar has established an unsecured, overnight federal funds line with Bankers’ Bank of the West that expires on August 31, 2004.  As of June 30, 2004, this authorized borrowing line totaled $42.1 million with $2.2 million outstanding.

          WestStar has also established overnight federal funds lines with First Tennessee Bank, N.A. (First Tennessee) totaling $20.0 million.  If drawn upon, $10.0 million will be a secured line and $10.0 million will be an unsecured line.  These lines are subject to cancellation by First Tennessee at any time upon the occurrence of certain conditions.  As of June 30, 2004, no amounts were outstanding under the lines.

9.  SHAREHOLDERS’ EQUITY

Stock Repurchase Plan

          At its meeting on January 19, 2004, the Company’s Board of Directors reauthorized the Company’s stock repurchase program that was originally approved in February 2001. Since inception of the program through June 30, 2004, the Company has repurchased 1,535,380 shares at an average price of $12.10 per share, or approximately $19 million.  The total amount of repurchases under the program, both previously completed and allowable up to January 2005, aggregate approximately $29 million.  During the first six months of 2004, the Company did not repurchase any common shares.

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

          The following table presents the net income and weighted average common shares outstanding used to calculate earnings per share for the six months ended June 30, 2004 and 2003:

	June 30,

(in thousands, except share data)	2004	2003

	(unaudited)	(unaudited)

Basic earnings per share computation

Net income available to common shareholders	$2,047	2,112

Weighted average shares outstanding – basic	5,034,712	5,416,998

Basic earnings per share	$0.41	0.39

	June 30,

(in thousands, except share data)	2004	2003

	(unaudited)	(unaudited)
Diluted earnings per share computation
Net income available to common shareholders	$2,047	2,112

	5,034,712	5,416,998

Weighted average shares outstanding – basic Shares assumed issued:
Stock options	123,181	128,559
Restricted stock	252,015	224,321

Weighted average shares outstanding – diluted	5,409,908	5,769,878

Diluted earnings per share	$0.38	0.37

          During the six months ended June 30, 2003, options to purchase an average of 44,000 shares of common stock at an average exercise price of $12.25 per share were outstanding, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock during such period.  There were no anti-dilutive options for the six months ended June 30, 2004.

Stock Options

          The Company accounts for its stock options in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to expense over the vesting period the fair value of stock-based awards as measured on the date of grant.  Alternatively, SFAS 123 allows entities to apply the provisions of APB Opinion No. 25 while disclosing pro forma net income and pro forma earnings per share for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied.  The Company has elected to apply the accounting provisions of APB Opinion No. 25 to employee stock option grants and provide the pro forma disclosure provisions of SFAS 123.  Accordingly, stock-based compensation expense for employee option grants is not recognized in the consolidated financial statements, as options granted under the Plan generally have an exercise price equal to the market value of the underlying common stock on the date of grant.  However, during May 2002, approximately 20,000 stock options were granted at a strike price below market value.  The Company recognized $2,000 and $3,000, of compensation expense during the six months ended June 30, 2004 and 2003, respectively, related to these options.  Any non-employee stock option grants are accounted for under SFAS 123.

          The fair value of each employee stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model.  The following weighted-average assumptions were used:

	2004	2003

	(unaudited)	(unaudited)
Dividend yield	**	2.0%
Expected life	**	7 years
Expected volatility	**	26.0%
Risk-free interest rate	**	3.6%

          ** There were no stock option grants during the first six months of 2004

          Had the Company determined compensation cost based on the fair value accounting provisions prescribed by SFAS 123 and using the assumptions listed above, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,

(in thousands, except share data)	2004	2003	2004	2003

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income
As reported	$574	1,137	2,047	2,112
Deduct: Total stock-based employee compensation determined under the fair value method, net of tax	(35)	(53)	(73)	(106)

Pro forma	$539	1,084	(1,974)	2,006

Earnings per share – basic
As reported	$0.11	0.21	0.41	0.39
Pro forma	$0.11	0.20	0.39	0.37

Earnings per share – diluted
As reported	$0.11	0.20	0.38	0.37
Pro forma	$0.09	0.19	0.35	0.35

          On May 17, shareholders approved an amendment to increase the number of shares of common stock reserved for issuance under the Plan from the current 1,000,000 shares to 1,250,000 and to provide that the new total number of shares will increase on January 1st of each year using a formula based on increases in the total number of shares outstanding.  The amendment also increased the number of shares reserved for the grant of incentive stock options from 500,000 shares to 625,000 shares.

10.  REGULATORY MATTERS

          As of June 30, 2004, the Company met all capital adequacy requirements to which it was subject.  As of that date, the Company had Tier 1 and Total Risk-Based Capital ratios of 11.45% and 13.30%, respectively, and a Leverage ratio of 8.00%.  Regulatory guidelines permit the Company’s trust preferred securities to be included in the calculation of Tier 1, Total Risk-Based capital, and the Leverage Ratio, subject to certain limitations.

          As of June 30, 2004, WestStar met all capital adequacy requirements to which it was subject and exceeded the minimum ratios to be designated as “well-capitalized.”  As of June 30, 2004, WestStar had Tier 1 and Total Risk-Based Capital ratios of 11.13% and 12.00%, respectively, and a Leverage ratio of 7.76%.

11.  SEGMENT INFORMATION

          Information about reportable segments and reconciliation of such information to the consolidated financial statements for the six months ended June 30 is as follows:

	Six Months Ended June 30, 2004 (unaudited)

(in thousands)	Banking	Mortgage Brokerage	Other	Total

Condensed income statement

Total income	$18,645	1,646	20	20,311
Total expense	13,795	1,374	2,171	17,340

Income before income taxes	4,850	272	(2,151)	2,971
Income taxes	1,606	102	(784)	924

Net income	$3,244	170	(1,367)	2,047

	Six Months Ended June 30, 2003 (unaudited)

(in thousands)	Banking	Mortgage Brokerage	Other	Total

Condensed income statement

Total income	$18,773	2,781	2	21,556
Total expense	14,197	2,220	2,112	18,529

Income before income taxes	4,576	561	(2,110)	3,027
Income taxes	1,486	204	(775)	915

Net income	$3,090	357	(1,335)	2,112

12.  RECENT ACCOUNTING PRONOUNCEMENTS

          In March 2004, the Emerging Issues Task Force of the FASB reached consensus opinions regarding the determination of whether an investment is considered impaired, whether the identified impairment is considered other-than-temporary, how to measure other-than-temporary impairment, and how to disclose unrealized losses on investments that are not other-than-temporarily impaired. The consensus opinions are detailed in Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.  For the quarter ended June 30, 2004, the Company has determined that it has the ability and intent to hold its investments classified as available for sale for a reasonable period of time sufficient for the fair value of the securities to recover.

13.  SUBSEQUENT EVENTS

          On July 19, 2004, the Board of Directors (Board) declared a regular quarterly dividend of $0.07 per share payable on August 13, 2004 to shareholders of record on July 30, 2004.

          On July 18, 2004, the Company entered into a partnership agreement with an investor to construct and own a new facility in Glenwood Springs.  WestStar will lease the main level of the building and the partnership anticipates selling or leasing the remaining portion of the building to a third party.  The Company will own approximately 70% of Glenwood/Rose L.P. and is committed to fund the building construction costs of approximately $4.3 million, of which approximately $3.2 million has already been expended.

          On August 1, 2004, First Western was merged into WestStar, effectively dissolving the previously existing subsidiary relationship.  The merger will have no impact on the future consolidated financial condition or results of operations of the Company as First Western was previously owned 100% by WestStar and had been included in the consolidated financial statements of the Company.

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

Basis of Presentation

          The following discussion and analysis provides information regarding the Company’s financial condition as of June 30, 2004, and its results of operations for the three and six months ended June 30, 2004, in comparison to the three and six months ended June 30, 2003. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Overview

          Net income was $574,000 for the three months ended June 30, 2004, down from $1.1 million for the three months ended June 30, 2003, a decrease of 50%.  Net income was $2.0 million for the six months ended June 30, 2004, down from $2.1 million for the six months ended June 30, 2003, a decrease of 3%.  First quarter 2004 revenue included a $1.7 million gain, pre-tax, on the sale of the Company’s Vail bank building.  Without this gain, net income for the six months ended June 30, 2004 would have been $986,000.

          Diluted earnings per share for the three months ended June 30, 2004, was $0.11 compared to $0.20 for the three months ended June 30, 2003, a decrease of 45%.  Diluted earnings per share for the six months ended June 30, 2004, was $0.38 compared to $0.37 for the six months ended June 30, 2003, an increase of 3%.  Excluding the gain on the building sale, diluted earnings per share would have been $0.18 for the first six months of  2004.

          The annualized return on average assets was 0.39% for the three months ended June 30, 2004 compared to 0.76% for the three months ended June 30, 2003.  The annualized return on average assets was 0.70% for the six months ended June 30, 2004 compared to 0.73% for the six months ended June 30, 2003.  Excluding the gain on the building sale, the annualized return on average assets would have been 0.33% for the first six months of 2004.

          The annualized return on average equity was 3.93% for the three months ended June 30, 2004 compared to 7.08% for the three months ended June 30, 2003.  The annualized return on average equity was 7.02% for the six months ended June 30, 2004 compared to 6.54% for the six months ended June 30, 2003.  Excluding the gain on the building sale, the annualized return on average equity would have been 3.40% for the first six months of 2004.

Results of Operations

          Net Interest Income.  Net interest income, on a fully tax-equivalent basis (FTE), decreased by $510,000, or 9% to $5.5 million for the three months ended June 30, 2004 from $6.0 million for the three months ended June 30, 2003.    Net interest income, on a fully tax-equivalent basis (FTE), decreased by $1.1 million, or 9% to $10.6 million for the six months ended June 30, 2004 from $11.7 million for the six months ended June 30, 2003.    The net interest margin on an FTE basis was 4.38% for the three months ended June 30, 2004 as compared to 4.77% for the comparable period in 2003.  The net interest margin on an FTE basis was 4.28% for the six months ended June 30, 2004 as compared to 4.83% for the comparable period in 2003.  Net interest margin is influenced by the level and relative mix of earning assets, interest bearing liabilities, non-interest bearing liabilities and shareholders’ equity as well as the cost of interest bearing liabilities as compared to the yield on earning assets.   The decrease in net interest margin during the first six months of 2004 as compared to the same period in 2003 was due primarily to the following factors:  (1) Average loan volumes decreased $13.0 million, or 4%, since June 30, 2003 as a result of the soft economy and more conservative underwriting policies. (2) Yields on loans declined due to the competitive environment and the 25 basis point interest rate cut implemented by the Federal Reserve during second quarter 2003.  For the first six months of 2004 loans (excluding loan fees) yielded 6.56% as compared to the 7.44% yield for the comparable period in 2003.  (3) Yields on securities fell as a result of the lower interest rate environment during 2004.  Additionally, heavy prepayments during 2003 resulted in funds rolling over into lower yielding securities.  For the first six months of 2004 securities yielded 3.74% as compared to the 4.64% yield for the comparable period in 2003.   These factors were partially offset by the following items: (1) Loan fees increased $531,000, or 45%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.  While loan yields excluding loan fees dropped 88 basis points for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, loan yields including loan fees dropped only 51 basis points during the comparable periods.  (2) Deposit costs decreased 20 basis points to 1.88% for the first six months of 2004, as compared to 2.08% for the first six months of 2003.

          Interest income FTE decreased to $7.4 million for the three months ended June 30, 2004, as compared to $8.2 million for the three months ended June 30, 2003.  During this time period, average earning assets decreased $544,000, or less than 1%.  Interest income FTE decreased to $14.6 million for the six months ended June 30, 2004, as compared to $16.1 million for the six months ended June 30, 2003, despite the fact that average earning assets increased during this period.  Average earning assets increased $10.6 million, or 2%, from $489.7 million for the six months ended June 30, 2003 to $500.3 million for the six months ended June 30, 2004.  Subsequent to June 30, 2003, the mix of earning assets shifted away from higher yielding loans toward lower yielding investment securities and federal funds sold.  During the first six months of 2004, average loans declined to $322.1 million, or 64% of earning assets, as compared to $335.1 million, or 68% during the first six months of 2003.  Average federal funds sold increased to $60.3 million, or 12% of earning assets as compared to $49.6 million, or 10% during the first six months of 2003 and investment securities increased to $112.1 million, or 22% of earning assets as compared to $98.0 million, or 20% during the first six months of 2003.  During this time, loans (including loan fees) had a yield of 7.64% as compared to the 3.74% yield on investment securities and 1.04% yield on federal funds sold.   As a result of this shift, the total yield on average earning assets decreased 74 basis points to 5.88% for the first six months of 2004, as compared to 6.62% for the first six months of 2003.

          Interest expense decreased to $2.0 million for the three months ended June 30, 2004, as compared to $2.3 million for the corresponding period in 2003.  Interest expense decreased to $4.0 million for the six months ended June 30, 2004, as compared to $4.4 million for the corresponding period in 2003.  This decrease for the six month period was comprised primarily of a $380,000 decrease in interest expense on deposits, and a $16,000 decrease in interest expense on borrowings.  Although average interest bearing deposits increased $7.6 million, or 2%, in 2004 over the corresponding period in 2003, all of the growth was in lower cost checking, savings and money market accounts resulting in this decrease in interest expense.  The volume of higher cost certificates of deposits decreased during this period, declining from an average of $136.9 million during the first six months of 2003 to $119.9 million during the first six months of 2004.   Additionally, maturing certificates of deposit renewed at significantly lower interest rates.   As a result of these factors, the total cost of interest-bearing liabilities decreased 20 basis points to 1.88% for the first six months of 2004, as compared to 2.08% for the first six months of 2003.   This decrease in cost of interest bearing liabilities, however, was not in proportion to the decrease in yield on average interest earning assets, resulting in an overall decrease in net interest income and net interest margin for the first six months of 2004.

          Non-Interest Income.  During the three months ended June 30, 2004, non-interest income decreased by $753,000, or 26% from the comparable quarter in 2003.   This decrease was primarily due to a $559,000 decrease in mortgage broker fees as refinancing activity slowed.  During the six months ended June 30, 2004, non-interest income increased by $208,000, or 4%.   This increase was primarily attributable to the $1.8 million gain on the sales of the Vail bank building and the main Glenwood Springs facility during the first six months of 2004.  This increase was partially offset by a $1.2 million decrease in mortgage broker fees.  During 2004, refinancing activity slowed as compared to the refinancing boom of 2002 and 2003.

          Non-Interest Expense.   Non-interest expense decreased $276,000, or 4%, to $6.6 million for the three months ended June 30, 2004, from $6.9 million for the three months ended June 30, 2003.  Non-interest expense decreased $784,000, or 6%, to $13.1 million for the six months ended June 30, 2004, from $13.9 million for the six months ended June 30, 2003.  These decreases were largely attributable to a decrease in salaries and benefits of $599,000 for the first six months of 2004 compared to the first six months of 2003 and a decrease in furniture and equipment expense of $226,000 for the comparable periods.  Salaries and benefits decreased primarily due to (1) a $682,000 decrease in mortgage incentive pay as a result of lower mortgage origination volume and (2) a $250,000 decrease in employee insurance costs primarily due to favorable healthcare claim volumes, partially offset by (3) $428,000 of salaries and benefits expense attributable to the new Denver Tech branch opened during third quarter 2003 compared to only $91,000 during the comparable period during 2003.  Furniture and equipment expense decreased primarily due to a decrease in depreciation and amortization expense related to the fourth quarter 2003 write-off of $1.6 million of obsolete fixed assets.

          The efficiency ratio was 81% for both the six months ended June 20, 2004 and 2003.  The efficiency ratio was 89% for the quarter ended June 30, 2004 compared to 80% for the quarter ended June 30, 2003.  This worsening of the efficiency ratio was due to the decrease in revenue (net interest income plus non-interest income) of $1.2 million from second quarter 2003 to second quarter 2004, while at the same time non-interest expenses decreased by only $276,000.   Excluding the gain on the building sale, the efficiency ratio would have been 90% for the six months ended June 30, 2004.

          Income Taxes.  The Company’s effective income tax rate (income tax expense as a percentage of pre-tax income) was 24.9% and 31.1%, respectively, for the three and six months ended June 30, 2004 as compared to 30.5% and 30.2%, respectively, for the three and six months ended June 30, 2003.  During the second quarter 2004, tax-exempt interest from municipal securities represented a higher percentage of pre-tax income than it did during the same period in 2003, resulting in a lower effective tax rate.

Financial Condition

          The Company’s assets increased by $14.8 million or 3%, to $590.4 million as of June 30, 2004, from $575.6 million as of December 31, 2003.

          Federal funds sold balances decreased by $79.3 million, or 100%, to $0 as of June 30, 2004 from $79.3 million at December 31, 2003.   At June 30, 2004, the Company was in a federal funds purchased position, with $2.2 million outstanding.  Investment securities increased to $142.6 million as of June 30, 2004, compared to $81.3 million as of December 31, 2003, a 75% increase.  During this period, the Company deployed excess liquidity from cash equivalents (which included federal funds sold) and deposit growth into short-term investments as well as loan growth.

          As of June 30, 2004, loans held for sale decreased $487,000, or 19%, from December 31, 2003.  The ending balance of loans held for sale at any particular date is dependent on the timing of the closing and ultimate funding of these loans by the outside investor.  Thus, an increase or decrease in the ending balance is primarily a function of this timing and not necessarily indicative of trends in mortgage loan demand.

          Gross loans increased $37.3 million, or 12%, from December 31, 2003.   This increase was due to an increase in loan demand.

          Premises and equipment decreased by $3.2 million, or 9%, from $38.1 million as of December 31, 2003, to $34.9 million as of June 30, 2004.  This decrease was mainly attributable to the sale of the Vail bank building that had a net book value of $5.8 million, sale of the main Glenwood Springs facility that had a net book value of approximately $740,000, and $898,000 of depreciation and amortization expense, offset by the purchase of $4.3 million of premises and equipment primarily related to equipment upgrades, remodeling of branches, the construction of a new branch facility in Glenwood Springs, which replaces the building sold, and the purchase of land to build a new branch facility in Fruita.

          Goodwill decreased by $789,000, or 2%, from $36.8 million as of December 31, 2003 to $36.0 million as of June 30, 2004 in conjunction with the sale of the Vail bank building.

          Deposits increased by $18.4 million, or 4%, from $448.5 million as of December 31, 2003, to $466.9 million as of June 30, 2004.  The largest increases were in the money market category, with a $16.3 million, or 16% increase, and in checking accounts, with a $13.7 million, or 7% increase.  These increases are attributable to the Company’s continued focus on attracting new deposit relationships and expanding existing relationships.

          Federal Home Loan Bank advances decreased $5.8 million, or 15% from $39.5 million as of December 31, 2003 to $33.6 million as of June 30, 2004.  This decrease was due to repayment of maturing advances.

Asset Quality

          Provision and Allowance for Loan Losses.  Provision expense for the three and six months ended June 30, 2004, was $43,000 and $201,000, respectively, compared to $125,000 and $250,000, respectively, for the three and six months ended June 30, 2003.  The allowance for loan losses of $3.4 million as of June 30, 2004, decreased 4% from the $3.5 million level as of December 31, 2003 and represents 0.97% of total loans and 217% of non-performing loans as of June 30, 2004 as compared to 1.12% and 201%, respectively at December 31, 2003.   During this same time period, gross loans increased $37.3 million, or 8%, from $312.5 million at December 31, 2004 to $349.9 million at June 30, 2004, however non-performing loans decreased $192,000, or 11%.  Additionally, loans past due 30 or more days and still accruing dropped to 0.24% of total loans from 0.47% at December 31, 2003.  This benchmark, often an indicator of future loan non-performance, is at its lowest level since December 2000.  Accordingly, the $134,000 decrease in the allowance for loan losses from December 31, 2003 reflects the Company’s revised estimate of probable losses in the loan portfolio.

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

          The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses Analysis (in thousands)	Six months ended June 30,

	2004	2003

	(unaudited)	(unaudited)
Average total loans	$322,088	335,051

Total loans at end of period	$348,881	319,968

Allowance at beginning of period	$3,503	3,747
Loans charged off	(458)	(950)
Recoveries on loans previously charged off	123	91
Provision for loan losses	201	250

Allowance at end of period	$3,369	3,138

Annualized net charge-offs to average loans	0.21%	0.52%
Allowance to total loans at end of period	0.97%	0.98%

Non-Performing Assets. The following table presents information regarding non-performing assets as of the dates indicated:

Non-Performing Assets (in thousands)	June 30,

	2004	2003

	(unaudited)	(unaudited)
Nonaccrual loans	$1,555	1,722
Restructured loans	—	—

Total non-performing loans	1,555	1,722
Foreclosed properties	788	542

Total non-performing assets	2,343	2,264
Loans 90 days or more past due and accruing	8	2,323

Total risk assets	$2,351	4,587

Non-performing loans to total loans	0.45%	0.54%

Non-performing assets to loan related assets	0.67%	0.71%

Non-performing assets to total assets	0.40%	0.38%

Risk assets to loan related assets	0.67%	1.43%

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

          As of June 30, 2004, the Company had cash and cash equivalents (including federal funds sold) of $18.9 million, interest-bearing deposits in banks of $2.0 million, and investment securities of $142.6 million.  Approximately $137.9 million, or 97%, of the Company’s investment portfolio is classified as available-for-sale and can be readily sold, however $64.7 million of this amount has been pledged to secure public fund deposits and $666,000 of this amount has been sold under agreements to repurchase.  Accordingly, these pledged amounts may not be available to meet general liquidity needs.  Based on current plans and business conditions, the Company expects that its cash, cash equivalents, investment securities and available borrowing capacity under its credit facilities, together with any amounts generated from operations, will be sufficient to meet the Company’s liquidity requirements for the next 12 months. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

Cash Flows

Net Cash from Operating Activities

          During the six-month period ended June 30, 2004, cash of $1.3 million was provided by operating activities consisting primarily of net income of $2.0 million less non-cash income of $492,000 less net decreases in operating assets and liabilities of $286,000. Non-cash income consisted primarily of a $1.8 million gain on the sale of premises and equipment and $333,000 of deferred loan fee amortization, offset by $918,000 of depreciation and amortization expense on premises, equipment and intangible assets, a $201,000 loan loss provision and $422,000 of net amortization of premiums on investment securities.  The net decrease in operating assets and liabilities was primarily due to an $821,000 decrease in interest payable and other liabilities offset by a $487,000 decrease in loans held for sale.

          During the six-month period ended June 30, 2003, cash of $4.1 million was provided by operating activities consisting primarily of net income of $2.1 million plus non-cash expenses of $1.4 million and net decreases in operating assets and liabilities of $608,000. Non-cash expenses consisted primarily of $1.2 million of depreciation and amortization expense on premises and equipment, a $250,000 loan loss provision, $195,000 of net amortization of premiums on investment securities, $179,000 of stock compensation, and $177,000 of deferred income tax expense.  The net decrease in operating assets and liabilities was primarily due to a $2.7 million decrease in loans held for sale offset by a $915,000 increase in other assets, a $692,000 increase in interest receivable, and a $519,000 decrease in interest payable and other liabilities.

Net Cash from Investing Activities

          During the six-month period ended June 30, 2004, cash of $97.5 million was used for investing activities.  These outflows consisted primarily of the purchase of $80.5 million of investment securities, a $38.2 million increase in loans and $4.3 million in purchases of premises and equipment, offset by the maturity and/or calls of $16.5 million of investments and $8.3 million of proceeds from the sale of premises and equipment.

          During the six-month period ended June 30, 2003, cash of $36.0 million was used for investing activities.  These outflows consisted primarily of the purchase of $66.9 million of investment securities and $1.1 million in purchases of premises and equipment, offset by the maturity and/or calls of $21.8 million of investment securities, a decrease in loans of $8.1 million, and $2.0 million of proceeds from sales of foreclosed properties.

Net Cash from Financing Activities

          During the six-month period ended June 30, 2004, cash of $14.2 million was provided by financing activities consisting primarily of an increase in deposits of $18.4 million and an increase in federal funds purchased of $2.2 million, offset by the net repayment of FHLB advances of $5.8 million and the payment of dividends on common stock of $742,000.

          During the six-month period ended June 30, 2003, cash of $38.4 million was provided by financing activities consisting primarily of an increase in deposits of $28.7 million and the receipt of $15.7 million of proceeds from FHLB advances, offset by the repurchase of $5.5 million of common stock and the payment of dividends on common stock of $681,000.

Borrowings

          WestStar is a member of the Federal Home Loan Bank of Topeka (FHLB) and, as a regular part of its business, obtains both short and long-term advances from this FHLB. Advances are collateralized primarily by FHLB stock owned by WestStar and loans secured by certain mortgages or deeds of trust. As of June 30, 2004, the Company’s total borrowing capacity was $123.9 million of which $33.6 million of borrowings were outstanding ($10.8 million was short-term and $22.8 million was long-term) and $24.0 million in the form of stand-by irrevocable letters of credit issued by the FHLB were pledged as collateral for uninsured public fund deposits.

Dividends

          Payment of dividends is at the discretion of the Board and is determined by taking into account the earnings, capital levels, cash requirements, and the financial condition of Vail Banks and WestStar, as well as applicable government regulations and other relevant factors.  The principal source of Vail Banks’ income is dividends from WestStar.  There are statutory and regulatory requirements applicable to the payment of dividends by WestStar to Vail Banks, as well as by Vail Banks to its shareholders.  Due to the high volume of dividends relative to earnings paid in earlier years, beginning in 2004, any dividend payments from WestStar to Vail Banks will require prior regulatory approval.  Management believes that approval will be granted as long as WestStar maintains its well-capitalized regulatory status and has no reason to believe that this well-capitalized regulatory status will change.

          On July 19, 2004, the Board declared a regular quarterly dividend of $0.07 per share payable on August 13, 2004 to Vail Banks’ shareholders of record on July 30, 2004.

Stock Repurchase Plan

          At its meeting on January 19, 2004, the Company’s Board of Directors reauthorized the Company’s stock repurchase program that was originally approved in February 2001. Since inception of the program through June 30, 2004, the Company has repurchased 1,535,380 shares at an average price of $12.10 per share, or approximately $19 million.  The total amount of repurchases under the program, both previously completed and allowable up to January 2005, aggregate approximately $29 million.  During the first six months of 2004, the Company did not repurchase any common shares.

Stock Options

          On May 17, shareholders approved an amendment to increase the number of shares of common stock reserved for issuance under the Plan from the current 1,000,000 shares to 1,250,000 and to provide that the new total number of shares will increase on January 1st of each year using a formula based on increases in the total number of shares outstanding.  The amendment also increased the number of shares reserved for the grant of incentive stock options from 500,000 shares to 625,000 shares.

Capital Resources

          As of June 30, 2004, shareholders’ equity had increased $439,000, or 1%, to $58.3 million from $57.9 million as of December 31, 2003.  This increase is primarily related to the retention of earnings of $2.0 million and the issuance of common stock of $411,000, offset by an increase in other comprehensive loss of $1.5 million and payment of common stock dividends of $742,000.

          As of June 30, 2004 and 2003, the Company met all capital adequacy requirements to which it was subject.  As of June 30, 2004, the Company had Tier 1 and Total Risk-Based Capital ratios of 11.45% and 13.30%, respectively, and a Leverage ratio of 8.00%.  Regulatory guidelines permit the Company’s trust preferred securities to be included in the calculation of Tier 1, Total Risk-Based capital and the Leverage Ratio, subject to certain limitations.  As of June 30, 2003, the Company had Tier 1 and Total Risk-Based Capital ratios of 12.95% and 14.60%, respectively, and a Leverage ratio of 8.47%.

          As of June 30, 2004 and 2003, WestStar met all capital adequacy requirements to which it was subject and exceeded the minimum ratios to be designated as “well-capitalized.”  As of June 30, 2004, WestStar had Tier 1 and Total Risk-Based Capital ratios of 11.13% and 12.00%, respectively, and a Leverage ratio of 7.76%.  As of June 30, 2003, WestStar had Tier 1 and Total Risk-Based Capital ratios of 13.39% and 14.25%, respectively, and a Leverage ratio of 8.74%.

Recent Accounting Pronouncements

          In March 2004, the Emerging Issues Task Force of the FASB reached consensus opinions regarding the determination of whether an investment is considered impaired, whether the identified impairment is considered other-than-temporary, how to measure other-than-temporary impairment, and how to disclose unrealized losses on investments that are not other-than-temporarily impaired. The consensus opinions are detailed in Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.  For the quarter ended June 30, 2004, the Company has determined that it has the ability and intent to hold its investments classified as available for sale for a reasonable period of time sufficient for the fair value of the securities to recover.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosures About Market Risk

          The table below provides information about the Company’s financial instruments as of December 31, 2003 that are sensitive to changes in interest rates.

	Principal Amount Maturing (b) in:

(in thousands)	2004	2005	2006	2007	2008	Thereafter or Non-Maturing	Total	Fair Value December 31, 2003

INTEREST RATE SENSITIVE ASSETS

Federal funds sold and interest earning deposits	$81,280	$—	$—	$—	$—	$—	$81,280	$81,280
Weighted average interest rate	0.93%	0.00%	0.00%	0.00%	0.00%	0.00%	0.93%
Adjustable-rate securities	—	—	—	500	231	46,299	47,030	46,884
Weighted average interest rate (a)	0.00%	0.00%	0.00%	2.25%	3.76%	3.65%	3.64%
Fixed-rate securities	454	2,577	2,102	5	107	24,840	30,085	30,067
Weighted average interest rate (a)	6.79%	2.30%	2.72%	7.52%	6.54%	6.83%	6.16%
Investments in bank stocks	—	—	—	—	—	4,371	4,371	4,371
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	4.62%	4.62%
Loans held for sale	2,515	—	—	—	—	—	2,515	2,515
Weighted average interest rate	4.73%	0.00%	0.00%	0.00%	0.00%	0.00%	4.73%
Adjustable-rate loans	132,491	27,237	29,684	20,000	25,418	21,654	256,484	255,438
Weighted average interest rate	6.39%	6.38%	5.98%	6.46%	6.30%	6.32%	6.33%
Fixed-rate loans	18,570	7,443	3,041	1,681	4,935	20,390	56,060	57,569
Weighted average interest rate	6.51%	7.84%	8.93%	7.34%	6.10%	6.90%	6.95%

Total interest rate sensitive assets	$235,310	$37,257	$34,827	$22,186	$30,691	$117,554	$477,825	$478,124

Weighted average interest rate	4.49%	6.39%	6.04%	6.43%	6.25%	5.41%	5.18%

INTEREST RATE SENSITIVE LIABILITIES
Interest-bearing checking, savings and money market accounts	$—	$—	$—	$—	$—	$222,033	$222,033	$222,033
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.63%	0.63%
Fixed-rate time deposits	92,686	26,325	2,852	766	2,548	—	125,177	126,139
Weighted average interest rate	1.92%	2.68%	3.14%	3.31%	3.22%	0.00%	2.14%
Securities sold under agreements to repurchase	907	—	—	—	—	—	907	907
Weighted average interest rate	0.38%	0.00%	0.00%	0.00%	0.00%	0.00%	0.38%
Fixed-rate borrowings	9,690	6,465	6,365	990	662	15,289	39,461	39,906
Weighted average interest rate	3.60%	3.76%	4.25%	3.43%	4.15%	4.18%	3.96%
Trust preferred	—	—	—	—	—	24,000	24,000	26,127
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	10.19%	10.19%

Total interest rate sensitive liabilities	$103,283	$32,790	$9,217	$1,756	$3,210	$261,322	$411,578	$415,112

Weighted average interest rate	2.06%	2.89%	3.91%	3.38%	3.41%	1.71%	1.96%

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

          The Company’s Asset/Liability Management Committee manages interest rate risk.  The principal objective of asset/liability management is to manage the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. To effectively measure and manage interest rate risk, the Company uses computer simulations that determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, investment securities, loans, deposits, and borrowings. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these computer simulations, interest rate risk is quantified and appropriate strategies are developed and implemented.  As of June 30, 2004, the Company has never used interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposures.

          During the second quarter of 2004, Vail Banks experienced a decrease in liquidity from the first quarter of 2004 due to investment in securities, increased loan demand and a decrease in deposits.  This decreased liquidity position decreased the asset sensitivity of the balance sheet and has made Vail Banks less sensitive to changes in interest rates at June 30, 2004 than at December 31, 2003.  Given the Company’s interest rate gap position at June 30, 2004, if rates fall, asset yields will decline faster than the cost of interest bearing liabilities, leading to a decline in the margin.  If rates rise, asset yields will increase faster than the cost of interest bearing liabilities, leading to an increase in the margin.  The extent of this decline or increase will depend on the degree to which deposit rates change relative to market rates.

          The reduction in short-term rates by the Federal Reserve during 2001, 2002 and 2003 effectively repriced a significant portion of the Company’s loan portfolio.  While it also produced an opportunity to reduce funding costs, at the current level of interest rates, further reductions in funding costs may be more limited.  On June 30, 2004, the Federal Reserve raised the target Fed Funds rate 25 basis points from 1.00% to 1.25%.

Item 4.     CONTROLS AND PROCEDURES

          Company management, including the vice chairman and chief financial officer, supervised and participated in an evaluation of the Company’s disclosure controls and procedures (as defined in rules of the Securities and Exchange Commission) as of June 30, 2004.  Based on, and as of the date of, that evaluation, the Company’s chief executive officer and president and the chief financial officer have concluded that the Company’s disclosure controls and procedures were effective in accumulating and communicating information to management, including the vice chairman, chief executive officer and president, and the chief financial officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted under the Securities and Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

          There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II OTHER INFORMATION

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 17, 2004, the Company held its annual meeting of shareholders. At that meeting, the security holders voted on the following items:

1.  Election of directors—Directors were elected with the following results:

Name	Term	Votes Cast For Election	Votes Cast Against Election	Votes Withheld	Abstentions	Broker Non-Votes

E.B. Chester, Jr.	3 years	2,770,670	0	319,999	0	0

S. David Gorsuch	3 years	2,857,271	0	23,398	0	0

James M. Griffin	3 years	3,074,471	0	16,198	0	0

Garner F. Hill II	3 years	3,070,771	0	19,898	0	0

Gary S. Judd	3 years	3,027,002	0	63,667	0	0

2.  Security holders voted to amend the Amended and Restated Stock Incentive Plan (the Plan) to increase the number of shares of common stock reserved for issuance under the Plan from the current 1,000,000 shares to 1,250,000 shares, and to provide that the new total number of shares will increase on January 1st of each year equal to twenty percent of the increase in the total number of shares outstanding on such January 1st over the total number of shares outstanding on the immediately preceding January 1st.  Security holders also voted to amend the Plan to increase the number of shares reserved for the grant of “incentive stock options” from 500,000 shares to 625,000 shares.  The results of the vote were as follows:  votes cast for the proposal were 2,747,997, votes cast against the proposal were 342,672, votes withheld were 0, abstentions were 0, and broker non-votes were 0.

3.  Security holders voted to ratify the selection of Dalby, Wendland & Co., P.C. as Vail Banks’ independent public accountants for the fiscal year 2004.  The results of the vote were as follows:  votes cast for the proposal were 3,069,995, votes cast against the proposal were 20,322, votes withheld were 0, abstentions were 352, and broker non-votes were 0.

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

The Company filed a Current Report on Form 8-K dated April 21, 2004, under Items 7 and 12.  The report included a press release reporting Vail Banks’ results of operations and financial condition for the quarter ended March 31, 2004.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

VAIL BANKS, INC.

Date: August 13, 2004	/s/ GARY S. JUDD

Gary S. Judd
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 13, 2004	/s/ PETER G. WILLISTON

Peter G. Williston
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)