Form 10-Q/A
period 2004-03-31
VAIL BANKS INC
filed 2004-10-26
CIK 1035770

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

_______________________

FORM 10-Q/A
AMENDMENT NO. 1 TO FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

EXPLANATORY NOTE

Vail Banks, Inc. is filing this Amendment No. 1 to Form 10-Q to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 to correct the determination of income tax expense related to the sale of the Vail bank building during the first quarter of 2004.  This Amendment No. 1 amends

  Part I, Item I - Financial Statements and Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, to reflect the corrected income tax expense, and

  Part II, Item 6 - Exhibit and Reports on Form 8-K to refile Exhibits 31.1, 31.2, 32.1 and 32.2.

This Amendment No.1 does not change any information contained in any other item of the Company’s Form 10-Q as originally filed on May 14, 2004.  This Amendment No. 1 also does not reflect events that have occurred after the original filing of the Form 10-Q.

Vail Banks, Inc.

AMENDMENT NO. 1 TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2004

PART I          FINANCIAL INFORMATION

EXPLANATORY NOTE

Vail Banks, Inc. is filing this Amendment No. 1 to Form 10-Q to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 to correct the determination of income tax expense related to the sale of the Vail bank building during the first quarter of 2004.  This Amendment No. 1 amends

  Part I, Item I - Financial Statements and Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, to reflect the corrected income tax expense, and

  Part II, Item 6 - Exhibit and Reports on Form 8-K to refile Exhibits 31.1, 31.2, 32.1 and 32.2.

This Amendment No.1 does not change any information contained in any other item of the Company’s Form 10-Q as originally filed on May 14, 2004.  This Amendment No. 1 also does not reflect events that have occurred after the original filing of the Form 10-Q.

Item 1.      FINANCIAL STATEMENTS

VAIL BANKS, INC.
Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except share data)	2004	2003
ASSETS	(unaudited)
Cash and due from banks	$14,514	21,628
Federal funds sold	81,260	79,280
Total cash and cash equivalents	95,774	100,908
Interest-bearing deposits in banks	2,000	2,000
Investment securities, available for sale	110,219	76,554
Investment securities, held to maturity (fair value of
$376(unaudited) and $397 as of March 31, 2004 and December 31, 2003, respectively)	350	370
Investments in bank stocks, at cost	4,391	4,371
Investments in Trust I and Trust II (See Note 1)	743	—
Loans held for sale	560	2,515
Loans, net (includes related party loans of $11,290 (unaudited) and $11,239
as of March 31, 2004 and December 31, 2003, respectively)	316,521	308,271
Premises and equipment, net	34,201	38,147
Interest receivable	2,253	2,134
Goodwill	35,969	36,758
Other intangible assets, net	189	199
Other assets	4,187	3,383
	$607,357	575,610
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits (includes related party deposits of $3,209 (unaudited) and $4,169 at March 31, 2004 and December 31, 2003, respectively)
Non-interest bearing	$102,109	101,305
Interest bearing	380,131	347,210
Total deposits	482,240	448,515
Federal funds purchased and securities sold under agreements to repurchase	583	907
Federal Home Loan Bank advances	34,770	39,461
Guaranteed preferred beneficial interest in Company’s subordinated debt (See Note 1)	—	24,000
Subordinated notes to Trust I and Trust II (See Note 1)	24,743	—
Interest payable and other liabilities	5,010	4,165
Total liabilities	547,346	517,048
Minority interest	696	703
Shareholders’ equity
Preferred stock – $1 par value; 2,250,000 shares authorized, no shares
issued and outstanding at March 31, 2004 (unaudited) and December 31, 2003 respectively	—	—
Common stock – $1 par value; 20,000,000 shares authorized,
5,298,093 (unaudited) and 5,283,264 issued and outstanding at March 31, 2004 and December 31, 2003, respectively	5,298	5,283
Additional paid-in capital	34,144	33,916
Retained earnings	19,589	18,780
Accumulated other comprehensive income (loss), net of tax expense (benefit) of $167(unaudited) and $(71) at March 31, 2004 and December 31, 2003, respectively	284	(120)
Total shareholders' equity	59,315	57,859
	$607,357	575,610

The accompanying notes are an integral part of these unaudited consolidated financial statements

VAIL BANKS, INC.
Consolidated Statements of Income and Comprehensive Income
 (in thousands, except share data)

	Three months ended March 31,
	2004	2003
	(unaudited)	(unaudited)
Interest income
Interest and fees on loans	$6,064	6,749
Interest on investment securities	773	869
Interest on federal funds sold and other short-term investments	204	132
Investments in Trust I and Trust II (See Note 1)	19	—
Total interest income	7,060	7,750
Interest expense
Deposits	1,019	1,172
Borrowings	372	309
Federal funds purchased and securities sold under agreements to repurchase	1	—
Trust preferred securities (See Note 1)	—	612
Subordinated notes to Trust I and Trust II (See Note 1)	631	—
Total interest expense	2,023	2,093
Net interest income	5,037	5,657
Provision for loan losses	158	125
Net interest income after provision for loan losses	4,879	5,532
Non-interest income
Gain on sale of building	1,678	—
Deposit related	685	752
Mortgage broker fees	803	1,450
Other	678	681
	3,844	2,883
Non-interest expense
Salaries and employee benefits	4,019	4,325
Occupancy	845	820
Furniture and equipment	562	708
Amortization of intangible assets	10	19
Other	1,080	1,152
	6,516	7,024
Income before income tax expense	2,207	1,391
Income tax expense	1,027	416
Net income	1,180	975
Net change in unrealized gain/loss on investment securities available for sale, net of taxes	404	(299)
Comprehensive income	$1,584	676
Earnings per share
Basic	$0.24	0.18
Diluted	$0.22	0.17
Weighted average common shares
Basic	5,019,263	5,507,487
Diluted	5,401,988	5,833,830

The accompanying notes are an integral part of these unaudited consolidated financial statements

Vail Banks, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,
	2004	2003
	(unaudited)	(unaudited)

Cash flows from operating activities
Net income	$1,180	975
Adjustments to reconcile net income to net cash provided by operating activities
Net amortization of premiums on investment securities	151	113
Gain on sale of loans	—	(95)
Provision for loan losses	158	125
Amortization of deferred loan fees	(334)	(37)
Gain on sale of building	(1,678)	—
Depreciation and amortization	471	599
(Gain) loss on sale of foreclosed properties	(94)	21
Recognition of stock compensation on restricted common stock and stock options	100	79
Deferred income tax expense	—	(44)
Other	—	6
Changes in operating assets and liabilities
Loans held for sale	1,955	4,132
Interest receivable	(119)	(350)
Other assets	173	(311)
Interest payable and other liabilities	10	(729)
Other, net	(7)	—
Net cash provided by operating activities	1,966	4,484

Cash flows from investing activities
Purchases of investment securities, available for sale	(43,078)	(59,308)
Purchases of bank stocks	(20)	(510)
Proceeds from maturities of investment securities, held to maturity	20	73
Proceeds from maturities/calls of investment securities, available for sale	9,904	10,328
Net increase in loans	(8,747)	(1,501)
Purchases of premises and equipment	(2,370)	(219)
Proceeds from sales of premises and equipment	8,254	51
Proceeds from sales of foreclosed properties	455	66
Net cash used by investing activities	(35,582)	(51,020)

Cash flows from financing activities
Net increase in deposits	33,725	27,597
Net change in federal funds purchased and securities sold under agreements to repurchase	(324)	—
Net (decrease) increase in Federal Home Loan Bank advances	(4,691)	13,202
Proceeds from issuance of common stock	143	—
Repurchase of common stock	—	(1,691)
Payment of cash dividends on common stock	(371)	(343)
Net cash provided by financing activities	28,482	38,765
Net decrease in cash and cash equivalents	(5,134)	(7,771)
Cash and cash equivalents at beginning of period	100,908	74,980
Cash and cash equivalents at end of period	$95,774	67,209

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

The following table presents the net income and weighted average common shares outstanding used to calculate earnings per share for the three months ended March 31, 2004 and 2003:

	March 31,
(in thousands, except share data)	2004	2003
	(unaudited)	(unaudited)

Basic earnings per share computation

Net income available to common shareholders	$1,180	975

Weighted average shares outstanding – basic	5,019,263	5,507,487

Basic earnings per share	$0.24	0.18

	March 31,
(in thousands, except share data)	2004	2003
	(unaudited)	(unaudited)

Diluted earnings per share computation

Net income available to common shareholders	$1,180	975

Weighted average shares outstanding – basic	5,019,263	5,507,487
Shares assumed issued:
Stock options	127,975	123,027
Restricted stock	254,750	203,316

Weighted average shares outstanding – diluted	5,401,988	5,833,830

Diluted earnings per share	$0.22	0.17

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

** There were no stock option grants during the first quarter of 2004

Had the Company determined compensation cost based on the fair value accounting provisions prescribed by SFAS 123 and using the assumptions listed above, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Three months ended March 31,
(in thousands, except share data)	2004	2003
	(unaudited)	(unaudited)
Net income
As reported	$1,180	975
Deduct: Total stock-based employee compensation determined under the fair value method, net of tax	(38)	(53)
Pro forma	1,142	922

Earnings per share - basic
As reported	0.24	0.18
Pro forma	0.23	0.17

Earnings per share - diluted
As reported	0.22	0.17
Pro forma	0.20	0.15

9.    REGULATORY MATTERS

As of March 31, 2004, the Company met all capital adequacy requirements to which it was subject. As of that date, the Company had Tier 1 and Total Risk-Based Capital ratios of 11.91% and 13.96%, respectively, and a Leverage ratio of 7.80% . Regulatory guidelines permit the Company’s trust preferred securities to be included in the calculation of Tier 1, Total Risk-Based capital, and the Leverage Ratio, subject to certain limitations.

As of March 31, 2004, WestStar met all capital adequacy requirements to which it was subject and exceeded the minimum ratios to be designated as “well-capitalized.” As of March 31, 2004, WestStar had Tier 1 and Total Risk-Based Capital ratios of 11.46% and 12.39%, respectively, and a Leverage ratio of 7.49% .

10. SEGMENT INFORMATION

Information about reportable segments and reconciliation of such information to the consolidated financial statements for the three months ended March 31 is as follows:

	Three Months Ended March 31, 2004 (unaudited)
		Mortgage
(in thousands)	Banking	Brokerage	Other	Total

Condensed income statement

Total income	$10,096	803	5	10,904
Total expense	6,926	672	1,099	8,697
Income before income taxes	3,170	131	(1,094)	2,207
Income taxes	1,376	49	(398)	1,027
Net income	$1,794	82	(696)	1,180

	Three Months Ended March 31, 2003 (unaudited)
		Mortgage
(in thousands)	Banking	Brokerage	Other	Total

Condensed income statement

Total income	$9,184	1,448	1	10,633
Total expense	7,079	1,122	1,041	9,242
Income before income taxes	2,105	326	(1,040)	1,391
Income taxes	677	119	(380)	416
Net income	$1,428	207	(660)	975

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

Overview

Net income was $1.2 million for the three months ended March 31, 2004, up from $975,000 for the three months ended March 31, 2003, an increase of 21%. First quarter 2004 revenue included a $1.7 million gain, pre-tax, on the sale of the Company’s Vail bank building. Without this gain, net income would have been $412,000 for the first quarter 2004.

Diluted earnings per share for the three months ended March 31, 2004, was $0.22 compared to $0.17 for the three months ended March 31, 2003, an increase of 29%. Excluding the gain on the building sale, diluted earnings per share would have been $0.07 for the first quarter 2004.

The annualized return on average assets was 0.80% for the three months ended March 31, 2004 compared to 0.69% for the three months ended March 31, 2003. Excluding the gain on the building sale, the annualized return on average assets would have been 0.28% for the first quarter 2004.

The annualized return on average equity was 8.13% for the three months ended March 31, 2004 compared to 5.99% for the three months ended March 31, 2003. Excluding the gain on the building sale, the annualized return on average equity would have been 2.88% for the first quarter 2004.

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

Income Taxes. The Company’s effective income tax rate (income tax expense as a percentage of pre-tax income) was 46.5% for the three months ended March 31, 2004 as compared to 29.9% for the three months ended March 31, 2003. During the first quarter 2004, tax-exempt interest from municipal securities represented a lower percentage of pre-tax income than it did during 2003, thus resulting in a higher effective tax rate.  Additionally, the effective tax rate increased as a result of an additional $293,000 in income tax expense recorded as a result of the Vail building sale.

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

Cash Flows

Net Cash from Operating Activities

During the three-month period ended March 31, 2004, cash of $2.0 million was provided by operating activities consisting primarily of net income of $1.2 million less non-cash income of $1.2 million plus net decreases in operating assets and liabilities of $2.0 million. Non-cash income consisted primarily of a $1.7 million gain on the sale of the Vail bank building and $334,000 of deferred loan fee amortization, offset by $471,000 of depreciation and amortization expense on premises, equipment and intangible assets, a $158,000 loan loss provision and $151,000 of net amortization of premiums on investment securities. The net decrease in operating assets and liabilities was primarily due to a $2.0 million decrease in loans held for sale and a $173,000 decrease in other assets, offset by a $10,000 decrease in interest payable and other liabilities and a $119,000 decrease in interest receivable.

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

Capital Resources

As of March 31, 2004, shareholders’ equity had increased $1.5 million, or 3%, to $59.3 million from $57.9 million as of December 31, 2003. This increase is primarily related to the retention of earnings of $1.2 million and an increase in other comprehensive income of $404,000, offset by the payment of common stock dividends of $371,000.

As of March 31, 2004 and 2003, the Company met all capital adequacy requirements to which it was subject. As of March 31, 2004, the Company had Tier 1 and Total Risk-Based Capital ratios of 11.91% and 13.96%, respectively, and a Leverage ratio of 7.80% . Regulatory guidelines permit the Company’s trust preferred securities to be included in the calculation of Tier 1, Total Risk-Based capital and the Leverage Ratio, subject to certain limitations. As of March 31, 2003, the Company had Tier 1 and Total Risk-Based Capital ratios of 13.57% and 14.99%, respectively, and a Leverage ratio of 9.59% .

As of March 31, 2004 and 2003, WestStar met all capital adequacy requirements to which it was subject and exceeded the minimum ratios to be designated as “well-capitalized.” As of March 31, 2004, WestStar had Tier 1 and Total Risk-Based Capital ratios of 11.46% and 12.39%, respectively, and a Leverage ratio of 7.49% . As of March 31, 2003, WestStar had Tier 1 and Total Risk-Based Capital ratios of 13.04% and 13.94%, respectively, and a Leverage ratio of 9.21% .

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
31.2

Certification by Raymond E. Verlinde,  Senior Executive Vice President and Chief Administrative Officer of the Company (principal financial and accounting officer), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification by Gary S. Judd, Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2

Certification by Raymond E. Verlinde, Senior Executive Vice President and Chief Administrative Officer of the Company (principal financial and accounting officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K
The Company filed a Current Report on Form 8-K dated February 5, 2004, under Items 7 and 12. The report included a press release reporting Vail Banks’ results of operations and financial condition for 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amended Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

VAIL BANKS, INC.

Date: October 25, 2004	/s/ GARY S. JUDD Gary S. Judd Chief Executive Officer and President (Principal Executive Officer)

Date: October 25, 2004	/s/ RAYMOND E. VERLINDE Raymond E. Verlinde Senior Executive Vice President and Chief Administrative Officer (Principal Financial and Accounting Officer)