Form 10-Q/A
period 2004-06-30
VAIL BANKS INC
filed 2004-10-26
CIK 1035770

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
AMENDMENT NO. 1 TO FORM 10-Q

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

EXPLANATORY NOTE

Vail Banks, Inc. is filing this Amendment No. 1 to Form 10-Q to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 to correct the determination of income tax expense related to the sale of the Vail bank building during the first quarter of 2004.  This Amendment No. 1 amends

  Part I, Item I - Financial Statements and Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, to reflect the corrected income tax expense, and

  Part II, Item 6 - Exhibit and Reports on Form 8-K to refile Exhibits 31.1, 31.2, 32.1 and 32.2.

This Amendment No.1 does not change any information contained in any other item of the Company’s Form 10-Q as originally filed on August 13, 2004.  This Amendment No. 1 also does not reflect events that have occurred after the original filing of the Form 10-Q.

VAIL BANKS, INC.

AMENDMENT NO. 1 TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2004

PART I     FINANCIAL INFORMATION

EXPLANATORY NOTE

Vail Banks, Inc. is filing this Amendment No. 1 to Form 10-Q to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 to correct the determination of income tax expense related to the sale of the Vail bank building during the first quarter of 2004.  This Amendment No. 1 amends

  Part I, Item I - Financial Statements and Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, to reflect the corrected income tax expense, and

  Part II, Item 6 - Exhibit and Reports on Form 8-K to refile Exhibits 31.1, 31.2, 32.1 and 32.2.

This Amendment No.1 does not change any information contained in any other item of the Company’s Form 10-Q as originally filed on August 13, 2004.  This Amendment No. 1 also does not reflect events that have occurred after the original filing of the Form 10-Q.

Item 1.     FINANCIAL STATEMENTS

VAIL BANKS, INC.
Consolidated Balance Sheets

(in thousands, except share data)	June 30, 2004	December 31, 2003

ASSETS	(unaudited)
Cash and due from banks	$18,871	21,628
Federal funds sold	—	79,280

Total cash and cash equivalents	18,871	100,908
Interest-bearing deposits in banks	2,000	2,000
Investment securities, available for sale	137,877	76,554
Investment securities, held to maturity (fair value of $344 (unaudited) and $397 as of June 30, 2004 and December 31, 2003, respectively)	323	370
Investments in bank stocks, at cost	4,372	4,371
Investments in Trust I and Trust II (See Note 1)	743	—
Loans held for sale	2,028	2,515
Loans, net (includes related party loans of $11,068 (unaudited) and $11,239 as of June 30, 2004 and December 31, 2003, respectively)	345,512	308,271
Premises and equipment, net	34,901	38,147
Interest receivable	2,256	2,134
Goodwill	35,969	36,758
Other intangible assets, net	179	199
Other assets	5,396	3,383

	$590,427	575,610

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits (includes related party deposits of $3,152 (unaudited) and $4,169 at June 30, 2004 and December 31, 2003, respectively)
Non-interest bearing	$105,883	101,305
Interest bearing	361,052	347,210

Total deposits	466,935	448,515
Federal funds purchased and securities sold under agreements to repurchase	2,816	907
Federal Home Loan Bank advances	33,615	39,461
Guaranteed preferred beneficial interest in Company’s subordinated debt (See Note 1)	—	24,000
Subordinated notes to Trust I and Trust II (See Note 1)	24,743	—
Interest payable and other liabilities	3,624	4,165

Total liabilities	531,733	517,048
Minority interest	689	703
Shareholders’ equity
Preferred stock – $1 par value; 2,250,000 shares authorized, no shares issued and outstanding at June 30, 2004 (unaudited) and December 31, 2003, respectively	—	—
Common stock – $1 par value; 20,000,000 shares authorized, 5,326,330 (unaudited) and 5,283,264 issued and outstanding at June 30, 2004 and December 31, 2003, respectively	5,326	5,283
Additional paid-in capital	34,485	33,916
Retained earnings	19,792	18,780
Accumulated other comprehensive loss, net of tax benefit of $(940) (unaudited) and $(71) at June 30, 2004 and December 31, 2003, respectively	(1,598)	(120)

Total shareholders’ equity	58,005	57,859

	$590,427	575,610

The accompanying notes are an integral part of these unaudited consolidated financial statements

Vail Banks, Inc.
Consolidated Statements of Income and Comprehensive Income
(in thousands, except share data)

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest and dividend income
Loans, including fees	$6,166	6,793	12,230	13,542
Investment securities	1,045	1,128	1,818	1,997
Federal funds sold and other short-term investments	85	157	289	289
Investments in Trust I and II (See Note 1)	19	—	38	—

Total interest and dividend income	7,315	8,078	14,375	15,828

Interest expense
Deposits	1,005	1,232	2,024	2,404
Short-term borrowings	104	93	202	168
Long-term borrowings	241	331	515	565
Federal funds purchased and securities sold under agreements to repurchase	1	—	2	—
Trust preferred securities (See Note 1)	—	611	—	1,223
Subordinated notes to Trust I and II (See Note 1)	630	—	1,261	—

Total interest expense	1,981	2,267	4,004	4,360

Net interest income	5,334	5,811	10,371	11,468

Provision for loan losses	43	125	201	250

Net interest income after provision for loan losses	5,291	5,686	10,170	11,218

Non-interest income
Gain on sale of premises and equipment	103	10	1,781	16
Deposit related	692	824	1,377	1,576
Mortgage broker fees	775	1,334	1,578	2,784
Other	522	677	1,200	1,352

	2,092	2,845	5,936	5,728

Non-interest expense
Salaries and employee benefits	3,994	4,287	8,013	8,612
Occupancy	846	808	1,691	1,628
Furniture and equipment	611	691	1,173	1,399
Amortization of intangible assets	10	18	20	37
Other	1,158	1,091	2,238	2,243

	6,619	6,895	13,135	13,919

Income before income tax expense	764	1,636	2,971	3,027
Income tax expense	190	499	1,217	915

Net income	574	1,137	1,754	2,112
Net change in unrealized gain/loss on investment securities available for sale, net of taxes	(1,882)	245	(1,478)	(54)

Comprehensive income	$(1,308)	1,382	276	2,058

VAIL BANKS, INC.
Consolidated Statements of Income and Comprehensive Income (Continued)
(in thousands)

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Earnings per share
Basic	$0.11	0.21	0.35	0.39

Diluted	$0.11	0.20	0.32	0.37

Weighted average common shares
Basic	5,050,161	5,327,503	5,034,712	5,416,998

Diluted	5,417,827	5,706,629	5,409,908	5,769,878

The accompanying notes are an integral part of these unaudited consolidated financial statements

VAIL BANKS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,

	2004	2003

	(unaudited)	(unaudited)

Cash flows from operating activities
Net income	$1,754	2,112
Adjustments to reconcile net income to net cash provided by operating activities
Net amortization of premiums on investment securities	422	195
Gain on sale of loans	—	(95)
Provision for loan losses	201	250
Amortization of deferred loan fees	(333)	(98)
(Gain) loss on sale of premises and equipment	(1,781)	16
Depreciation and amortization	918	1,162
Gain on sale of foreclosed properties	(119)	(53)
Recognition of stock compensation on restricted common stock and stock options	201	179
Deferred income tax expense	(1)	(177)
Changes in operating assets and liabilities
Loans held for sale	487	2,733
Interest receivable	(122)	(692)
Other assets	184	(915)
Interest payable and other liabilities	(528)	(519)
Other, net	(14)	1

Net cash provided by operating activities	1,269	4,099

Cash flows from investing activities
Purchases of investment securities, available for sale	(80,520)	(66,289)
Purchases of bank stocks	(20)	(635)
Proceeds from maturities of investment securities, held to maturity	47	187
Proceeds from maturities/calls of investment securities, available for sale	16,428	21,639
Proceeds from redemption of bank stocks	19	—
Net (increase) decrease in loans	(38,187)	8,131
Purchases of premises and equipment	(4,279)	(1,067)
Proceeds from sales of premises and equipment	8,283	50
Proceeds from sales of foreclosed properties	771	1,990

Net cash used by investing activities	(97,458)	(35,994)

Cash flows from financing activities
Net increase in deposits	18,420	28,743
Net change in federal funds purchased and securities sold under agreements to repurchase	1,909	—
Net (decrease) increase in Federal Home Loan Bank advances	(5,846)	15,701
Proceeds from issuance of common stock	411	81
Repurchase of common stock	—	(5,463)
Payment of cash dividends on common stock	(742)	(681)

Net cash provided by financing activities	14,152	38,381

Net (decrease) increase in cash and cash equivalents	(82,037)	6,486
Cash and cash equivalents at beginning of period	100,908	74,980

Cash and cash equivalents at end of period	$18,871	81,466

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

          The following table presents the net income and weighted average common shares outstanding used to calculate earnings per share for the six months ended June 30, 2004 and 2003:

	June 30,

(in thousands, except share data)	2004	2003

	(unaudited)	(unaudited)

Basic earnings per share computation

Net income available to common shareholders	$1,754	2,112

Weighted average shares outstanding – basic	5,034,712	5,416,998

Basic earnings per share	$0.35	0.39

	June 30,

(in thousands, except share data)	2004	2003

	(unaudited)	(unaudited)
Diluted earnings per share computation
Net income available to common shareholders	$1,754	2,112

	5,034,712	5,416,998

Weighted average shares outstanding – basic Shares assumed issued:
Stock options	123,181	128,559
Restricted stock	252,015	224,321

Weighted average shares outstanding – diluted	5,409,908	5,769,878

Diluted earnings per share	$0.32	0.37

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

          ** There were no stock option grants during the first six months of 2004

          Had the Company determined compensation cost based on the fair value accounting provisions prescribed by SFAS 123 and using the assumptions listed above, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,

(in thousands, except share data)	2004	2003	2004	2003

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income
As reported	$574	1,137	1,754	2,112
Deduct: Total stock-based employee compensation determined under the fair value method, net of tax	(35)	(53)	(73)	(106)

Pro forma	$539	1,084	(1,681)	2,006

Earnings per share – basic
As reported	$0.11	0.21	0.35	0.39
Pro forma	$0.11	0.20	0.33	0.37

Earnings per share – diluted
As reported	$0.11	0.20	0.32	0.37
Pro forma	$0.09	0.19	0.30	0.35

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

10.  REGULATORY MATTERS

          As of June 30, 2004, the Company met all capital adequacy requirements to which it was subject.  As of that date, the Company had Tier 1 and Total Risk-Based Capital ratios of 11.35% and 13.22%, respectively, and a Leverage ratio of 7.93%.  Regulatory guidelines permit the Company’s trust preferred securities to be included in the calculation of Tier 1, Total Risk-Based capital, and the Leverage Ratio, subject to certain limitations.

          As of June 30, 2004, WestStar met all capital adequacy requirements to which it was subject and exceeded the minimum ratios to be designated as “well-capitalized.”  As of June 30, 2004, WestStar had Tier 1 and Total Risk-Based Capital ratios of 11.05% and 11.93%, respectively, and a Leverage ratio of 7.71%.

11.  SEGMENT INFORMATION

          Information about reportable segments and reconciliation of such information to the consolidated financial statements for the six months ended June 30 is as follows:

	Six Months Ended June 30, 2004 (unaudited)

(in thousands)	Banking	Mortgage Brokerage	Other	Total

Condensed income statement

Total income	$18,645	1,646	20	20,311
Total expense	13,795	1,374	2,171	17,340

Income before income taxes	4,850	272	(2,151)	2,971
Income taxes	1,899	102	(784)	1,217

Net income	$2,951	170	(1,367)	1,754

	Six Months Ended June 30, 2003 (unaudited)

(in thousands)	Banking	Mortgage Brokerage	Other	Total

Condensed income statement

Total income	$18,773	2,781	2	21,556
Total expense	14,197	2,220	2,112	18,529

Income before income taxes	4,576	561	(2,110)	3,027
Income taxes	1,486	204	(775)	915

Net income	$3,090	357	(1,335)	2,112

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

Overview

          Net income was $574,000 for the three months ended June 30, 2004, down from $1.1 million for the three months ended June 30, 2003, a decrease of 50%.  Net income was $1.8 million for the six months ended June 30, 2004, down from $2.1 million for the six months ended June 30, 2003, a decrease of 17%.  First quarter 2004 revenue included a $1.7 million gain, pre-tax, on the sale of the Company’s Vail bank building.  Without this gain, net income for the six months ended June 30, 2004 would have been $986,000.

          Diluted earnings per share for the three months ended June 30, 2004, was $0.11 compared to $0.20 for the three months ended June 30, 2003, a decrease of 45%.  Diluted earnings per share for the six months ended June 30, 2004, was $0.32 compared to $0.37 for the six months ended June 30, 2003, a decrease of 14%.  Excluding the gain on the building sale, diluted earnings per share would have been $0.18 for the first six months of  2004.

          The annualized return on average assets was 0.39% for the three months ended June 30, 2004 compared to 0.76% for the three months ended June 30, 2003.  The annualized return on average assets was 0.60% for the six months ended June 30, 2004 compared to 0.73% for the six months ended June 30, 2003.  Excluding the gain on the building sale, the annualized return on average assets would have been 0.33% for the first six months of 2004.

          The annualized return on average equity was 3.95% for the three months ended June 30, 2004 compared to 7.08% for the three months ended June 30, 2003.  The annualized return on average equity was 6.04% for the six months ended June 30, 2004 compared to 6.54% for the six months ended June 30, 2003.  Excluding the gain on the building sale, the annualized return on average equity would have been 3.40% for the first six months of 2004.

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

          The efficiency ratio was 81% for both the six months ended June 30, 2004 and 2003.  The efficiency ratio was 89% for the quarter ended June 30, 2004 compared to 80% for the quarter ended June 30, 2003.  This worsening of the efficiency ratio was due to the decrease in revenue (net interest income plus non-interest income) of $1.2 million from second quarter 2003 to second quarter 2004, while at the same time non-interest expenses decreased by only $276,000.   Excluding the gain on the building sale, the efficiency ratio would have been 90% for the six months ended June 30, 2004.

          Income Taxes.  The Company’s effective income tax rate (income tax expense as a percentage of pre-tax income) was 24.9% and 41.0%, respectively, for the three and six months ended June 30, 2004 as compared to 30.5% and 30.2%, respectively, for the three and six months ended June 30, 2003.  During the second quarter 2004, tax-exempt interest from municipal securities represented a higher percentage of pre-tax income than it did during the same period in 2003, resulting in a lower effective tax rate.  Additionally, the effective tax rate for the six months ended June 30, 2004 increased as a result of an additional $293,000 in income tax expense recorded as a result of the Vail building sale, which occurred during the first quarter of 2004.

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

Cash Flows

Net Cash from Operating Activities

          During the six-month period ended June 30, 2004, cash of $1.3 million was provided by operating activities consisting primarily of net income of $1.8 million less non-cash income of $492,000 plus net increases in operating assets and liabilities of $7,000. Non-cash income consisted primarily of a $1.8 million gain on the sale of premises and equipment and $333,000 of deferred loan fee amortization, offset by $918,000 of depreciation and amortization expense on premises, equipment and intangible assets, a $201,000 loan loss provision and $422,000 of net amortization of premiums on investment securities.  The net decrease in operating assets and liabilities was primarily due to a $528,000 decrease in interest payable and other liabilities offset by a $487,000 decrease in loans held for sale.

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

Capital Resources

          As of June 30, 2004, shareholders’ equity had increased $146,000, or less than 1%, to $58.0 million from $57.9 million as of December 31, 2003.  This increase is primarily related to the retention of earnings of $1.8 million and the issuance of common stock of $411,000, offset by an increase in other comprehensive loss of $1.5 million and payment of common stock dividends of $742,000.

          As of June 30, 2004 and 2003, the Company met all capital adequacy requirements to which it was subject.  As of June 30, 2004, the Company had Tier 1 and Total Risk-Based Capital ratios of 11.35% and 13.22%, respectively, and a Leverage ratio of 7.93%.  Regulatory guidelines permit the Company’s trust preferred securities to be included in the calculation of Tier 1, Total Risk-Based capital and the Leverage Ratio, subject to certain limitations.  As of June 30, 2003, the Company had Tier 1 and Total Risk-Based Capital ratios of 12.95% and 14.60%, respectively, and a Leverage ratio of 8.47%.

          As of June 30, 2004 and 2003, WestStar met all capital adequacy requirements to which it was subject and exceeded the minimum ratios to be designated as “well-capitalized.”  As of June 30, 2004, WestStar had Tier 1 and Total Risk-Based Capital ratios of 11.05% and 11.93%, respectively, and a Leverage ratio of 7.71%.  As of June 30, 2003, WestStar had Tier 1 and Total Risk-Based Capital ratios of 13.39% and 14.25%, respectively, and a Leverage ratio of 8.74%.

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

31.2

Certification by Raymond E. Verlinde, Senior Executive Vice President and Chief Administrative Officer (principal financial and accounting officer) of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification by Gary S. Judd, Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by Raymond E. Verlinde, Senior Executive Vice President and Chief Administrative Officer (principal financial and accounting officer) of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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