Form 10-Q
period 2004-09-30
VAIL BANKS INC
filed 2004-11-15
CIK 1035770

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of October 31, 2004, there were 5,310,754 shares of common stock ($1.00 par value per share) outstanding.

VAIL BANKS, INC.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I          FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

VAIL BANKS, INC.

Consolidated Balance Sheets

	September 30,	December 31,
(in thousands, except share data)	2004	2003
ASSETS	(unaudited)
Cash and due from banks	$15,082	21,628
Federal funds sold	6,230	79,280
Total cash and cash equivalents	21,312	100,908
Interest-bearing deposits in banks	2,000	2,000
Investment securities, available for sale	132,615	76,554
Investment securities, held to maturity (fair value of
$302(unaudited) and $397 as of September 30, 2004 and December 31, 2003, respectively)	283	370
Investments in bank stocks, at cost	4,411	4,371
Investments in Trust I and Trust II (See Note 1)	743	—
Loans held for sale	2,295	2,515
Loans, net (includes related party loans of $10,687 (unaudited) and $11,239
as of September 30, 2004 and December 31, 2003, respectively)	380,530	308,271
Premises and equipment, net	38,367	38,147
Interest receivable	2,305	2,134
Goodwill	35,969	36,758
Other intangible assets, net	169	199
Other assets	3,983	3,383
	$624,982	575,610
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$108,232	101,305
Interest bearing	392,065	347,210
Total deposits	500,297	448,515
Federal funds purchased and securities sold under agreements to repurchase	751	907
Federal Home Loan Bank advances	33,603	39,461
Guaranteed preferred beneficial interest in Company’s subordinated debt (See Note 1)	—	24,000
Subordinated notes to Trust I and Trust II (See Note 1)	24,743	—
Interest payable and other liabilities	3,641	4,165
Total liabilities	563,035	517,048
Minority interest	2,546	703
Shareholders’ equity
Preferred stock – $1 par value; 2,250,000 shares authorized, no shares
issued and outstanding at September 30, 2004 (unaudited) and December 31, 2003, respectively	—	—
Common stock – $1 par value; 20,000,000 shares authorized,
5,310,754 (unaudited) and 5,283,264 issued and outstanding at September 30, 2004 and December 31, 2003, respectively	5,311	5,283
Additional paid-in capital	34,724	33,916
Retained earnings	19,977	18,780
Accumulated other comprehensive loss, net of tax benefit of $(360) (unaudited) and $(71) at September 30, 2004 and December 31, 2003, respectively	(611)	(120)
Total shareholders’ equity	59,401	57,859
	$624,982	575,610

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vail Banks, Inc.
Consolidated Statements of Income and Comprehensive Income
(in thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest and dividend income
Loans, including fees	$6,704	6,318	18,934	19,860
Investment securities	1,134	850	2,952	2,847
Federal funds sold and other short-term investments	25	191	314	480
Investments in Trust I and II (See Note 1)	19	—	57	—
Total interest and dividend income	7,882	7,359	22,257	23,187
Interest expense
Deposits	1,028	1,172	3,052	3,576
Short-term borrowings	105	97	307	265
Long-term borrowings	235	342	750	907
Federal funds purchased and securities sold under agreements to repurchase	3	—	5	—
Trust preferred securities (See Note 1)	—	612	—	1,835
Subordinated notes to Trust I and II (See Note 1)	631	—	1,892	—
Total interest expense	2,002	2,223	6,006	6,583
Net interest income	5,880	5,136	16,251	16,604
Provision for loan losses	323	164	524	414
Net interest income after provision for loan losses	5,557	4,972	15,727	16,190
Non-interest income
Gain (loss) on sale of premises and equipment	(11)	—	1,770	—
Deposit related	717	747	2,094	2,323
Mortgage broker fees	756	1,299	2,334	4,083
Other	781	702	1,981	2,070
	2,243	2,748	8,179	8,476
Non-interest expense
Salaries and employee benefits	4,096	4,403	12,109	13,015
Occupancy	1,000	850	2,691	2,478
Furniture and equipment	608	696	1,781	2,095
Amortization of intangible assets	10	19	30	56
Other	1,338	1,326	3,576	3,569
	7,052	7,294	20,187	21,213
Income before income tax expense	748	426	3,719	3,453
Income tax expense	189	63	1,406	978
Net income	559	363	2,313	2,475
Net change in unrealized gain/loss on investment securities available for sale, net of taxes: Unrealized holding gains arising during period Reclassification adjustment for gains included in income	987 —	(564) (140)	(491) —	(579) (179)
Comprehensive income	$1,546	(341)	1,822	1,717

Vail Banks, Inc.
Consolidated Statements of Income and Comprehensive Income (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Earnings per share
Basic	$0.11	0.07	0.46	0.47
Diluted	$0.10	0.07	0.43	0.44
Weighted average common shares
Basic	5,079,123	5,064,981	5,049,624	5,295,502
Diluted	5,426,283	5,498,653	5,415,405	5,689,159

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vail Banks, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2004	2003
	(unaudited)	(unaudited)

Cash flows from operating activities
Net income	$2,313	2,475
Adjustments to reconcile net income to net cash provided by operating activities
Net amortization of premiums on investment securities	666	371
Provision for loan losses Gain on sale of investment securities Gain on sale of loans	524 — —	414 (15) (95)
Amortization of deferred loan fees	(601)	(196)
(Gain) loss on sale of premises and equipment	(1,770)	17
Depreciation and amortization	1,390	1,724
Gain on sale of foreclosed properties	(130)	(84)
Minority interest expense (income)	107	(3)
Recognition of stock compensation on restricted common stock and stock options	267	306
Deferred income tax benefit	—	(176)
Changes in operating assets and liabilities
Loans held for sale	220	3,385
Interest receivable	(171)	(355)
Other assets	403	(728)
Interest payable and other liabilities	(511)	(803)
Net cash provided by operating activities	2,707	6,237

Cash flows from investing activities
Purchases of investment securities, available for sale	(80,520)	(75,312)
Purchases of bank stocks	(59)	(648)
Proceeds from maturities of investment securities, held to maturity	87	259
Proceeds from maturities/calls of investment securities, available for sale Proceeds from sales of investment securities, available for sale	23,013 —	35,623 14,490
Proceeds from redemption of bank stocks	19	—
Net (increase) decrease in loans	(73,264)	14,255
Purchases of premises and equipment	(6,086)	(1,828)
Proceeds from sales of premises and equipment	8,318	78
Proceeds from sales of foreclosed properties	968	2,340
Net cash used by investing activities	(127,524)	(10,743)

Cash flows from financing activities
Net increase in deposits	51,782	34,373
Net change in federal funds purchased and securities sold under agreements to repurchase	(156)	225
Net (decrease) increase in Federal Home Loan Bank advances	(5,858)	14,961
Proceeds from issuance of common stock	569	111
Repurchase of common stock	—	(8,020)
Payment of cash dividends on common stock	(1,116)	(1,055)
Net cash provided by financing activities	45,221	40,595
Net (decrease) increase in cash and cash equivalents	(79,596)	36,089
Cash and cash equivalents at beginning of period	100,908	74,980
Cash and cash equivalents at end of period	$21,312	111,069

Vail Banks, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Nine months ended September 30,
	2004	2003
	(unaudited)	(unaudited)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest expense	$6,190	6,773
Income taxes	$1,177	1,414

Non-cash investing and financing transactions Foreclosure of collateralized loans, net of reserve	$1,082	4,511
Net change in unrealized gain/loss on investment securities available for sale, net of taxes	$491	(758)
Reclassification of idle premises and equipment to other assets	$—	(274)
Reclassification of other assets to premises and equipment	$431	57
Contribution of land by minority partner	1,736	—
Issuance of restricted common stock	$10	178
Forfeiture of restricted common stock	$(40)	—

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

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vail Banks, Inc.

Notes to Unaudited Consolidated Financial Statements

1.  ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Vail Banks, Inc. (Vail Banks) and its wholly owned subsidiary, WestStar Bank (WestStar).  WestStar and Vail Banks own a combined 54.04% interest in Avon 56 Limited and approximately 70% of Glenwood/Rose L.P. (see Note 6).  All entities are collectively referred to as “the Company.”  All significant intercompany accounts and transactions have been eliminated in consolidation.

On August 1, 2004, First Western Mortgage Services, Inc. (First Western) was merged into WestStar, dissolving the previously existing subsidiary relationship.  The merger did not have an impact on the consolidated financial condition or results of operations of the Company as First Western was previously owned 100% by WestStar and was included in the consolidated financial statements of the Company.

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

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the consolidated financial statements as of December 31, 2003.  These interim unaudited consolidated financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2003.  In the opinion of the Company, all adjustments necessary, consisting of only normal recurring items, have been included for a fair presentation of the accompanying unaudited consolidated financial statements.  Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the full year.

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

2.  INVESTMENT SECURITIES

Investment securities consist of the following:

	September 30, 2004		December 31, 2003
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
	(unaudited)	(unaudited)
Securities available for sale
Government agencies	$41,490	41,234	20,869	20,813
State and municipal	19,880	20,015	20,282	20,277
Mortgage-backed securities	67,714	67,201	31,080	31,075
Agency preferred stock	4,502	4,165	4,514	4,389
Total securities available for sale	$133,586	132,615	76,745	76,554

	September 30, 2004		December 31, 2003
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
	(unaudited)	(unaudited)

Securities held to maturity
Mortgage-backed securities	$283	302	370	397
Total securities held to maturity	$283	302	370	397

Investments in bank stocks
Federal Home Loan Bank stock	$2,358	2,358	2,318	2,318
Federal Reserve Bank stock	1,870	1,870	1,869	1,869
Bankers’ Bank of the West stock	183	183	184	184
	$4,411	4,411	4,371	4,371

The following table presents the components of investment income for the three and nine months ended September 30, 2004 and 2003.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Taxable interest income	$820	502	1,998	1,907
Nontaxable interest income	261	293	797	789
Dividends	53	55	157	151
	$1,134	850	2,952	2,847

3.  LOANS HELD FOR SALE

The mortgage broker segment sells mortgage loans to certain investors subject to contractual recourse provisions that may obligate the Company to repurchase a mortgage loan if certain monthly payments during the first six months after the sale of the loan are not made by the borrower.  The Company has not historically repurchased mortgage loans and does not anticipate that future repurchases will be necessary.

4.  LOANS

Loans consist of the following:

(in thousands)	September 30, 2004	December 31, 2003
	(unaudited)
Commercial, industrial and land	$227,337	185,158
Real estate – construction	82,436	63,844
Real estate – mortgage	69,935	57,602
Consumer and other	5,762	5,940
	385,470	312,544
Less: Allowance for loan losses	(3,742)	(3,503)
Net deferred loan fees	(1,198)	(770)
Loans, Net	$380,530	308,271

As of September 30, 2004 and December 31, 2003, $286,000 and $116,000, respectively, of deposit account overdrafts have been reclassified to loans.

In the ordinary course of business, the Company had loans receivable from directors, executive officers and principal shareholders (holders of more than five percent of the outstanding shares of common stock) of the Company and their affiliates as follows:

(in thousands)	2004

Balance at January 1, 2004	$11,239
New loans, including renewals	467
Payments	(1,019)
Balance at September 30, 2004 (unaudited)	$10,687

5.  PROVISION AND ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance are summarized as follows:

(in thousands)	2004

Allowance at January 1, 2004	$3,503
Loans charged off	(607)
Recoveries on loans previously charged off	322
Provision for loan losses	524
Allowance at September 30, 2004 (unaudited)	$3,742

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

On  June 30, 2004, the Company sold the right to purchase its main bank building in Glenwood Springs, Colorado that was replaced by a newly constructed building (see below).  The sale resulted in a pre-tax gain of approximately $107,000, all of which was recognized at the time of sale.

On July 18, 2004, the Company entered into a partnership agreement with an investor to construct and own a new facility in Glenwood Springs.  The Company owns approximately 70% of Glenwood/Rose L.P.   The building construction was completed during the third quarter 2004 at a cost to the Company of approximately $4.5 million.  WestStar has leased the main level of the building and the partnership anticipates selling or leasing the remaining portion of the building to a third party.

7.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date.  At September 30, 2004 and December 31, 2003, the carrying amount of securities sold to secure repurchase agreements was $751,000 and $907,000, respectively.  Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.

8.  BORROWINGS

WestStar is a member of the Federal Home Loan Bank of Topeka (FHLB) and, as a regular part of its business, obtains both short and long-term advances from this FHLB. Advances are collateralized primarily by FHLB stock owned by WestStar and loans secured by certain mortgages or deeds of trust. As of September 30, 2004, the Company’s total borrowing capacity was $135.6 million of which $33.6 million of borrowings were outstanding ($10.8 million was short-term and $22.8 million was long-term) and $24.0 million in the form of stand-by irrevocable letters of credit issued by the FHLB were pledged as collateral for uninsured public fund deposits.

WestStar has established an unsecured, overnight federal funds line with Bankers’ Bank of the West that expires on August 31, 2005.  As of September 30, 2004, this authorized borrowing line totaled $38.2 million with no amounts outstanding.

WestStar has also established overnight federal funds lines with First Tennessee Bank, N.A. (First Tennessee) totaling $20.0 million.  If drawn upon, $10.0 million will be a secured line and $10.0 million will be an unsecured line.  These lines are subject to cancellation by First Tennessee at any time upon the occurrence of certain conditions.  As of September 30, 2004, no amounts were outstanding under the lines.

9.  SHAREHOLDERS’ EQUITY

Stock Repurchase Plan

At its meeting on January 19, 2004, the Company’s Board of Directors reauthorized the Company’s stock repurchase program that was originally approved in February 2001. Since inception of the program through September 30, 2004, the Company has repurchased 1,535,380 shares at an average price of $12.10 per share, or approximately $19 million.  The total amount of repurchases under the program, both previously completed and allowable up to January 2005, aggregate approximately $29 million.  During the first nine months of 2004, the Company did not repurchase any common shares.

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

The following table presents the net income and weighted average common shares outstanding used to calculate earnings per share for the nine months ended September 30, 2004 and 2003:

	September 30,
(in thousands, except share data)	2004	2003
	(unaudited)	(unaudited)
Basic earnings per share computation

Net income available to common shareholders	$2,313	2,475

Weighted average shares outstanding – basic	5,049,624	5,295,502

Basic earnings per share	$0.46	0.47

	September 30,
(in thousands, except share data)	2004	2003
	(unaudited)	(unaudited)

Diluted earnings per share computation

Net income available to common shareholders	$2,313	2,475
Weighted average shares outstanding – basic	5,049,624	5,295,502
Shares assumed issued:
Stock options	124,921	147,801
Restricted stock	240,860	245,856

Weighted average shares outstanding – diluted	5,415,405	5,689,159

Diluted earnings per share	$0.43	0.44

During the nine months ended September 30, 2004 and 2003, there were no anti-dilutive options.

Stock Options

The Company accounts for its stock options in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to expense over the vesting period the fair value of stock‑based awards as measured on the date of grant.  Alternatively, SFAS 123 allows entities to apply the provisions of APB Opinion No. 25 while disclosing pro forma net income and pro forma earnings per share for employee stock option grants made in 1995 and future years as if the fair‑value-based method defined in SFAS 123 had been applied.  The Company has elected to apply the accounting provisions of APB Opinion No. 25 to employee stock option grants and provide the pro forma disclosure provisions of SFAS 123.  Accordingly, stock-based compensation expense for employee option grants is not recognized in the consolidated financial statements, as options granted under the Plan generally have an exercise price equal to the market value of the underlying common stock on the date of grant.  However, during May 2002, approximately 20,000 stock options were granted at a strike price below market value.  The Company recognized $2,000 and $4,000, of compensation expense during the nine months ended September 30, 2004 and 2003, respectively, related to these options.  Any non-employee stock option grants are accounted for under SFAS 123.

The fair value of each employee stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model.  The following weighted-average assumptions were used:

	2004	2003
	(unaudited)	(unaudited)
Dividend yield	**	2.0%
Expected life	**	7 years
Expected volatility	**	27.5%
Risk-free interest rate	**	3.6%

** There were no stock option grants during the first nine months of 2004

Had the Company determined compensation cost based on the fair value accounting provisions prescribed by SFAS 123 and using the assumptions listed above, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share data)	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income
As reported	$559	363	2,313	2,475
Deduct: Total stock-based employee compensation determined under the fair value method, net of tax	(61)	(20)	(99)	(161)
Pro forma	$498	343	2,214	2,314

Earnings per share – basic
As reported	$0.11	0.07	0.46	0.47
Pro forma	$0.10	0.07	0.44	0.44

Earnings per share – diluted
As reported	$0.10	0.07	0.43	0.44
Pro forma	$0.09	0.06	0.39	0.39

On May 17, 2004, shareholders approved an amendment to the Amended and Restated Stock Incentive Plan, as amended (the Plan) to increase the number of shares of common stock reserved for issuance under the Plan from 1,000,000 shares to 1,250,000 shares and to provide that the new total number of shares will increase on January 1st of each year using a formula based on increases in the total number of shares outstanding.  The amendment also increased the number of shares reserved for the grant of incentive stock options from 500,000 shares to 625,000 shares.

10.  REGULATORY MATTERS

As of September 30, 2004, the Company met all capital adequacy requirements to which it was subject.  As of that date, the Company had Tier 1 and Total Risk-Based Capital ratios of 10.88% and 12.47%, respectively, and a Leverage ratio of 8.28%.  Regulatory guidelines permit the Company’s trust preferred securities to be included in the calculation of Tier 1, Total Risk-Based capital, and the Leverage Ratio, subject to certain limitations.

As of September 30, 2004, WestStar met all capital adequacy requirements to which it was subject and exceeded the minimum ratios to be designated as “well-capitalized.”  As of September 30, 2004, WestStar had Tier 1 and Total Risk-Based Capital ratios of 10.63% and 11.50%, respectively, and a Leverage ratio of 8.11%.

11.  SEGMENT INFORMATION

Information about reportable segments and reconciliation of such information to the consolidated financial statements for the nine months ended September 30 is as follows:

	Nine Months Ended September 30, 2004 (unaudited)
		Mortgage
(in thousands)	Banking	Broker	Other	Total

Condensed income statement

Total income	$27,989	2,406	41	30,436
Total expense	21,472	2,060	3,185	26,717
Income before income taxes	6,517	346	(3,144)	3,719
Income taxes	2,444	109	(1,147)	1,406
Net income	$4,073	237	(1,997)	2,313

	Nine Months Ended September 30, 2003 (unaudited)
		Mortgage
(in thousands)	Banking	Broker	Other	Total

Condensed income statement

Total income	$27,582	4,078	3	31,663
Total expense	21,739	3,244	3,227	28,210
Income before income taxes	5,843	834	(3,224)	3,453
Income taxes	1,853	306	(1,181)	978
Net income	$3,990	528	(2,043)	2,475

On August 1, 2004, First Western was merged into WestStar.  Accordingly, income tax expense was no longer allocated to First Western after July 31, 2004.

12.  RECENT ACCOUNTING PRONOUNCEMENTS

The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

In November 2003, the Emerging Issues Task Force (EITF) published issue summary 03-1 (EITF 03-1), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-01 addressed an entity’s treatment of the impairment of securities when such impairment is considered other than temporary. The preliminary summary required disclosures only related to other than temporary impairment. In March 2004, the EITF continued its discussion and reached a consensus on the procedures for recognizing an impairment of securities considered other than temporarily impaired. The guidance in EITF 03-1 was intended to be effective for reporting periods beginning after June 15, 2004. However, in September 2004, the FASB issued FSP EITF 03-1-1, which deferred the effective date for the measurement and recognition provisions of EITF 03-1 until further implementation guidance could be established. Management does not believe the provision of this standard, as currently written, will have a material impact on the results of future operations.   For the quarter ended September 30, 2004, the Company has determined that it has the ability and intent to hold its investments classified as available for sale for a reasonable period of time sufficient for the fair value of the securities to recover.

Application of Accounting Principles to Loan Commitments

On March 9, 2004, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 105, Application of Accounting Principles to Loan Commitments. SAB No. 105 requires that when a company is recognizing and valuing a loan commitment at fair value, only differences between the guaranteed interest rate in the loan commitment and a market interest rate should be included. Any expected future cash flows related to the customer relationships or loan servicing should be excluded from the fair value measurement. The expected future cash flows that are excluded from the fair-value determination include anticipated fees for servicing the funded loan, late-payment charges, other ancillary fees, or other cash flows from servicing rights. The guidance in SAB No. 105 is effective for mortgage-loan commitments that are accounted for as derivatives and are entered into after March 31, 2004. The initial adoption of this standard did not have an impact on the financial condition or the results of operations of the Company. Management does not believe the provisions of this standard will have a material impact on the results of future operations.

Stock Based Compensation

At its meeting held on October 13, 2004, the FASB elected to defer, for public companies, the effective date of its proposed standard, Share-Based Payment, from fiscal years beginning after December 15, 2004, to periods beginning after June 15, 2005.  The new standard will apply to awards granted, modified or settled in cash on or after that date.  The proposed statement will amend FASB Statement No. 123, Accounting for Stock-Based Compensation.  Generally, this approach is similar to that of SFAS 123. However, the Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income for all awards that vest based on their fair values. Companies will be able to choose from one of three methods when transitioning to the new standard.  The FASB expects to issue a final standard by December 31, 2004.  The Company will wait until a final standard is issued to determine which transition method it will choose.  Accordingly, the Company has not yet evaluated the potential impact on its future financial condition or results of operations as a result of adopting this proposed standard.

13.  SUBSEQUENT EVENTS

On October 18, 2004, the Board of Directors (Board) declared a regular quarterly dividend of $0.07 per share payable on November 12, 2004 to shareholders of record on October 29, 2004.

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

Basis of Presentation

The following discussion and analysis provides information regarding the Company’s financial condition as of September 30, 2004, and its results of operations for the three and nine months ended September 30, 2004, in comparison to the three and nine months ended September 30, 2003. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Overview

Net income was $559,000 for the three months ended September 30, 2004, up from $363,000 for the three months ended September 30, 2003, an increase of 54%.  Net income was $2.3 million for the nine months ended September 30, 2004, down from $2.5 million for the nine months ended September 30, 2003, a decrease of 7%.  First quarter 2004 revenue included a $1.7 million gain, pre-tax, on the sale of the Company’s Vail bank building.  Without this gain, net income for the nine months ended September 30, 2004 would have been $1.6 million.

Diluted earnings per share for the three months ended September 30, 2004, was $0.10 compared to $0.07 for the three months ended September 30, 2003, an increase of 43%.  Diluted earnings per share for the nine months ended September 30, 2004, was $0.43 compared to $0.44 for the nine months ended September 30, 2003, a decrease of 2%.  Excluding the gain on the building sale, diluted earnings per share would have been $0.29 for the first nine months of 2004.

The annualized return on average assets was 0.37% for the three months ended September 30, 2004 compared to 0.24% for the three months ended September 30, 2003.  The annualized return on average assets was 0.52% for the nine months ended September 30, 2004 compared to 0.56% for the nine months ended September 30, 2003.  Excluding the gain on the building sale, the annualized return on average assets would have been 0.35% for the first nine months of 2004.

The annualized return on average equity was 3.79% for the three months ended September 30, 2004 compared to 2.39% for the three months ended September 30, 2003.  The annualized return on average equity was 5.28% for the nine months ended September 30, 2004 compared to 5.21% for the nine months ended September 30, 2003.  Excluding the gain on the building sale, the annualized return on average equity would have been 3.53% for the first nine months of 2004.

Results of Operations

Net Interest Income.  Net interest income is the principal component of a financial institution’s income stream and represents the difference or spread between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as changes in the volume and mix of earning assets and interest bearing liabilities can materially impact net interest income.

Net interest income, on a fully tax-equivalent basis (FTE), increased by $730,000, or 14% to $6.0 million for the three months ended September 30, 2004 from $5.3 million for the three months ended September 30, 2003.  The net interest margin on an FTE basis was 4.68% for the three months ended September 30, 2004 as compared to 4.15% for the comparable period in 2003.  This significant increase in the net interest margin was due to the following two factors:  (1) Average loan volumes for the three months ended September 30, 2004 were $46.7 million higher, or 15%, versus the comparable period in 2003, as a result of an improving economy and resulting increased loan demand.  For the quarter ended September 30, 2004, average loans represented approximately 71% of average earning assets, while for the quarter ended September 30, 2003, average loans represented only 63% of earning assets.  As loans are higher yielding components of total earning assets than investments or federal funds, this shift in the mix of earning assets contributed to a higher overall yield on total earning assets. (2) Average deposits increased $14.5 million, or 3%, for the third quarter of 2004 versus the comparable period in 2003.  The majority of this growth was in lower costing core deposits (total deposits excluding certificates of deposit).  Core deposits grew $35.1 million, or 11%, while higher costing certificates of deposit decreased $20.6 million, or 14%.   This overall growth and improved mix of deposits resulted in a 15 basis point decline in the overall cost of deposits and contributed to the 19 basis point decline in the overall cost of interest bearing liabilities.

Net interest income, on an FTE basis decreased by $357,000, or 2% to $16.6 million for the nine months ended September 30, 2004 from $17.0 million for the nine months ended September 30, 2003.  The net interest margin on an FTE basis was 4.41% for the nine months ended September 30, 2004 as compared to 4.60% for the comparable period in 2003.  The decrease in net interest margin for the first nine months of 2004 as compared to the same period in 2003 was due primarily to the following two factors:  (1) Yields on loans declined due to the competitive environment and the 25 basis point interest rate cut implemented by the Federal Reserve during late June 2003.  Although the Federal Reserve implemented three 25 basis point interest rate increases during 2004, these did not take effect until third quarter, and so did not have a significant impact on the net interest margin for the nine months ended September 2004.  For the first nine months of 2004, loans (excluding loan fees) yielded 6.50% as compared to the 7.35% yield for the comparable period in 2003.  (2) Yields on securities fell as a result of the lower interest rate environment during the majority of 2004.  Additionally, heavy prepayments during 2003 resulted in funds rolling over into lower yielding securities.  For the first nine months of 2004, securities yielded 3.68% as compared to the 4.43% yield for the comparable period in 2003.   These factors were partially offset by the following three items: (1) Average loan volumes for the nine months ended September 30, 2004 were $7.2 million higher, or 2%, as compared to the comparable period in 2003 as a result of an improving economy and resulting increased loan demand.  (2) Loan fees increased $790,000, or 44%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.  While loan yields excluding loan fees dropped 85 basis points for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, loan yields including loan fees dropped only 55 basis points during the comparable periods.  (3) Deposit costs decreased 19 basis points to 0.86% for the first nine months of 2004, as compared to 1.05% for the first nine months of 2003 due to an improved mix of deposits.

Non-Interest Income.  During the three months ended September 30, 2004, non-interest income decreased by $505,000, or 18% from the comparable quarter in 2003.   This decrease was primarily due to a $543,000 decrease in mortgage broker fees as refinancing activity slowed.  During the nine months ended September 30, 2004, non-interest income decreased by $297,000, or 4%, as compared to the nine months ended September 30, 2003.   This decrease was primarily due to a $1.7 million decrease in mortgage broker fees.  Additionally, service charges on deposits decreased $229,000.   These decreases were partially offset by the $1.8 million gain on the sales of the Vail bank building and the main Glenwood Springs facility during the first nine months of 2004.

Non-Interest Expense.   Non-interest expense decreased $242,000, or 3%, from the comparable quarter in 2003.  For the nine months ended September 30, 2004, non-interest expense decreased $1.0 million, or 5%, as compared to the nine months ended September 30, 2003.  These decreases were largely attributable to a decrease in salaries and benefits of $906,000 for the first nine months of 2004 compared to the first nine months of 2003 and a decrease in furniture and equipment expense of $314,000 for the comparable periods, partially offset by an increase in occupancy expense of $213,000.  Salaries and benefits decreased primarily due to:  (1) a $967,000 decrease in mortgage incentive pay as a result of lower mortgage origination volume and (2) a $300,000 decrease in employee insurance costs primarily due to favorable healthcare claim volumes, partially offset by (3) $653,000 of salaries and benefits expense attributable to the new Denver Tech branch opened during third quarter 2003 compared to only $324,000 during the comparable period during 2003 and (4) $101,000 of salaries and benefits expense attributable to the new Denver Stapleton branch opened during third quarter 2004.  Furniture and equipment expense decreased primarily due to a decrease in depreciation and amortization expense related to the fourth quarter 2003 write-off of $1.6 million of obsolete fixed assets.  Occupancy expense increased primarily due to the following three factors: (1) An additional $84,000 of lease expense was incurred during 2004 attributable to the relocation of Vail Banks’ executive offices during June 2003.  Prior to June 30, 2003, these offices were located in a Company owned facility, and so no rent expense was incurred.  (2) An additional $44,000 of lease expense was incurred attributable to an expansion of the leased space in the Avon branch. (3) An additional $66,000 of occupancy expense was incurred attributable to the new Denver Tech branch opened during third quarter 2003 compared to only $29,000 during the comparable period during 2003.

The efficiency ratio was 87% for the quarter ended September 30, 2004 compared to 93% for the quarter ended September 30, 2003.  This improvement in the efficiency ratio was due to a $239,000, or 3% increase in revenue (net interest income plus non-interest income) from third quarter 2003 to third quarter 2004, while at the same time non-interest expenses decreased by $242,000, or 18%.   The efficiency ratio was 83% for the nine months ended September 30, 2004 compared to 85% for the nine months ended September 30, 2003.  Although revenue decreased $650,000, or 3% for the nine months 2004 as compared to the nine months 2003, non-interest expenses decreased by over $1.0 million, or 5%.   This greater percentage reduction in non-interest expense compared to the reduction in revenue caused the overall reduction in the efficiency ratio for the nine months ended September 30, 2004.  Excluding the gain on the building sale, the efficiency ratio would have been 89% for the nine months ended September 30, 2004.

 Income Taxes.  The Company’s effective income tax rate (income tax expense as a percentage of pre-tax income) was 25.3% and 37.8%, respectively, for the three and nine months ended September 30, 2004 as compared to 14.8% and 28.3%, respectively, for the three and nine months ended September 30, 2003.  During the third quarter 2004, tax-exempt interest from municipal securities represented a lower percentage of pre-tax income than it did during the same period in 2003, resulting in a higher effective tax rate.   Additionally, the effective tax rate for the nine months ended September 30, 2004 increased as a result of income tax expense recorded as a result of the Vail building sale, which occurred during the first quarter of 2004.

 Financial Condition

The Company's assets increased by $49.4 million or 9%, to $625.0 million as of September 30, 2004, from $575.6 million as of December 31, 2003.

Federal funds sold balances decreased by $73.1 million, or 92%, to $6.2 million  as of September 30, 2004 from $79.3 million at December 31, 2003.   Investment securities increased to $137.3 million as of September 30, 2004, compared to $81.3 million as of December 31, 2003, a 69% increase.  During this period, the Company deployed excess liquidity from cash equivalents (which included federal funds sold) and deposit growth into short-term investments as well as loan growth.

As of September 30, 2004, loans held for sale decreased $220,000, or 9%, from December 31, 2003.  The ending balance of loans held for sale at any particular date is dependent on the timing of the closing and ultimate funding of these loans by the outside investor.  Thus, an increase or decrease in the ending balance is primarily a function of this timing and not necessarily indicative of trends in mortgage loan demand.

Gross loans increased $72.9 million, or 23%, from December 31, 2003.   This increase was due to an increase in loan demand.  The largest increase was in the commercial, industrial and land category, with a $42.2 million, or 23% increase.  Real estate – construction loans increased $18.6 million, or 29%, and real estate – mortgage loans increased $12.3 million, or 21%

Premises and equipment increased by $220,000, or 1%, from $38.1 million as of December 31, 2003, to $38.4 million as of September 30, 2004.  This increase was mainly attributable to the purchase of $6.1 million of premises and equipment primarily related to the construction and furnishing of a new branch facility in Glenwood Springs, which replaces the building sold, a $1.7 million contribution of land by a minority partner, equipment upgrades, the remodeling of branches, the purchase of land to build a new branch facility in Fruita, Colorado, and the transfer of a $431,000 building from other assets to fixed assets.  The building was previously used for investment purposes but now is being used to facilitate Company business.  These increases were partially offset by the sale of the Vail bank building that had a net book value of $5.8 million, sale of the main Glenwood Springs facility that had a net book value of approximately $740,000, and $1.4 million of depreciation and amortization expense.

Goodwill decreased by $789,000, or 2%, from $36.8 million as of December 31, 2003 to $36.0 million as of September 30, 2004 in conjunction with the sale of the Vail bank building.

Deposits increased by $51.8 million, or 12%, from $448.5 million as of December 31, 2003, to $500.3 million as of September 30, 2004.  The largest increases were in the money market category, with a $30.2 million, or 29% increase, and in checking accounts, with a $16.4 million, or 9% increase.  These increases are attributable to the Company’s continued focus on attracting new deposit relationships and expanding existing relationships.

Federal Home Loan Bank advances decreased $5.9 million, or 15% from $39.5 million as of December 31, 2003 to $33.6 million as of September 30, 2004.  This decrease was due to repayment of maturing advances.

Asset Quality

Provision and Allowance for Loan Losses.  Provision for loan losses expense for the three and nine months ended September 30, 2004, was $323,000 and $524,000, respectively, compared to $164,000 and $414,000, respectively, for the three and nine months ended September 30, 2003.  The allowance for loan losses of $3.7 million as of September 30, 2004, increased 7% from the $3.5 million level as of December 31, 2003 and represents 0.97% of total loans and 460% of non-performing loans as of September 30, 2004 as compared to 1.12% and 201%, respectively at December 31, 2003.   During the nine months ended September 30, 2004, gross loans increased $72.9 million, or 23%, from $312.5 million at December 31, 2003 to $385.5 million at September 30, 2004, however non-performing loans decreased $933,000, or 53%.  Additionally, loans past due 30 or more days and still accruing dropped to 0.15% of total loans from 0.47% at December 31, 2003.  Although this benchmark, often an indicator of future loan non-performance, is at its lowest level since December 2000, the $239,000 increase in the allowance for loan losses from December 31, 2003 reflects the Company’s estimate of reserves required for the growing loan portfolio.

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

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses Analysis (in thousands)	Nine months ended September 30,
	2004	2003
	(unaudited)	(unaudited)
Average total loans	$335,685	328,497
Total loans at end of period	$384,272	311,666

Allowance at beginning of period	$3,503	3,747
Loans charged off	(607)	(1,023)
Recoveries on loans previously charged off	322	161
Provision for loan losses	524	414
Allowance at end of period	$3,742	3,299

Annualized net charge-offs to average loans	0.11%	0.35%
Allowance to total loans at end of period	0.97%	1.06%

Non-Performing Assets. The following table presents information regarding non-performing assets as of the dates indicated:

Non-Performing Assets (in thousands)	September 30,
	2004	2003
	(unaudited)	(unaudited)
Nonaccrual loans	$814	2,105
Total non-performing loans	814	2,105
Foreclosed properties	606	2,496
Total non-performing assets	1,420	4,601
Loans 90 days or more past due and accruing	3	163
Total risk assets	$1,423	4,764

Non-performing loans to total loans	0.21%	0.68%

Non-performing assets to loan related assets	0.37%	1.46%

Non-performing assets to total assets	0.23%	0.77%

Risk assets to loan related assets	0.37%	1.52%

The Company believes that it has adequate collateral to recover the majority of the balance of the nonaccrual loans.   Foreclosed properties are recorded at the lower of cost or fair value less estimated costs to sell.  Anticipated losses are recorded at the time of transfer from loans.  Management is not aware of any significant adverse trends relating to the Company’s loan portfolio.

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

As of September 30, 2004, the Company had cash and cash equivalents (including federal funds sold) of $21.3 million, interest-bearing deposits in banks of $2.0 million, and investment securities of $137.3 million.  Approximately $132.6 million, or 97%, of the Company’s investment portfolio is classified as available-for-sale and can be readily sold, however $64.2 million of this amount has been pledged to secure public fund deposits and $751,000 of this amount has been sold under agreements to repurchase.  Accordingly, these pledged amounts may not be available to meet general liquidity needs.  Based on current plans and business conditions, the Company expects that its cash, cash equivalents, investment securities and available borrowing capacity under its credit facilities, together with any amounts generated from operations, will be sufficient to meet the Company's liquidity requirements for the next 12 months. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

Cash Flows

Net Cash from Operating Activities

During the nine-month period ended September 30, 2004, cash of $2.7 million was provided by operating activities consisting primarily of net income of $2.3 million plus non-cash expense of $453,000 less a net cash outflow of $59,000 from the change in operating assets and liabilities. Non-cash expense consisted primarily of $1.4 million of depreciation and amortization expense on premises, equipment and intangible assets, $666,000 of net amortization of premiums on investment securities, a $524,000 loan loss provision, and $267,000 of stock compensation expense, partially offset by a $1.8 million gain on the sale of premises and equipment and $601,000 of deferred loan fee amortization.  The change in operating assets and liabilities was comprised of a decrease in interest payable and other liabilities of $511,000 and an increase in interest receivable of $171,000, offset by a decrease in other assets of $403,000 and a decrease in loans held for sale of $220,000.

During the nine-month period ended September 30, 2003, cash of $6.2 million was provided by operating activities consisting primarily of net income of $2.5 million plus non-cash expenses of $2.3 million and net decreases in operating assets and liabilities of $1.5 million. Non-cash expenses consisted primarily of $1.7 million of depreciation and amortization expense on premises and equipment, a $414,000 loan loss provision, $371,000 of net amortization of premiums on investment securities, and $306,000 of stock compensation, partially offset by $196,000 of deferred loan fee amortization and $176,000 of deferred income tax benefit.  The net decrease in operating assets and liabilities was primarily due to a $3.4 million decrease in loans held for sale offset by a $728,000 increase in other assets, a $355,000 increase in interest receivable, and an $803,000 decrease in interest payable and other liabilities.

Net Cash from Investing Activities

During the nine-month period ended September 30, 2004, cash of $127.5 million was used for investing activities.  These outflows consisted primarily of the purchase of $80.6 million of investment securities, a $73.3 million increase in loans and $6.1 million in purchases of premises and equipment, offset by the maturity and/or calls of $23.1 million of investments, $8.3 million of proceeds from the sale of premises and equipment, and $968,000 of proceeds from the sale of foreclosed properties.

During the nine-month period ended September 30, 2003, cash of $10.7 million was used for investing activities.  These outflows consisted primarily of the purchase of $76.0 million of investment securities and $1.8 million in purchases of premises and equipment, offset by the sale, maturity and/or calls of $50.4 million of investment securities, a decrease in loans of $14.3 million, and $2.3 million of proceeds from sales of foreclosed properties.

Net Cash from Financing Activities

During the nine-month period ended September 30, 2004, cash of $45.2 million was provided by financing activities consisting primarily of an increase in deposits of $51.8 million, and $569,000 of proceeds from the issuance of common stock, offset by the net repayment of FHLB advances of $5.9 million and the payment of dividends on common stock of $1.1 million.

During the nine-month period ended September 30, 2003, cash of $40.6 million was provided by financing activities consisting primarily of an increase in deposits of $34.4 million and the receipt of $15.0 million of net proceeds from FHLB advances, offset by the repurchase of $8.0 million of common stock and the payment of dividends on common stock of $1.1 million.

Borrowings

WestStar is a member of the Federal Home Loan Bank of Topeka (FHLB) and, as a regular part of its business, obtains both short and long-term advances from this FHLB. Advances are collateralized primarily by FHLB stock owned by WestStar and loans secured by certain mortgages or deeds of trust. As of September 30, 2004, the Company’s total borrowing capacity was $135.6 million of which $33.6 million of borrowings were outstanding ($10.8 million was short-term and $22.8 million was long-term) and $24.0 million in the form of stand-by irrevocable letters of credit issued by the FHLB were pledged as collateral for uninsured public fund deposits.

WestStar has established an unsecured, overnight federal funds line with Bankers’ Bank of the West that expires on August 31, 2005.  As of September 30, 2004, this authorized borrowing line totaled $38.2 million with no amounts outstanding.

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

On October 18, 2004, the Board declared a regular quarterly dividend of $0.07 per share payable on November 12, 2004 to Vail Banks’ shareholders of record on October 29, 2004.

Stock Repurchase Plan

At its meeting on January 19, 2004, the Company’s Board of Directors reauthorized the Company’s stock repurchase program that was originally approved in February 2001. Since inception of the program through September 30, 2004, the Company has repurchased 1,535,380 shares at an average price of $12.10 per share, or approximately $19 million.  The total amount of repurchases under the program, both previously completed and allowable up to January 2005, aggregate approximately $29 million.  During the first nine months of 2004, the Company did not repurchase any common shares.

Stock Options

On May 17, 2004, shareholders approved an amendment to the Amended and Restated Stock Incentive Plan, as amended (the Plan), to increase the number of shares of common stock reserved for issuance under the Plan from 1,000,000 shares to 1,250,000 shares and to provide that the new total number of shares will increase on January 1st of each year using a formula based on increases in the total number of shares outstanding.  The amendment also increased the number of shares reserved for the grant of incentive stock options from 500,000 shares to 625,000 shares.

Capital Resources

As of September 30, 2004, shareholders’ equity had increased $1.5 million, or 3%, to $59.4 million from $57.9 million as of December 31, 2003.  This increase is primarily related to the retention of earnings of $2.3 million, the issuance of common stock of $569,000, and stock compensation expense of $267,000, offset by an increase in other comprehensive loss of $491,000 and payment of common stock dividends of $1.1 million.

As of September 30, 2004 and 2003, the Company met all capital adequacy requirements to which it was subject.  As of September 30, 2004, the Company had Tier 1 and Total Risk-Based Capital ratios of 10.88% and 12.47%, respectively, and a Leverage ratio of 8.28%.  Regulatory guidelines permit the Company’s trust preferred securities to be included in the calculation of Tier 1, Total Risk-Based capital and the Leverage Ratio, subject to certain limitations.  As of September 30, 2003, the Company had Tier 1 and Total Risk-Based Capital ratios of 12.95% and 14.60%, respectively, and a Leverage ratio of 8.47%.

As of September 30, 2004 and 2003, WestStar met all capital adequacy requirements to which it was subject and exceeded the minimum ratios to be designated as “well-capitalized.”  As of September 30, 2004, WestStar had Tier 1 and Total Risk-Based Capital ratios of 10.63% and 11.50%, respectively, and a Leverage ratio of 8.11%.  As of September 30, 2003, WestStar had Tier 1 and Total Risk-Based Capital ratios of 13.39% and 14.25%, respectively, and a Leverage ratio of 8.74%.

Recent Accounting Pronouncements

The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

In November 2003, the Emerging Issues Task Force (EITF) published issue summary 03-1 (EITF 03-1), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-01 addressed an entity’s treatment of the impairment of securities when such impairment is considered other than temporary. The preliminary summary required disclosures only related to other than temporary impairment. In March 2004, the EITF continued its discussion and reached a consensus on the procedures for recognizing an impairment of securities considered other than temporarily impaired. The guidance in EITF 03-1 was intended to be effective for reporting periods beginning after June 15, 2004. However, in September 2004, the FASB issued FSP EITF 03-1-1, which deferred the effective date for the measurement and recognition provisions of EITF 03-1 until further implementation guidance could be established. Management does not believe the provision of this standard, as currently written, will have a material impact on the results of future operations.   For the quarter ended September 30, 2004, the Company has determined that it has the ability and intent to hold its investments classified as available for sale for a reasonable period of time sufficient for the fair value of the securities to recover.

Application of Accounting Principles to Loan Commitments

On March 9, 2004, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 105, Application of Accounting Principles to Loan Commitments. SAB No. 105 requires that when a company is recognizing and valuing a loan commitment at fair value, only differences between the guaranteed interest rate in the loan commitment and a market interest rate should be included. Any expected future cash flows related to the customer relationships or loan servicing should be excluded from the fair value measurement. The expected future cash flows that are excluded from the fair-value determination include anticipated fees for servicing the funded loan, late-payment charges, other ancillary fees, or other cash flows from servicing rights. The guidance in SAB No. 105 is effective for mortgage-loan commitments that are accounted for as derivatives and are entered into after March 31, 2004. The initial adoption of this standard did not have an impact on the financial condition or the results of operations of the Company. Management does not believe the provisions of this standard will have a material impact on the results of future operations.

Stock Based Compensation

At its meeting held on October 13, 2004, the FASB elected to defer, for public companies, the effective date of its proposed standard, Share-Based Payment, from fiscal years beginning after December 15, 2004, to periods beginning after June 15, 2005.  The new standard will apply to awards granted, modified or settled in cash on or after that date.  The proposed statement will amend FASB Statement No. 123, Accounting for Stock-Based Compensation.  Generally, this approach is similar to that of SFAS 123. However, the Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income for all awards that vest based on their fair values. Companies will be able to choose from one of three methods when transitioning to the new standard.  The FASB expects to issue a final standard by December 31, 2004.  The Company will wait until a final standard is issued to determine which transition method it will choose.  Accordingly, the Company has not yet evaluated the potential impact on its future financial condition or results of operations as a result of adopting this proposed standard.

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

The Company’s Asset/Liability Management Committee manages interest rate risk.  The principal objective of asset/liability management is to manage the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. To effectively measure and manage interest rate risk, the Company uses computer simulations that determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, investment securities, loans, deposits, and borrowings. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these computer simulations, interest rate risk is quantified and appropriate strategies are developed and implemented.  As of September 30, 2004, the Company has not used interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposures.

During the first three quarters of 2004, Vail Banks has experienced decreased liquidity due to investment in securities and increased loan demand, partially offset by the increase in deposits.  This decreased liquidity position decreased the asset sensitivity of the balance sheet and has made Vail Banks less sensitive to changes in interest rates at September 30, 2004 than at December 31, 2003.  Given the Company’s interest rate gap position at September 30, 2004, if rates fall, asset yields will decline faster than the cost of interest bearing liabilities, leading to a decline in the margin.  If rates rise, asset yields will increase faster than the cost of interest bearing liabilities, leading to an increase in the margin.  The extent of this decline or increase will depend on the degree to which deposit rates change relative to market rates.  Starting on June 30, 2004, the Federal Reserve raised the target Fed Funds rate three times, increasing it from 1.00% to 1.75%.

Item 4.      CONTROLS AND PROCEDURES

Company management, including the chief executive officer and president (principal executive officer) and the chief administrative officer (principal financial and accounting officer), supervised and participated in an evaluation of the Company’s disclosure controls and procedures (as defined in rules of the Securities and Exchange Commission) as of September 30, 2004.  Based on, and as of the date of, that evaluation, the Company’s chief executive officer and president and the chief administrative officer have concluded that the Company’s disclosure controls and procedures were effective in accumulating and communicating information to management, including the chief executive officer and president, and the chief administrative officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted under the Securities and Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II        OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

 The Company is a defendant in various legal proceedings arising in the normal course of business. The Company does not believe that the outcome of any such proceedings will have a material effect on its consolidated financial position, operations, or liquidity.

ITEM 6.     EXHIBITS

(a)	Exhibits

	10.9	Change in Control Severance Payment Agreement by and between Vail Banks, Inc. and Raymond E. Verlinde, dated August 18, 2004

	31.1	Certification by Gary S. Judd, Chief Executive Officer and President of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

VAIL BANKS, INC.
Date: November 15, 2004	/s/ Gary S. Judd Gary S. Judd Chief Executive Officer and President (Principal Executive Officer)

Date: November 15, 2004	/s/ Raymond E. Verlinde Raymond E. Verlinde Senior Executive Vice President and Chief Administrative Officer (Principal Financial and Accounting Officer)