Form 10-K
period 2004-12-31
VAIL BANKS INC
filed 2005-03-29
CIK 1035770

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

Name of each exchange on which registered: None

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

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: As of June 30, 2004, 5,326,330 shares of common stock, $1.00 par value, were issued and outstanding with an aggregate value of $37,836,471 held by non-affiliates (based on market value of $12.44 per share) (computed by reference to the price at which the common stock was sold.)

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of February 28, 2005, there were issued and outstanding 5,357,524 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 16, 2005, are incorporated by reference into Part III.

VAIL BANKS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

TABLE OF CONTENTS

PART I
ITEM 1. BUSINESS
General
Community Banking Philosophy
Key Strategies
Segment Information
Products and Services
Competition
Administration of WestStar
Technology
Associates
Supervision and Regulation
Executive Officers of Vail Banks
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information
Holders
Dividends
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
Critical Accounting Policies and Estimates
Certain Factors Affecting Forward-Looking Statements
Results of Operations
Financial Condition
Related Party Transactions
Liquidity and Interest Rate Sensitivity
Capital Resources
Recently Adopted Accounting Pronouncements
Recently Issued Accounting Pronouncements
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative Disclosures About Market Risk
Qualitative Disclosures About Market Risk
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PART I

ITEM 1. BUSINESS.

General

        Vail Banks, Inc. (Vail Banks) is a bank holding company headquartered in Avon, Colorado with consolidated assets of $634.6 million at December 31, 2004. The accompanying consolidated financial statements include the accounts of Vail Banks and its wholly-owned subsidiary, WestStar Bank. WestStar and Vail Banks own a combined 54.04% interest in Avon 56 Limited and 74.42% of Glenwood/Rose L.P. Both Avon 56 Limited and Glenwood/Rose L.P. are real estate partnerships. All entities are collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's two trusts that had been previously consolidated with the Company are now reported separately, in accordance with Financial Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (FIN 46R).

        WestStar is a Colorado state bank with 23 retail offices located primarily in the "Western Slope" and "Front Range" regions of Colorado. It was formed in 1977 as a community bank to serve the local residents and businesses of Vail. In 1993, Vail Banks was formed as a bank holding company for WestStar. Since that time, Vail Banks has grown through a combination of internal growth, de novo establishment of retail offices and external growth, including the acquisition of community banks. Vail Banks has maintained WestStar's position as an institution offering a relatively broad range of convenient banking services delivered with personalized customer service.

        The "Western Slope," includes Summit County (which includes the Breckenridge, Keystone and Copper Mountain ski resorts), Grand County (which includes the Winter Park ski resort), Eagle County (which includes the Vail and Beaver Creek ski resorts), Delta County, Garfield County, Pitkin County (which includes the Aspen and Snowmass ski resorts), Mesa County, Montrose County, and San Miguel County (which includes the ski resort of Telluride). The "Front Range" includes Denver and Estes Park. These areas of Colorado are home to a variety of commercial, recreational, entertainment, and cultural enterprises.

        The Western Slope has experienced growth in past years, primarily as a result of an expanding market for first and second homes, and summer and winter tourism. As the year-round population of this region has grown, local businesses have prospered by servicing this growth. Consequently, a large portion of Vail Banks' business is in construction lending and providing banking services for small-to-medium size businesses in its markets. To meet the growing needs of its customers and to prepare for future growth, Vail Banks has developed a strong infrastructure by expanding its computer technology and centralizing certain administrative, processing, accounting and other operational functions.

        Vail Banks' growth has been designed to maintain customer loyalty through continuity of operations and associates. Historically, shareholders of entities merged into Vail Banks, who are typically members of the local community, have elected to hold ownership stakes in Vail Banks after the merger. The additions of Bank of Telluride (founded in 1969), Western Colorado Bank (founded in 1950), Glenwood Independent Bank (founded in 1955) and United Valley Bank (founded in 1908) expanded Vail Banks' presence in the Western Slope and Front Range markets, as these were well-established community banks that had significant local sponsorship. Several directors of the Company, as well as both its Non-Executive Chairman and Vice Chairman, have been associated with WestStar for more than fifteen years.

        On August 1, 2004, First Western Mortgage Services, Inc. (First Western), a retail mortgage lending company, was merged into WestStar. The merger did not have an impact on the consolidated financial condition or results of operations of the Company as First Western was previously owned 100% by WestStar and was included in the consolidated financial statements of the Company.

        In 2003, the Company opened a new business office in the Tech Center area of Denver in order to expand its Denver and Front Range presence. Additionally, in 2004, the Company opened a new business office in the Stapleton area of Denver.

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

        Management is committed to investing in its communities. Executive officers and regional presidents live in the communities served by their retail offices, and Vail Banks encourages board members and Company associates to be actively involved in civic and public service activities in their communities.

Key Strategies

        Vail Banks intends to enhance and solidify its position as a major provider of banking services for individuals and small-to-medium size businesses on the Western Slope and the Front Range. The Company believes that it will grow in the future primarily through expansion of its existing market share and de novo establishment of retail offices. From December 1995 to December 2004, Vail Banks completed eight mergers and acquisitions and opened nine de novo offices.

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

        De Novo Establishment of Retail Offices.    Vail Banks intends to continue to expand by opening new retail offices. Management believes that initially establishing a small presence in growing communities positions Vail Banks to expand with the community, thereby fostering a local identity with existing businesses and consumers in these communities, as well as offering new customers an alternative to impersonal, institutional banks. Additionally, management has committed to establishing additional banking locations to expand its presence in the Front Range and Grand Junction markets. Such offices will be opened as market opportunities and availability of banking talent dictate.

        Mergers and Acquisitions.    Vail Banks' merger and acquisition strategy will be a secondary approach for growth opportunities. In assessing future mergers, Vail Banks will focus primarily on credit quality, financial performance, market share, management, location, community demographics, strength of the local economy, potential merger synergies and the terms of the transaction. Management believes that merging with established banks and then methodically integrating their operations into Vail Banks allows the Company to offer its relatively broad range of products and services while maintaining the merged bank's reputation and community ties. Vail Banks' strategy is to streamline operations judiciously to optimize the balance between cost savings and minimizing the interruption of community-based services of the acquired bank.

Segment Information

        Segment information is presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information. This standard is based on a management approach that requires segmentation based on the Company's internal organization and internal monitoring of operations. During 2004, 2003 and 2002, the Company had two reportable segments, banking and mortgage origination. The banking segment's principal source of income is the net spread between the interest earned on loans and investment securities and the interest cost associated with the deposits and borrowings used to finance such loans and investments. The mortgage origination segment originates mortgage loans and sells them to investors in the secondary market. Its principal source of income is the origination and processing fees. These two segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and accordingly, requires different technology and marketing strategies.

        Information about reportable segments and reconciliation of such information to the consolidated financial statements as of, and for the years ended, December 31, 2004, 2003, and 2002 is contained in "Notes to Consolidated Financial Statements—Note 24" contained in Item 15 of this Annual Report on Form 10-K. The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in "Notes to Consolidated Financial Statements—Note 1" contained in Item 15 of this Annual Report on Form 10-K. Management evaluates the performance of each segment based on profit or loss from operations. Certain administrative costs, however, are borne by the banking segment and are not allocated to the mortgage origination segment. Accordingly, the information presented is not necessarily indicative of the segments' financial condition and results of operations had each been operating as independent entities.

        Parent company financial information is deemed to represent an overhead function rather than an operating segment. Also included in this category are expenses related to the guaranteed preferred beneficial interests in Vail Banks' subordinated debentures (trust preferred securities).

Products and Services

        WestStar serves the banking needs of its business and consumer customers by providing a relatively broad range of commercial and consumer banking products and services in all of its communities. These products and services include short-term and medium-term loans, revolving credit facilities, accounts receivable financing, equipment financing, short-term commercial mortgage lending and mortgage broker services, installment loans, home equity loans, home improvement loans, short-term loans for the purchase or refinancing of principal residences or second homes, personal banking through internet and telephone access, safe deposit box services and various savings accounts, money market accounts, time certificates of deposit and checking accounts, automated teller machines, depository services, corporate cash management services and repurchase agreements. WestStar also originates mortgage loans and sells them to investors in the secondary market.

        Lending.    WestStar offers loans for business and consumer purposes and focuses its lending activities on individuals and small-to-medium size businesses. Lending activities are funded primarily from deposits gathered in the local communities. Loan products are concentrated in relatively short-term, variable rate loans, with 37% of the loans at December 31, 2004 having remaining terms of less than one year. Collateral for loans is concentrated in real estate and operating business assets. WestStar also offers an array of residential mortgage products.

        Deposits.    WestStar offers a relatively broad range of depository products including checking, savings and money market accounts, and certificates of deposit. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to statutory limits. Within ranges set by policies determined by WestStar's executive management, regional presidents have local authority to determine the type, mix and pricing of the depository products offered to best compete in a retail office's particular marketplace. Additionally, because many of WestStar's markets are located in resort areas, deposits tend to trend upward during the ski season. However, increases in deposits in non-resort markets have reduced the overall impact of such seasonality.

        Other Services.    WestStar offers its customers the flexibility of monitoring their loan and deposit account activity and conducting some banking transactions, including on-line bill pay and the receipt of electronic statements 24 hours a day from their homes or businesses via www.weststarbank.com on the internet. Additionally, telephone access allows customers to receive current account balances, deposit status, checks paid, withdrawals made, loan status, loan amounts due and other specifics relating to services provided by WestStar.

        As of February 28, 2005, WestStar had 19 automated teller machines, 15 that were located at WestStar's retail offices and 4 at other locations.

Competition

        The banking business is highly competitive and the profitability of WestStar depends principally upon its ability to compete in its markets. WestStar's banking segment competes with other banks, savings institutions, credit unions, finance companies, brokerage and investment banking firms, insurance companies, asset-based lenders and certain other nonfinancial institutions, including retail stores that offer credit programs and governmental organizations that offer financing programs. WestStar's mortgage segment competes with both retail and internet mortgage brokers. Many competitors of WestStar have greater financial resources, greater name recognition and more offices than WestStar. Some of these entities and institutions are not subject to the same regulatory restrictions as WestStar. WestStar believes it has been able to compete effectively with its competitors by emphasizing customer service, technology and local decision-making, by establishing long-term customer relationships and building customer loyalty, and by providing products and services designed to address the specific needs of its customers.

        The factors affecting competition include banking and financial services provided, customer service and responsiveness, customer convenience and office location. Vail Banks believes that WestStar will continue to compete successfully in the communities in which it operates and that its competitive strengths include its reputation for developing and retaining banking relationships, responsiveness to customer needs and individualized customer service, and skilled, resourceful associates. Vail Banks believes that large, institutional banks cannot or are unwilling to offer a high level of individualized customer service, and that WestStar's customers and potential customers choose to bank with WestStar to take advantage of this attention while also receiving products and services at competitive prices. Vail Banks further believes that the community commitment and involvement of its associates and its commitment to providing quality financial services are factors that should allow it to continue to maintain and improve its competitive position.

Administration of WestStar

        The retail offices are customer-focused. Regional presidents operate with significant customer service-oriented local autonomy within policies established by WestStar's Board of Directors in providing financial services, making lending decisions, selling products and presenting a favorable impression of WestStar to the community in order to attract new customers and retain existing ones.

        Administrative services, oversight and support to the retail offices, including data processing, accounting services, investments, credit policy formulation, loan administration, a customer service center, internet banking support, other customer service assistance, and audit and compliance review are centralized at the Vail Banks' administrative center in Gypsum.

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

Technology

        Vail Banks' use of advanced technology enables it to offer customers fast, efficient services and connects all of WestStar's associates with on-line access to information concerning all customer account data. Additionally, advanced hardware and software have been installed that allow images to be taken of all items (checks, deposit tickets and payments). Once processed, the images are simultaneously associated with the appropriate customer's account, where they are stored and retrieved to be printed with customer statements or delivered to the customer in the form of an electronic statement. An imaging system also allows, via a data network, instant access at all retail offices to loan files, customer signature cards and other data that was previously available only at the administrative center or the originating retail office. Vail Banks believes that its technology platform is among the most advanced for banks of its size in Colorado and provides it with the resources to continue to offer leading-edge services to customers.

Associates

        As of February 28, 2005, the Company employed 245 persons, 238 on a full-time basis and 7 on a part-time basis. The Company is not a party to any collective bargaining agreement, and believes that its employee relations are good.

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

        Although the activities of bank holding companies have traditionally been limited to the business of banking and activities closely related or incidental to banking, the Gramm-Leach-Bliley Act (the GLB Act) relaxed the previous limitations, permitting bank holding companies to engage in a broader range of financial activities. Specifically, bank holding companies may now elect to become financial holding companies that may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Among the activities that are deemed "financial in nature" are:

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

        Vail Banks has no immediate plans to become a financial holding company.

        The Sarbanes-Oxley Act of 2002 was adopted to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to securities laws. The Sarbanes Oxley Act includes additional disclosure requirements and new corporate governance rules, requires the Securities and Exchange Commission (SEC) and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between the board of directors and committees. The SEC extended the compliance deadline for non-accelerated filers to the first fiscal year ending on or after July 15, 2006. This is a one-year extension from the previously established July 15, 2005, compliance date for non-accelerated filers.

        On October 28, 2004, President Bush signed into law the Check Clearing for the 21st Century Act (Check 21). Check 21 is intended to improve the efficiency and security of the nation's payment system. Financial institutions will have the option of processing images of checks rather than transporting the original check. WestStar Bank has been utilizing check images for years and is currently evaluating and making recommendations for the implementation of Check 21.

        Vail Banks must also register with the Colorado Division of Banking (CDB) and file periodic information with the CDB. As part of such registration, the CDB requires information with respect to, among other matters, the financial condition, operations, management and intercompany relationships of Vail Banks and its subsidiary. The CDB may also require such other information as is necessary to ascertain whether the provisions of Colorado law and the regulations and orders issued thereunder by the CDB have been complied with, and the CDB may examine Vail Banks and its subsidiary.

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

        Under the regulations of the CDB and the Federal Reserve, approval of the regulators will be required if the total of all dividends declared by WestStar in any calendar year exceed the total of its net profits of that year combined with its retained net profits of the preceding two years, less any required transfers to surplus or fund for the retirement of any preferred stock.

        The payment of dividends by Vail Banks and WestStar may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. Capital adequacy considerations could further limit the availability of dividends. Due to the volume of dividends paid relative to earnings in earlier years, any dividend payments from WestStar to Vail Banks currently require prior regulatory approval. Management believes that approval will be granted as long as WestStar maintains its well-capitalized regulatory status.

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

        Capital Adequacy.    The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of total capital (as defined) to risk-weighted assets of 8%; (2) a minimum Tier 1 capital (as defined below) to risk-weighted assets of 4%; and (3) a minimum shareholders' equity to risk-weighted assets of 4%. In addition, the Federal Reserve and the FDIC have established a minimum 4% leverage ratio (Tier 1 capital to average assets) for all but the most highly rated banks and bank holding companies. "Tier 1 capital" generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock, less certain intangibles. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The FDIC's and the Federal Reserve's capital adequacy standards also provide for the consideration of interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain greater capital for the risk.

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

        The FDIC and the Federal Reserve regulations requiring implementation of "prompt corrective action" place financial institutions in the following five categories based on capitalization ratios (1) a "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage ratio of at least 5%; (2) an "adequately capitalized" institution has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a leverage ratio of at least 4%; (3) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier 1 risk-based capital ratio of under 4% or a leverage ratio of under 4%; (4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier 1 risk-based capital ratio of under 3% or a leverage ratio of under 3%; and (5) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories are prohibited from declaring dividends or making capital distributions without regulatory approval. The Federal Reserve regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital.

        Under the Federal Reserve's regulations, both Vail Banks and WestStar met all capital adequacy requirements to which they were subject at December 31, 2004. Vail Banks had Tier 1 and total risk-based capital ratios of 10.37% and 12.05%, respectively, and a leverage ratio of 8.01%. WestStar was deemed to be "well capitalized" with Tier 1 and total risk-based capital ratios of 10.28% and 11.14%, respectively, and a leverage ratio of 7.93%. For further information, see "Notes to Consolidated Financial Statements—Note 19" contained in Item 15 of this Annual Report on Form 10-K.

        Loans.    Inter-agency guidelines adopted by federal bank regulators mandate that financial institutions establish real estate lending policies with maximum allowable real estate loan-to-value limits, subject to an allowable amount of non-conforming loans as a percentage of capital. WestStar adopted the federal guidelines as its maximum allowable limits; however, policy exceptions are permitted, with justification, for real estate loan customers.

        Transactions with Affiliates.    Under federal law, all transactions between and among Federal Reserve member banks and its affiliates, which include holding companies, are subject to Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder. Generally, these requirements limit these transactions to a percentage of the bank's capital and require all of them to be on terms at least as favorable to the bank as transactions with non-affiliates. In addition, a bank may not lend to any affiliate engaged in non-banking activities not permissible for a bank holding company or acquire shares of any affiliate that is not a subsidiary. The Federal Reserve may impose additional restrictions on transactions with affiliates if necessary to protect the safety and soundness of a bank. The regulations also set forth various reporting requirements relating to transactions with affiliates.

        Financial Privacy.    In accordance with the GLB Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

        Anti-Money Laundering Initiatives and the USA Patriot Act.    A major focus of governmental policy on financial institutions in recent years has been aimed at combating terrorist financing. This has generally been accomplished by amending existing anti-money laundering laws and regulations. The USA Patriot Act of 2001 (the USA Patriot Act) imposed significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of implementing regulations that apply the requirements of the USA Patriot Act to the Company. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution. Compliance with the USA Patriot Act requires WestStar to engage in additional record keeping and reporting, to obtain identification of account owners and to restrict or prohibit certain correspondent accounts.

Executive Officers and Non-Executive Chairman of Vail Banks

        Certain information regarding the executive officers and Non-Executive Chairman of the Company is set forth in the following table and paragraphs.

Name	Age	Position
E.B. Chester, Jr.	62	Non-Executive Chairman of the Board
Lisa M. Dillon	51	Vice Chairman of the Board
Gary S. Judd	64	President and Chief Executive Officer
Raymond E. Verlinde	42	Principal Financial and Accounting Officer Senior Executive Vice President and Chief Administrative Officer of WestStar Bank
Dan E. Godec	49	President and Chief Executive Officer of WestStar Bank
Paul M. Ferguson	51	Senior Executive Vice President and Chief Credit Officer

        Mr. Chester has served as Chairman of the Board of Directors of Vail Banks since 1993 and the Chairman of the Board of Directors of WestStar since 1989. From May 2003 to January 2004, Mr. Chester served as Interim Chief Executive Officer of the Company. Mr. Chester became the Non-Executive Chairman in December 2004.

        Ms. Dillon has served as Vice Chairman of Vail Banks since July 2000. Ms. Dillon began working with WestStar in 1979, served as President of Vail Banks from 1993 until January 2004, President of WestStar from 1989 to 1999 and has served as a director of WestStar since 1989.

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

        Mr. Verlinde has served as the Senior Executive Vice President and Chief Administrative Officer of WestStar Bank since August of 2004. Mr. Verlinde has also been the acting Principal Financial and Accounting Officer for Vail Banks since August 2004. Mr. Verlinde initially joined WestStar Bank in March 2002 as the Executive Vice President, Director of Internal Auditing and Compliance. Mr. Verlinde left WestStar Bank in August 2003 to join Fidelity Investments as Vice President of Internal Audit. Mr. Verlinde also spent 6 years with KPMG and 11 years with Bank One in management positions.

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

        Mr. Ferguson joined WestStar Bank as Chief Credit Officer in July of 2001. He previously served as President and Chief Executive Officer of Pemi-National Bank in New Hampshire. Mr. Ferguson has over twenty years experience in commercial lending.

ITEM 2. PROPERTIES.

        As of March 5, 2005, Vail Banks had 23 operating offices and an administrative center. Of these 24 properties, 11 were leased and 13 were owned. Vail Banks is in the design phase for a new retail office in Fruita and plans to open an additional office located in Southwest Denver in 2005. Vail Banks completed significant remodeling of its retail offices in Avon and Norwood in 2004 and plans to remodel Vail and Estes Park in 2005. Additionally, Vail Banks completed construction of its Glenwood Springs building in 2004. None of the properties owned by Vail Banks are encumbered. The aggregate annual lease payments for properties in 2004 were $1.4 million. Leases for the facilities expire at various periods through 2011 with options to renew through 2028. Vail Banks considers its properties adequate for its current needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to security holders during the fourth quarter of fiscal year 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

        Vail Banks' common stock trades on The NASDAQ Stock Market under the symbol "VAIL." The following table sets forth, for the periods indicated, the high and low bid prices of the common stock on The NASDAQ Stock Market.

	Year Ended December 31, 2004		Year Ended December 31, 2003
	High	Low	High	Low
First Quarter	$13.59	$11.94	$12.40	$11.32
Second Quarter	12.89	12.35	13.60	11.90
Third Quarter	14.00	12.40	14.84	13.51
Fourth Quarter	13.53	12.70	14.92	11.63

Holders

        As of February 11, 2005, there were 104 record holders of the common stock. Investors who beneficially own common stock that is held in street name by brokerage firms or similar holders are not included in this number. Vail Banks believes there are approximately 2,000 beneficial holders of its common stock.

Dividends

        Cash dividends paid per share were as follows:

	2004	2003
First Quarter	$0.07	$0.06
Second Quarter	0.07	0.06
Third Quarter	0.07	0.07
Fourth Quarter	0.07	0.07

        Additionally, a cash dividend of $0.07 per share was declared on January 17, 2005 and paid on February 11, 2005 to shareholders of record on January 28, 2005.

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

	2004	2003	2002	2001	2000
	(dollars in thousands, except for share data)
EARNINGS(1)
Net interest income	$22,769	$21,498	$25,408	$28,835	$27,553
Provision for loan losses	704	578	382	800	1,047
Non-interest income	10,203	11,142	12,024	11,397	8,095
Non-interest expense	27,801	31,038	28,440	29,006	26,225
Net income	2,956	714	5,613	6,103	4,956
PER SHARE DATA(1)
Basic earnings	$0.58	$0.14	$0.99	$1.02	$0.80
Diluted earnings	0.55	0.13	0.95	1.00	0.79
Book value per common share at year end	11.25	10.95	11.64	11.03	10.29
Tangible book value per common share at year end	4.46	3.96	5.23	4.62	4.32
Closing market price	13.18	11.94	12.00	10.90	10.38
AT YEAR END
Total assets	$634,595	$575,610	$554,263	$555,331	$563,271
Earning assets	539,983	476,864	452,943	454,076	457,970
Loans	406,353	311,774	331,003	391,725	427,136
Allowance for loan losses	3,895	3,503	3,747	4,375	4,440
Non-interest bearing deposits	120,127	101,305	97,383	103,730	99,609
Total deposits	500,444	448,515	428,698	442,350	482,002
Shareholders' equity	59,902	57,859	66,772	63,456	66,430
Shares outstanding	5,326,504	5,283,264	5,734,303	5,754,152	6,456,400
AVERAGE BALANCES
Total assets	$604,921	$589,664	$561,496	$559,570	$517,250
Earning assets	511,793	494,134	465,750	460,807	420,421
Loans	350,535	324,086	356,703	410,613	385,672
Non-interest bearing deposits	103,008	94,512	98,122	98,439	89,458
Total deposits	478,490	456,810	439,884	465,194	419,955
Shareholders' equity	58,736	62,457	65,150	63,865	62,268
Weighted average common shares outstanding—Basic	5,060,627	5,220,221	5,651,737	5,965,374	6,205,669
Weighted average common shares outstanding—Diluted	5,417,562	5,617,720	5,914,891	6,111,103	6,290,461
PERFORMANCE(1)
Return on assets	0.49%	0.12%	1.00%	1.09%	0.96%
Return on equity	5.03	1.14	8.62	9.56	7.96
Dividend payout ratio	51	200	23	18	15
Cash dividends paid per share	$0.28	$0.26	$0.22	$0.18	$0.12
Net interest margin(2)	4.55%	4.46%	5.49%	6.30%	6.59%
Efficiency ratio	84	95	76	72	74
Loan to deposit ratio (at year end)	81	70	77	89	89
ASSET QUALITY (at year end)
Net charge-offs to average loans	0.09%	0.25%	0.28%	0.21%	0.10%
Allowance for loan losses to loans	0.96	1.12	1.13	1.12	1.04
Allowance for loan losses to non-performing loans(3)	1,657.45	200.52	100.35	214.25	263.50
Non-performing assets to loan-related assets(4)(5)	0.25	0.68	1.20	0.58	0.42
Risk assets to loan-related assets(5)(6)	0.25	0.73	1.20	0.73	0.42
CAPITAL (at year end)
Equity to assets	9.44%	10.05%	12.05%	11.43%	11.79%
Tangible equity to assets	3.75	3.63	5.41	4.79	4.96
Leverage ratio(7)	8.01	7.45	10.27	9.43	5.45
Tier 1 risk based capital Ratio(7)	10.37	11.50	14.15	11.73	7.14
Total risk based capital Ratio(7)	12.05	13.72	15.61	13.41	8.25

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

(7)
For further information, see "Notes to Consolidated Financial Statements—Note 19" contained in Item 15 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

        The following section presents management's review of the financial condition and operating results of Vail Banks, Inc. and its subsidiary, WestStar Bank, (collectively Vail Banks or the Company). It is intended to assist readers in evaluating Vail Banks' performance. Certain reclassifications have been made to previous periods' information to conform to the 2004 presentation. The following analysis should be read in conjunction with the Consolidated Financial Statements and accompanying notes as well as the selected financial information included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated balance sheet and the reported amounts of revenues and expenses during the reporting period. The Securities and Exchange Commission has defined a company's most critical accounting policies as those that are most important to the portrayal of its financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on these criteria, management has identified the following critical accounting policies and judgments. Although management believes its estimates and assumptions are reasonable, they are based upon information available when they are made. Actual results may differ significantly from these estimates under different assumptions or conditions.

  Allowance for Loan Losses

        The allowance for loan losses calculation process has two components. The first component represents the allowance for impaired loans computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114 Component), as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures an amendment of FASB Statement No. 114. To determine the SFAS 114 Component, collateral dependent impaired loans are evaluated using internal analyses as well as third-party information, such as appraisals. If an impaired loan is unsecured, it is evaluated using a discounted cash flow of the payments expected over the life of the loan giving consideration to currently existing factors that would impact the amount or timing of the cash flows. The second component is the allowance calculated under SFAS No. 5, Accounting for Contingencies (SFAS 5 Component), and represents the estimated probable but undetected losses inherent within the portfolio due to uncertainties in economic conditions, delays in obtaining information about a borrower's financial condition, delinquent loans that have not been determined to be impaired, trends in speculative construction real estate lending, results of internal and external loan reviews, and other factors. This component of the allowance is calculated by assigning a certain risk weighting, within a predetermined range, to each identified risk factor. Management has an internal goal to maintain the allowance for loan losses between 0.75% and 1.50% of average gross loans. The recorded allowance is the aggregate of the SFAS 114 and SFAS 5 components.

        At December 31, 2004, the Company had a $3.9 million allowance for loan losses. Management believes that this allowance is adequate to cover probable losses based on all currently available evidence. Future additions to the allowance may be required based on management's continuing evaluation of the inherent risks in the portfolio. Additional provisions for loan losses may need to be recorded if the economy declines, asset quality deteriorates, or historical loss experience changes. Also, state or federal regulators, when reviewing Vail Banks' loan portfolio in the future, may require Vail Banks to increase the allowance. Any increase in the allowance would adversely affect Vail Banks' earnings. An analysis of the allowance for loan losses as well as its allocation among certain categories of the loan portfolio can be found in the "Financial Condition" section of this "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  Accounting for Goodwill and Other Intangible Assets

        In assessing the recoverability of goodwill and other intangible assets, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and related assumptions change in the future, management may be required to record impairment charges not previously recorded. On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. This statement requires the Company to assess goodwill and intangible assets for impairment at least annually, using a two-step process that begins with an estimation of the fair value of the reporting unit. The first step is a screen for impairment, and the second step measures the amount of any impairment.

        The Company performed its annual goodwill impairment test during the fourth quarter of 2004 and determined that the goodwill was not impaired. The Company also performed an annual impairment test of other intangible assets, comprised of core deposit premium, for the fourth quarter of 2004 and determined that the other intangible assets were not impaired.

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

Financial Overview

        Net income was $3.0 million in 2004, an increase of approximately $2.3 million from the $714,000 earned in 2003. The growth was primarily due to a reduction in non-interest expenses of $3.2 million, or 10%, from $31.0 million in 2003 to $27.8 million in 2004, and a $1.7 million gain, pre-tax, on the sale of the Company's Vail bank building. These increases were partially offset by a $1.8 million decrease in mortgage-broker fee income. These results are not necessarily indicative of the results that may be expected for future years. Without the gain on sale of the building, net income for the year ended December 31, 2004 would have been $1.9 million.

        In 2003, the Company had a $4.9 million, or 87%, decrease in net income from $5.6 million in 2002 to $714,000. This decrease was primarily due to reduced loan volumes and falling interest rates, leading to a decrease in the net interest margin to 4.46% from 5.49% in 2002, and an increase in non-interest expense of $2.6 million, or 9%, to $31.0 million from $28.4 million in 2002. Also contributing to the decrease in net income was a $1.6 million write-off of premises and equipment.

        The return on average assets was 0.49% for the year ended December 31, 2004 compared to 0.12% for the year ended December 31, 2003 and 1.00% for the year ended December 31, 2002.

        The return on average equity was 5.03% for the year ended December 31, 2004 compared to 1.14% for the year ended December 31, 2003 and 8.62% for the year ended December 31, 2002.

        Assets increased by $59.0 million, or 10%, to $634.6 million during 2004. This increase was primarily due to growth in loans and investment securities of $121.8 million offset by a decrease in cash equivalents of $65.3 million. Assets increased by $21.3 million, or 4%, to $575.6 million during 2003. This increase was primarily due to an increase in cash, cash equivalents and investment securities of $47.2 million, offset by a decrease in loans held for sale generated by First Western of $7.4 million and a decrease in gross loans of $19.2 million.

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

  Average Balance Sheet and Net Interest Income Analysis

	2004			2003			2002
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(in thousands on a fully taxable equivalent (FTE) basis)
ASSETS
Federal funds sold and other short-term investments	$32,010	$335	1.05%	$68,244	$690	1.01%	$36,430	$578	1.59%
Investment securities
Taxable	101,157	2,710	2.68	71,987	2,222	3.09	57,104	2,882	5.05
Tax-exempt(1)	24,337	1,828	7.51	22,485	1,717	7.64	8,453	497	5.88
Investment in Trust I and Trust II	743	76	10.23	—	—	—	—	—	—
Loans(2)(3)	353,546	26,585	7.52	331,418	26,098	7.87	363,763	30,153	8.29

TOTAL EARNING ASSETS	511,793	31,534	6.16	494,134	30,727	6.22	465,750	34,110	7.32
Non-earning assets	93,128			95,530			95,746

TOTAL ASSETS	$604,921			$589,664			$561,496

LIABILITIES
Interest bearing deposits
Interest bearing transaction accounts	$253,484	$1,719	0.68%	$225,623	$1,390	0.62%	$231,690	$1,620	0.70%
Certificates of deposit	121,998	2,533	2.08	136,675	3,254	2.38	110,072	3,450	3.13

TOTAL INTEREST BEARING DEPOSITS	375,482	4,252	1.13	362,298	4,644	1.28	341,762	5,070	1.48
Securities sold under agreements to repurchase	1,522	24	1.58	167	1	0.42	—	—	—
Short-term borrowings	11,310	425	3.76	11,168	373	3.34	9,843	246	2.50
Long-term borrowings	24,640	1,011	4.10	30,715	1,229	4.00	18,313	758	4.14
Trust preferred	—	—	—	24,000	2,447	10.19	24,000	2,447	10.19
Subordinated notes to Trust I and Trust II	24,743	2,523	10.20

TOTAL INTEREST BEARING LIABILITIES	437,697	8,235	1.88	428,348	8,694	2.03	393,918	8,521	2.16
Non-interest bearing demand deposits	103,008			94,512			98,122
Other liabilities and minority interest	5,480			4,347			4,306

TOTAL LIABILITIES	546,185			527,207			496,346
SHAREHOLDERS' EQUITY	58,736			62,457			65,150

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$604,921			$589,664			$561,496

TOTAL DEPOSITS	$478,490	$4,252	0.89%	$456,810	$4,644	1.02%	$439,884	$5,070	1.15%

FTE NET INTEREST INCOME / MARGIN(4)		$23,299	4.55%		$22,033	4.46%		$25,589	5.49%

(1)
Tax exempt securities have been adjusted to an FTE basis using a marginal tax rate of 37.1% in 2004, 37.0% in 2003, and 36.5% in 2002.

(2)
Loans are presented net of unearned income and include nonaccrual loans and loans held for sale.

(3)
Interest income on loans includes loan fees of $3.6 million, $2.6 million, and $3.3 million in 2004, 2003, and 2002 respectively.

(4)
FTE margin has been computed by dividing FTE net interest income by total earning assets.

        The amount of net interest income is affected by changes in the volume and mix of earning assets and interest bearing liabilities and the interest yields and rates on those assets and liabilities. An analysis of how changes in volume and yields and rates affected net interest income for the years ended December 31, 2004, 2003 and 2002 is presented below.

  Analysis of Changes in Net Interest Income*

	2004 over 2003			2003 over 2002
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
	(in thousands)
Interest Income
Federal funds sold and other short-term investments	$(366)	11	(355)	$504	$(392)	$112
Investment securities
Taxable	900	(412)	488	751	(1,411)	(660)
Tax exempt	141	(30)	111	825	395	1,220
Loans	1,743	(1,256)	487	(2,681)	(1,374)	(4,055)
Investment in Trust I and Trust II	—	76	76

Total interest income	2,418	(1,611)	807	(601)	(2,782)	(3,383)

Interest Expense
Interest bearing transaction accounts	172	157	329	(42)	(188)	(230)
Certificates of deposit	(349)	(372)	(721)	834	(1,030)	(196)
Securities sold under agreements to repurchase	8	15	23	—	1	1
Short-term borrowings	5	47	52	33	94	127
Long-term borrowings	(243)	25	(218)	513	(42)	471
Trust preferred	(2,447)	—	(2,447)	—	—	—
Subordinated notes to Trust I and Trust II	—	2,523	2,523

Total interest expense	(2,854)	2,395	(459)	1,338	(1,165)	173

Change in net interest income FTE	$5,072	(3,806)	1,266	$(1,939)	$(1,617)	$(3,556)

*
Fully taxable equivalent (FTE).

Notes:
The change in interest that cannot be attributed to only a change in rate or a change in volume, but instead represents a combination of the two factors, has been allocated to the rate variance.

        FTE net interest income increased by $1.3 million or 6% to $23.3 million for the year ended December 31, 2004 from $22.0 million for the year ended December 31, 2003. The net interest margin on an FTE basis was 4.55% for 2004 as compared to 4.46% for 2003. Net interest margin is influenced by the level and relative mix of earning assets, interest bearing liabilities, and non-interest bearing liabilities as well as the cost of interest bearing liabilities as compared to the yield on earning assets. The increase in net interest margin during 2004 was primarily due to a $22.1 million increase in average loan volumes since December 31, 2003 as a result of a strong economy and an internal focus on growing our loan portfolio. The Company's average yield on loans dropped 35 basis points to 7.52% during 2004 from 7.87% during 2003, due to competitive market pressures, despite increases made by the Federal Reserve. However, the increase in loan volume surpassed the decrease in average yields, to contribute $487,000 to the $1.3 million increase in net interest income. As a result of the adoption of FIN 46R in January 2004, Trust I and Trust II are no longer consolidated into the Company's financial results. Accordingly, the 2002 and 2003 financial statements include the $24.0 million of trust preferred securities and $2.4 million of related interest expense. For 2004, the financial statements include the Company's $743,000 investment in the trusts, the $24.7 million of subordinated debentures issued by the Company to the trusts, and the $2.5 million of related interest expense.

        FTE interest income increased $807,000 or 3% for 2004 as compared to 2003 primarily due to an increase in loan volume and taxable investment securities volume. Loans had a yield of 7.52% during 2004 compared to 7.87% during 2003. During 2004, average loans increased to 69% of total earning assets as compared to 67% during 2003. Similarly, the average taxable investment securities increased to 20% of total earning assets as compared to 15% during 2003. As a result of these changes, the total yield on average earning assets decreased 6 basis points to 6.16% for 2004, as compared to 6.22% for 2003.

        Interest expense decreased $459,000, or 5% for 2004 as compared to 2003 primarily due to a decrease in the average rate on interest bearing deposits, which decreased 15 basis points to 1.13% for 2004, as compared to 1.28% for 2003. This caused a decline in interest expense of $392,000. The average balance in interest bearing deposits increased $13.2 million in 2004 to $375.5 million, compared to $362.3 million in 2003. Long-term borrowings decreased in volume contributing to a decline in interest expense despite the 10 basis point increase in average yield. The average balance in long-term borrowings decreased $6.1 million in 2004 to $24.6 million, compared to $30.7 million in 2003.

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

        FTE interest income decreased $3.4 million, or 10% for 2003 as compared to 2002 despite the fact that earning assets increased $28.4 million or 6% during the same period. During 2003, the mix of earning assets continued to shift away from loans and toward lower yielding investment securities and federal funds sold. Loans had a yield of 7.87% during 2003 as compared to the 4.17% yield on investment securities and 1.01% yield on federal funds sold. During 2003, average loans declined to 67% of earning assets as compared to 78% during 2002. As a result of this shift, the total yield on average earnings assets decreased 110 basis points to 6.22% for 2003, as compared to 7.32% for 2002.

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

        The provision for loan losses was $704,000 in 2004, compared to $578,000 in 2003 and $382,000 in 2002. The allowance for loan losses of $3.9 million as of December 31, 2004 increased 11% from $3.5 million as of December 31, 2003 and represents 0.96% of total loans and 1,657% of non-performing loans as of December 31, 2004 as compared to 1.12% and 201%, respectively, at December 31, 2003. The Company believes that the current allowance for loan losses is adequate to absorb probable losses. During 2004, average loans increased $22.1 million, or 7%, and non-performing loans decreased $1.5 million, or 87%. Net charge-offs during 2004 were $312,000, compared to $822,000 during 2003. Overall, the allowance for loan losses increased $392,000 during 2004 compared to a net decrease of $244,000 during 2003 and a net decrease of $628,000 in 2002.

Non-Interest Income

        The following table sets forth Vail Banks' non-interest income for the years indicated.

	2004	2003	2002
	(in thousands)
Mortgage broker fees	$3,146	$4,936	$4,943
Service charges on deposits	2,783	3,080	3,495
Gain on sale of premises and equipment	1,769	—	—
Other fee income	1,136	1,164	1,812
Rental income	812	907	993
Gain on sale of foreclosed properties	130	540	138
Other	427	515	643

Total non-interest income	$10,203	$11,142	$12,024

        Non-interest income decreased $939,000, or 8%, to $10.2 million in 2004 from $11.1 million in 2003. This decrease was primarily due to a decrease in mortgage broker fee income as refinancing activity slowed during 2004. Service charges on deposits decreased $297,000, or 10%, primarily due to a decline in the number of insufficient funds charges. Rental income declined during 2004 due to the sale of the Vail building and vacancies in rental properties owned by the Company. The gain on sale of foreclosed properties declined due to a decline in the number of foreclosed properties. These decreases were partially offset by the $1.7 million gain on the sale of the Vail bank building.

        Non-interest income decreased $882,000, or 7%, to $11.1 million in 2003 from $12.0 million in 2002. This decrease was primarily due to a decrease in other fee income and service charges on deposits. Other fee income decreased $648,000, or 36%, from 2002 primarily due to the outsourcing of the Company's merchant card program. During 2003, service charges on deposits decreased $415,000, or 12% due primarily to a decline in the number of insufficient funds charges. Rental income decreased during 2003 due to several tenant vacancies in rental properties owned by the Company.

Non-Interest Expense

        The following table sets forth Vail Banks' non-interest expense for the years indicated.

	2004	2003	2002
	(in thousands)
Salaries and employee benefits	$16,484	$17,593	$16,776
Occupancy	3,741	3,820	3,224
Furniture and equipment	2,439	2,768	2,871
Professional fees	985	774	1,079
Marketing and promotions	752	561	481
Banking service fees	657	659	639
Retail banking	476	481	875
Telephone and data communications	415	633	613
Loss on sale of securities	311	—	—
Supplies and printing	289	313	342
Postage and freight	209	221	270
Litigation settlement	76	150	—
Amortization of intangible assets	40	617	74
Loss on sale, disposal or write-off of premises and equipment	—	1,578	121
Other	927	870	1,075

Total non-interest expense	$27,801	$31,038	$28,440

        Total non-interest expense decreased $3.2 million during 2004, or 10%, from $31.0 million in 2003 to $27.8 million in 2004. The decrease is primarily due to the write-off of premises and equipment, which was $0 in 2004 compared to $1.6 million in 2003, and decreases in salaries and employee benefits and amortization expense on intangible assets. These decreases were partially offset by an increase in marketing and promotion costs primarily due to the opening of new offices and an increased focus on deposit and loan growth.

        Total non-interest expense increased $2.6 million during 2003, or 9%, from $28.4 million in 2002. The increase is primarily due to the write-off of premises and equipment, and increases in salaries and employee benefits, occupancy expense, amortization expense on intangible assets, the opening of a de novo office in Denver during the third quarter 2003 and the settlement of litigation. These increases were partially offset by the reduction in retail banking expenses and the Company's concerted efforts to reduce operational costs such as postage, supplies and professional fees.

        During 2003, the Company scrutinized its premises and equipment listing and determined that certain premises and equipment were no longer required for the efficient operation of the Company. These premises and equipment were written off during the fourth quarter of 2003 resulting in a pre-tax charge to income of $1.6 million

        Salaries and employee benefits expense decreased $1.1 million during 2004, or 6% from 2003. This decrease is primarily due to: (1) a $996,000 decrease in mortgage incentive pay as a result of lower mortgage origination volumes, (2) a $217,000 decrease in employee insurance costs primarily due to favorable healthcare claim volumes, partially offset by (3) $296,000 increase in salaries and employee benefit expense attributable to a full year of costs for the new Denver Tech Center office which opened during the third quarter of 2003 and (4) $173,000 increase in salaries and employee expense attributable to the new Stapleton office that opened during the third quarter of 2004. Additionally, stock based compensation expense decreased $304,000 in 2004. During 2003, the Company recognized compensation expense of $171,000 related to grants of restricted stock. Additionally, an officer of the Company terminated employment during 2003 and all of their restricted stock and stock options became fully vested as of December 31, 2003, resulting in $138,000 of additional compensation expense. Finally, during 2003 the Company accelerated the stock option vesting of a former officer of the Company and recognized additional compensation expense of $152,000.

        Expenses associated with furniture and equipment decreased $329,000 in 2004 due in part to the fourth quarter 2003 write-off of $453,000 of obsolete assets, which decreased depreciation expense in 2004.

        Occupancy expenses decreased in 2004 $79,000, or 2%. The overall decrease is comprised of the following: (1) decrease of $306,000 for offices closed in 2003, (2) decrease of $225,000 due to decreased depreciation expense in 2004 as a result of the $1.1 million write-off of obsolete assets during the fourth quarter of 2003, partially offset by (3) $140,000 increase in rent for the Vail office as the building was sold and then the office premises were leased-back in March of 2004, (4) $42,000 increase attributable to the new Stapleton office opened during the third quarter 2004, (5) an additional $56,000 attributable to an expansion of the Avon office, (6) an additional $48,000 attributable to the new Denver Tech office opened during the third quarter 2003 and (7) $169,000 increase attributable to the relocation of Vail Banks' executive offices during June 2003. Prior to June 2003, the executive offices were located in a Company-owned facility, so no rent expense was incurred.

        Amortization of intangible assets decreased in 2004 by $577,000 or 94% from 2003 primarily due to the impairment of intangible assets of $543,000 recognized in 2003, while no impairment was recognized in 2004. The Company performed its annual impairment test of other intangible assets for the fourth quarter of 2004 and concluded that no impairment charge was necessary. However, in 2003, due to the attrition of acquired deposit accounts the Company determined that $543,000 of core deposit premium created by former acquisitions was determined to be impaired and recorded this amount as additional amortization expense during 2003.

        Retail banking expenses remained consistent with 2003, decreasing only $5,000 or 1% during 2004.

        Litigation settlements decreased $74,000 or 49% in 2004. During 2004, the Company settled three cases at a cost of $76,000. During third quarter 2003, the Company settled a lawsuit at a cost of $150,000. The lawsuit resulted from actions taken by a former officer at an acquired bank prior to the Company's acquisition of such bank.

        During the fourth quarter 2004, the Company sold $19.6 million of investment securities taking a pre-tax loss of $311,000. The purpose of the sale was to increase the Company's funding to support the significant loan growth experienced during 2004.

        The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income and non-interest income and is a measure of the cost to generate a dollar of revenue. The efficiency ratio improved in 2004 to 84% from 95% in 2003. It was 76% in 2002. The improvement in 2004 was primarily due to an increase in revenue and the decrease in non-interest expense discussed above. The increase in 2003 (95%) over 2002 (76%) was primarily due to the decline in revenue (net interest income plus non-interest income) of $4.8 million over 2002 while non-interest expenses increased $2.6 million during the same period.

Income Taxes

        Income tax expense as a percentage of pre-tax income was 33.8% for 2004 compared with 30.3% and 34.8% for 2003 and 2002, respectively. In 2004, taxable income increased, primarily from loan growth, causing an increase in income tax expense as a percentage of pre-tax income. During 2003, the Company had a significant increase in tax-exempt interest income as a percentage of total income as a result of municipal bond purchases and the reduced level of total income. This reduction in current income tax expense was offset by additional deferred tax expense associated with the adjustment of the tax bases of certain premises and equipment. A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to pre-tax income is provided in Note 11 of the Notes to Consolidated Financial Statements, contained in Item 15 of this Annual Report on Form 10-K.

Financial Condition

Investments

        At December 31, 2004, the carrying value of investment securities was $104.0 million, an increase of $27.1 million, or 35%, over $76.9 million at December 31, 2003 due to a concerted effort to improve yields by investing excess cash in available for sale securities.

        At December 31, 2003, the carrying value of investment securities was $76.9 million, which was an increase of $18.6 million, or 32%, over $58.3 million at December 31, 2002. During this period, quality loan demand decreased while deposits continued to grow, resulting in additional funds to invest. In 2002, the Company completed a short-term leverage strategy by borrowing from the Federal Home Loan Bank and reinvesting those funds primarily in mortgage backed securities.

        Vail Banks' investment policy is designed primarily to ensure liquidity and to meet pledging requirements and secondarily to provide acceptable investment income. Management's focus is on maintaining a high-quality investment portfolio oriented primarily toward mortgage-backed and other government agency securities. The determination of the amount and maturity of securities purchased is a function of liquidity and income projections based on the existing, and expected, balance sheet and interest rate forecasts.

        Vail Banks is required to account for investment securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At the date of purchase, Vail Banks is required to classify debt and equity securities into one of three categories: held to maturity, trading, or available for sale. Investments in debt securities are classified as held to maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the statements with unrealized gains and losses included in earnings. Since its inception, Vail Banks has not had any trading account activities. Investments not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as a separate component of other comprehensive income or loss until realized. Since the initial classification of its investment securities, Vail Banks has not transferred any investment securities between categories, nor has it sold any investment securities classified as held to maturity. The following tables set forth information regarding the investment composition of Vail Banks as of the dates indicated.

  Investment Securities Available for Sale at December 31,

	2004		2003		2002
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Government agencies(1)	$24,308	$23,962	$20,869	$20,813	$13,299	$13,323
State and municipal	19,663	19,938	20,282	20,277	3,851	3,880
Mortgage-backed securities	56,294	55,747	31,080	31,075	35,318	35,931
Agency preferred stock	4,496	4,132	4,514	4,389	4,500	4,500

Total securities available for sale	$104,761	$103,779	$76,745	$76,554	$56,968	$57,634

(1)
Includes mortgage-backed government agencies.

  Investment Securities Held to Maturity at December 31,

	2004		2003		2002
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Mortgage-backed securities	$246	$262	$370	$397	$684	$731

Total securities held to maturity	$246	$262	$370	$397	$684	$731

        The following tables set forth the estimated carrying value and approximate weighted average yield of the debt securities in the investment portfolio by type and contractual maturity at December 31, 2004. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities also provide a cash flow of principal and interest over time that is not reflected in the table below.

  Maturities of Available for Sale Securities at December 31, 2004

	Within 1 Year		1 - 5 Years		5 - 10 Years		Over 10 Years or Non-Maturing		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(in thousands)
Government agencies	$—	—%	$16,443	3.28%	$—	—%	$—	—%	$16,443	3.28%
Mortgage-backed government agencies(2)	—	—	—	—	—	—	7,519	3.67	7,519	3.67
State and municipal(1)	—	—	106	7.21	316	7.12	19,516	6.96	19,938	6.96
Mortgage-backed securities(2)	—	—	—	—	—	—	55,747	4.09	55,747	4.09
Agency preferred stock(1)	—	—	—	—	—	—	4,132	7.80	4,132	7.80

Total and weighted average yield	$—	—%	$16,549	3.31%	$316	7.12%	$86,914	4.87%	$103,779	4.63%

(1)
Yields on tax-exempt obligations have been computed on a tax equivalent basis using a marginal tax rate of 37.1%.

(2)
Mortgage-backed securities do not have defined maturity dates, as accelerated principal payments are commonly received.

  Maturities of Held to Maturity Securities at December 31, 2004

	Over 10 Years or Non-Maturing
	Amount	Yield
	(in thousands)
Mortgage-backed securities(1)	$246	5.97%

Total and weighted average yield	$246	5.97%

(1)
Mortgage-backed securities do not have defined maturity dates, as accelerated principal payments are commonly received.

Loans

  Loan Portfolio Composition

        The following table sets forth the composition of Vail Banks' loan portfolio by type of loan at the dates indicated. Management believes that the balance sheet information as of the dates indicated should be read in conjunction with the average balance information in the previous tables above under the caption Average Balance Sheet and Net Interest Income Analysis. Vail Banks has followed a policy to manage the loan portfolio composition to mitigate risks in specific markets by diversifying the loan portfolio. However, Vail Banks does have a concentration of loans in the commercial, industrial and land category. As a result of seasonal trends in the retail, service and real estate markets, balances of commercial loans may fluctuate significantly.

  Gross Loans Outstanding at December 31,

	2004		2003		2002		2001		2000
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands)
Commercial, industrial and land	$239,946	59%	$185,158	60%	$203,932	61%	$214,662	55%	$206,959	49%
Real estate-construction	92,705	23	63,844	20	55,275	17	90,449	23	114,654	27
Real estate-mortgage	69,164	17	57,602	18	62,188	19	68,898	18	78,482	18
Consumer	5,814	1	5,940	2	9,767	3	17,716	4	27,041	6

Total	$407,629	100%	$312,544	100%	$331,162	100%	$391,725	100%	$427,136	100%

        At December 31, 2004, gross loans were $407.6 million, which was an increase of $95.1 million, or 30%, over $312.5 million at December 31, 2003. This increase was primarily due the strengthening of the economy, a focused effort to generate loan volume, stronger loan management recruiting, and a focus on customer needs. Significant growth occurred across the Company's commercial, real estate-construction, and real estate-mortgage portfolios. At December 31, 2003, gross loans were $312.5 million, which was a decrease of $18.6 million, or 6%, over $331.2 million at December 31, 2002. This decrease was primarily due to the continued softening of the economy, a continued conservative underwriting policy, and a temporary internal focus on resolving problem loans.

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

        Real estate-construction loans principally include short-term loans to fund the construction of buildings and residences or to purchase land for planned and near-term commercial or residential development. These loans are primarily non-revolving lines of credit and are secured by real estate, typically well margined with a first security lien.

        Real estate-mortgage loans principally include short-term financing for existing one-to-four family residences. The majority of these loans have maturities of less than five years. These loans are secured by the subject real estate, typically well margined with a first lien position.

        Consumer loans to individuals principally include one-to-five year loans for consumer items, such as automobiles, motor homes and other goods. These loans are typically secured, at minimum, by the items being financed.

        Banking officers are assigned various levels of credit extension approval authority based upon their respective levels of experience and expertise. Credit relationships exceeding $1.0 million, and in other circumstances pursuant to the Company's credit policy, are evaluated and acted upon by the Directors' Credit Committee and are reported to the Board of Directors (Board) on a monthly basis. Vail Banks' strategy for approving or disapproving extensions of credit is to follow a conservative credit policy and underwriting practices which include: (1) extending credit on a sound and collectible basis; (2) investing funds for the benefit of shareholders and the protection of depositors; (3) serving the needs of the community and Vail Banks' general market area while obtaining a balance between maximum yield and minimum risk; (4) ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the credit extended; (5) developing and maintaining diversification in the loan portfolio as a whole and of the loans within each loan category; and (6) ensuring that each extension of credit is properly documented and, if appropriate, insurance coverage is adequate. Vail Banks' credit review and compliance associates interact daily with commercial and consumer lenders to identify potential underwriting or technical exception variances. In addition, Vail Banks has placed increased emphasis on early identification of problem loans in an effort to aggressively seek resolution of such situations. Management believes that this strict adherence to conservative credit policy guidelines has contributed to Vail Banks' reduced level of credit losses.

  Loan Maturities

        The following table presents loans by maturity in each major category at December 31, 2004. Actual maturities may differ from the contractual repricing maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications.

  Gross Loan Maturities at December 31, 2004

	Within 1 Year	1 - 5 Years(a)	Over 5 Years(a)	Total
	(in thousands)
Commercial, industrial and land	$73,955	$130,744	$35,247	$239,946
Real estate-construction	51,290	41,415	—	92,705
Real estate-mortgage	24,217	33,350	11,597	69,164
Consumer	3,045	2,646	123	5,814

Total	$152,507	$208,155	$46,967	$407,629

(a)
Of the loans with maturities over one year, $198.9 million had adjustable interest rates and the remainder had fixed interest rates.

Non-Performing Assets

        Non-performing assets consist of nonaccrual loans, restructured loans and foreclosed properties. When, in the opinion of management, a reasonable doubt exists as to the collectibility of interest, regardless of the delinquency status of the loan, the accrual of interest income is discontinued and interest accrued but uncollected during the current year is generally reversed through a charge to current year earnings. While the loan is on nonaccrual status, interest income is recognized only upon receipt and then only if, in the judgment of management, there is no reasonable doubt as to the collectibility of the principal balance. Loans 90 days or more delinquent generally are changed to nonaccrual status unless the loan is in the process of collection and management determines that full collection of principal and accrued interest is probable. Interest income that would have been recorded for nonaccrual loans, had they been performing in accordance with their contractual requirements, was $34,000 and $357,000 for the years ended December 31, 2004 and 2003, respectively. Actual interest income recorded for these loans was $10,000 and $186,000 for the years ended December 31, 2004 and 2003, respectively.

        Restructured loans are those for which concessions, including reduction of interest rate below a rate otherwise available to the borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur.

        The following table sets forth information concerning the non-performing assets of Vail Banks as of the dates indicated.

  Asset Quality at December 31,

	2004	2003	2002	2001	2000
	(in thousands)
Nonaccrual loans	$235	$1,747	$3,734	$1,977	$1,685
Restructured loans	—	—	—	65	—

Total non-performing loans	235	1,747	3,734	2,042	1,685
Foreclosed properties	785	362	241	229	129

Total non-performing assets	1,020	2,109	3,975	2,271	1,814
Loans 90 days or more past due and accruing	17	164	6	604	—

Total risk assets	$1,037	$2,273	$3,981	$2,875	$1,814

Non-performing loans to total loans	0.06%	0.56%	1.13%	0.52%	0.39%

Non-performing assets to total loans plus foreclosed properties	0.25%	0.68%	1.20%	0.58%	0.42%

Non-performing assets to total assets	0.16%	0.37%	0.72%	0.41%	0.32%

Risk assets to total loans plus foreclosed properties	0.25%	0.73%	1.20%	0.73%	0.42%

        Since 2002, the Company completed foreclosures and subsequent sales of real estate as well as achieved resolution on several large loans that were previously on non-accrual, resulting in a decrease in non-performing loans and related ratios. The majority of the non-accrual loans are real estate secured, are recorded at net realizable value, and are subject to foreclosure or other collection proceedings. Management believes Vail Banks is adequately collateralized to recover the majority of the balance of these nonaccrual loans. Management generally obtains and maintains appraisals on real estate collateral. Management is not aware of any adverse trends relating to Vail Banks' loan portfolio, not reflected above.

        At December 31, 2004, there were no loans excluded from non-performing loans set forth above where known information about possible credit problems of borrowers caused management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in such loans becoming non-performing.

Analysis of Allowance for Loan Losses

        The allowance for loan losses (the allowance) represents management's recognition of the risks of extending credit and its evaluation of the loan portfolio. The allowance is maintained at a level considered adequate to provide for probable loan losses based on management's assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance is increased by additional charges to operating income and reduced by loans charged off, net of recoveries.

  Analysis of the Allowance for Loan Losses

	2004	2003	2002	2001	2000
	(in thousands)
Allowance at beginning of the year	$3,503	$3,747	$4,375	$4,440	$2,739
Charge-offs
Commercial, industrial and land	74	530	1,101	337	160
Real estate-construction	56	104	82	60	—
Real estate-mortgage	379	275	101	142	3
Consumer	161	192	356	457	255

Total charge-offs	670	1,101	1,640	996	418
Recoveries
Commercial, industrial and land	84	170	584	63	2
Real estate-construction	—	2	10	—	—
Real estate-mortgage	192	4	—	—	—
Consumer	82	103	36	68	30

Total recoveries	358	279	630	131	32

Net charge-offs	312	822	1,010	865	386
Provision for loan losses	704	578	382	800	1,047
Allowance acquired through acquisitions	—	—	—	—	1,040

Allowance at end of the year	$3,895	$3,503	$3,747	$4,375	$4,440

Net charge-offs to average loans outstanding during the period	0.09%	0.25%	0.28%	0.21%	0.10%

Provision for loan losses to average loans outstanding during the period	0.20%	0.17%	0.11%	0.19%	0.27%

Allowance for loan losses to total loans at year-end	0.96%	1.12%	1.13%	1.12%	1.04%

        The Company has established a formal process for determining an adequate allowance. WestStar lending associates are responsible for ongoing reviews of the quality of the loan portfolio. During 2003, the Company established an internal loan review function that issues quarterly reports to the Audit Committee. State and federal regulatory agencies, as an integral part of their examination process, also review WestStar's loans and its allowance. A list containing problem loans is updated and reviewed by management and the Board monthly. Management has an internal goal to maintain the allowance for loan losses between 0.75% and 1.50% of average gross loans. The recorded allowance is the aggregate of the SFAS 114 and SFAS 5 components.

        In order to comply with certain regulatory requirements, management has prepared the following allocation of Vail Banks' allowance for loan losses among various categories of the loan portfolio for each of the years in the five-year period ended December 31, 2004. In management's opinion, such allocation has, at best, a limited utility. It is based on management's assessment as of a given point in time of the risk characteristics for each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component part change. Such allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. By presenting such allocation, management does not mean to imply that the allocation is exact or that the allowance has been precisely determined from such allocation. Additionally, during 2001, the Company changed its methodology for computing the allowance for loan losses. A significant portion of the SFAS 5 Component has not been allocated to each of the four categories specified in the table below, but rather represents loans in all four categories. It is represented by the term "cross-allocated" in the table below.

  Allocation of the Allowance for Loan Losses

	Amount
	2004	2003	2002	2001	2000
	(in thousands)
Commercial, industrial and land	$493	$638	$720	$1,293	$1,976
Real estate-construction	1,227	669	613	409	949
Real estate-mortgage	80	142	297	—	765
Consumer	285	359	285	544	516
Cross-allocated	1,810	1,695	1,832	2,129	—
Unallocated	—	—	—	—	234

Total	$3,895	$3,503	$3,747	$4,375	$4,440

Deposits

        Vail Banks' primary source of funds has historically been in-market customer deposits. Deposit products are concentrated in business and personal checking and money market accounts, including interest bearing and non-interest bearing accounts. Generally, deposits are short-term in nature with approximately 79% of deposits having a committed term less than three months and approximately 93% having a committed term of less than one year. Vail Banks' resort locations experience a seasonality of deposits; however, deposits in non-resort- oriented markets help to mitigate such seasonality.

        Total deposits were $500.4 million at December 31, 2004, a $52 million, or a 12%, increase from the balance at December 31, 2003. This increase was primarily related to a focused effort to gather funding in anticipation of a positive turnaround in the economy and greater loan demand. Additionally, the selective pricing of deposit products as well as the maturing of newer offices also contributed to the increase in deposits. This was offset by a decrease in public funds deposits of $2.8 million, or 4%, from December 31, 2003. Total deposits were $448.5 million at December 31, 2003, a $19.8 million, or a 5%, increase from the balance at December 31, 2002. Non-interest-bearing demand deposits comprised 24% of total deposits at December 31, 2004 and 23% of total deposits at both December 31, 2003 and December 31, 2002.

        The following table sets forth the composition of Vail Banks' deposits by type at December 31, 2004, 2003 and 2002.

  Deposit Composition at December 31,

	2004		2003		2002
	Amount	%	Amount	%	Amount	%
	(in thousands)
Non-interest bearing demand	$120,127	24%	$101,305	23%	$97,383	23%
Interest bearing demand	224,667	45	192,160	43	181,668	42
Savings	31,261	6	29,873	6	28,296	7
Certificates of deposit	124,389	25	125,177	28	121,351	28

Total	$500,444	100%	$448,515	100%	$428,698	100%

        The following table presents average deposits by type during 2004, 2003 and 2002 and the related average interest rate paid by deposit type for each of those years.

  Average Deposits

	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
	(in thousands)
Non-interest bearing demand	$103,008	—%	$94,512	—%	$98,122	—%
Interest bearing demand	222,000	0.73	195,611	0.67	201,269	0.76
Savings	31,484	0.29	30,012	0.27	30,421	0.32
Certificates of deposit	121,998	2.08	136,675	2.38	110,072	3.13

Total	$478,490	0.89%	$456,810	1.02%	$439,884	1.15%

        The following table sets forth the amount and maturity of certificates of deposit that had balances equal to or greater than $100,000 at December 31, 2004, 2003 and 2002.

  Maturities of Certificates of Deposit Equal to or Greater than $100,000 at December 31,

	2004	2003	2002
	(in thousands)
3 months or less	$18,605	$11,721	$15,690
3 - 6 months	19,307	23,618	23,744
6 - 12 months	25,799	14,755	21,484
Over 12 months	9,137	19,105	3,819

Total	$72,848	$69,199	$64,737

Related Party Transactions

        In the ordinary course of business, the Company has loans receivable from directors, executive officers and principal shareholders (holders of more than five percent of the outstanding shares of common stock) of the Company and their affiliates as follows:

(in thousands)
Balance at January 1, 2004	$11,239
New loans, including renewals	587
Payments, including renewals	(1,144)

Balance at December 31, 2004	$10,682

        Deposits from related parties held by WestStar at December 31, 2004 and 2003 amounted to $5.6 million and $4.2 million, respectively. Such loans and deposits are on the same terms and conditions as then prevailing at the time for comparable transactions with non-related parties.

        On March 5, 2004, the Company sold its bank building in Vail, Colorado in which a WestStar branch is located. Commissions related to the sale amounting to $261,000 were paid to two related parties.

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

Cash Flows

  Net Cash from Operating Activities

        During the year ended December 31, 2004, net cash of $747,000 was provided by operating activities consisting primarily of net income of $3.0 million, increased by non-cash items of $2.2 million and reduced by net changes in operating assets and liabilities of $4.4 million from 2003. Non-cash expenses consisted primarily of $1.9 million of depreciation and amortization expense on premises and equipment, $40,000 of intangible asset amortization, $912,000 of net amortization of premiums on investment securities, a $704,000 loan loss provision, $686,000 million of deferred income tax expense, and $356,000 of stock compensation expense, offset by a $1.8 million gain on sale, disposal or write-off of premises and equipment, a $130,000 gain on sales of foreclosed properties, and $907,000 of deferred loan fee amortization. The net increase in operating assets and liabilities was primarily due to a $4.6 million increase in loans held for sale and a $398,000 increase in interest payable and liabilities.

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

  Net Cash from Investing Activities

        During 2004, net cash of $120.1 million was used by investing activities. These outflows consisted primarily of $95.3 million increase in net loans, $80.3 million of purchases of investment securities, and the purchase of $7.0 million of premises and equipment to complete the construction of the building in Glenwood Springs, to remodel several owned buildings and to upgrade equipment. These outflows were partially offset by the maturity and/or calls of $29.3 million of investment securities, $22.0 million from the sales of investment securities, $8.3 million of proceeds from the sales of premises and equipment, $2.0 million from the maturity of a CD, and $1.0 million from the sales of foreclosed properties.

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

  Net Cash from Financing Activities

        During 2004, net cash of $54.1 million was provided by financing activities consisting primarily of an increase in deposits of $51.9 million, the receipt of $3.0 million of net proceeds from short and long-term FHLB advances, and $716,000 of proceeds from the issuance of common stock. These inflows were partially offset by the payment of dividends on common stock of $1.5 million.

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

Capital Expenditures

        Capital expenditures for 2005 are estimated to be between $2 million and $3 million associated primarily with the construction of a new facility in Fruita, expansion or remodeling of existing facilities, and routine replacement and upgrades of furniture and equipment. The Company will fund these expenditures from various sources, including operating cash flows, retained earnings and borrowings.

Borrowings

        The following table presents an analysis of the Company's borrowing activities for the years indicated.

	FHLB Advances	Securities Sold Under Agreements to Repurchase	Total
	(in thousands)
2004
Balance at December 31,	$42,444	$894	$43,338
Average amount outstanding during the year	35,950	1,522	37,472
Maximum amount outstanding at any month-end(a)	42,444	1,288	43,732
Weighted average interest rate:
End of year	3.95%	1.60%	3.37%
During year	3.99%	1.58%	3.90%
2003
Balance at December 31,	$39,461	$907	$40,368
Average amount outstanding during the year	41,883	167	42,050
Maximum amount outstanding at any month-end(a)	45,951	907	45,951
Weighted average interest rate:
End of year	3.95%	0.38%	3.87%
During year	3.83%	0.42%	3.82%
2002
Balance at December 31,	$30,000	$—	$30,000
Average amount outstanding during the year	28,156	—	28,156
Maximum amount outstanding at any month-end(a)	30,000	—	30,000
Weighted average interest rate:
End of year	3.68%	0.00%	3.68%
During year	3.57%	0.00%	3.57%

(a)
The total maximum amount outstanding at any month-end does not necessarily represent the sum of the maximum for each of the components.

        WestStar is a member of the FHLB of Topeka and, as a regular part of its business, obtains advances from the FHLB. Advances are collateralized by certain mortgage loans or deeds of trust as well as FHLB stock owned by WestStar. As of December 31, 2004, the authorized borrowing line totaled $139.3 million. Of this amount, $18.0 million was an irrevocable stand-by letter of credit pledged as collateral for uninsured public fund deposits, $15.7 million was outstanding as short-term advances and $26.7 million was outstanding as long-term advances. The long-term advances mature from 2006 through 2018. Early repayment of advances will result in a prepayment penalty.

        WestStar has established an unsecured, overnight federal funds line with Bankers' Bank of the West that expires on August 31, 2005. As of December 31, 2004, the authorized borrowing line totaled $38.2 million, with no amounts outstanding.

        WestStar has also established overnight federal funds lines with First Tennessee Bank, N.A. totaling $20.0 million. If drawn upon, $10.0 million will be a secured line and $10.0 million will be an unsecured line. These lines are subject to cancellation by First Tennessee at any time upon the occurrence of certain conditions. As of December 31, 2004, no amounts were outstanding under the lines.

Subordinated Notes to Trust I and Trust II

        During February 2001, Vail Banks formed Vail Banks Statutory Trust I (Trust I), a wholly-owned statutory trust. On February 22, 2001, Trust I issued $16.5 million of 10.20% trust preferred securities (the Trust I Securities). Interest on the Trust I Securities is payable semi-annually. The Trust I Securities have a 30-year maturity and can be called beginning in February 2011. In connection with the issuance of the Trust I Securities, Vail Banks issued to Trust I $17.0 million principal amount of its 10.20% subordinated notes (the Trust I Notes), that are due in 2031 and can be called beginning in February 2011. Interest on the Trust I Notes is payable semi-annually to Trust I.

        During March 2001, Vail Banks formed Vail Banks Statutory Trust II (Trust II), a wholly-owned statutory trust. On March 28, 2001, Trust II issued $7.5 million of 10.18% trust preferred securities (the Trust II Securities). Interest on the Trust II Securities is payable semi-annually. The Trust II Securities have a 30-year maturity and can be called beginning in March 2011. In connection with the issuance of the Trust II Securities, Vail Banks issued to Trust II $7.7 million principal amount of its 10.18% subordinated notes (the Trust II Notes), that are due in 2031 and can be called beginning in March 2011. Interest on the Trust II Notes is payable semi-annually to Trust II.

        On January 1, 2004, the Company adopted FIN 46R. As a result of adoption, the Company no longer includes Trust I and II in its consolidated financial condition and results of operations. As permitted by FIN 46R, prior period information has not been restated. Accordingly, the 2002 and 2003 financial statements include the $24.0 million of trust preferred securities and $2.4 million of related interest expense. For 2004, the financial statements include the Company's $743,000 investment in the trusts, the $24.7 million of subordinated debentures issued by the Company to the trusts, and the $2.5 million of related interest expense.

Stock Repurchase Plan

        At its meeting on January 17, 2005, the Company's Board of Directors reauthorized the Company's stock repurchase program that was originally approved in February 2001. The total amount of repurchases under the program, both previously completed and allowable up to January 2006, aggregate approximately $29 million. Since inception of the program through December 31, 2004, the Company has repurchased 1,535,380 shares at an average price of $12.10 per share, or approximately $19 million.

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

        Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Letters of credit are used to guarantee performance primarily on development and construction projects. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Those commitments are primarily issued on behalf of local businesses.

        The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit and letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit underwriting procedures for making commitments and letters of credit as for on-balance-sheet instruments. The Company evaluates each customer's creditworthiness on a case-by-case basis and the amount of collateral, if deemed necessary, is based on the credit evaluation. Collateral held varies, but may include unimproved and improved real estate, certificates of deposit, personal property or other acceptable collateral. All of these instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The total amounts of these instruments do not necessarily represent future cash requirements because a significant portion of these instruments often expire without being used.

        The amounts outstanding under these financial instruments are described below as "Other Commercial Commitments." We are not involved in off-balance sheet contractual relationships, other than those disclosed in this report, that could result in liquidity needs or other commitments or that could significantly impact earnings.

Contractual Obligations and Commercial Commitments

        The following tables present the Company's contractual obligations and commercial commitments as of December 31, 2004:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
FHLB borrowings	$42,444	$15,719	$10,481	$3,815	$12,429
Trust preferred securities	24,743	—	—	—	24,743
Operating leases	3,245	769	1,329	924	223

Total Contractual Cash Obligations	$70,432	$16,488	$11,810	$4,739	$37,395

	Amount of Commitment Expiration per Period
Other Commercial Commitments(1)	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
	(in thousands)
Commitments to extend credit	$100,744	$46,984	$40,446	$5,324	$7,990
Customer letters of credit	3,842	3,388	454	—	—

Total Commercial Commitments	$104,586	$50,372	$40,900	$5,324	$7,990

(1)
Many of the commitments are expected to expire without being drawn upon. Thus, the indicated commitments do not necessarily represent future cash requirements.

        As of December 31, 2004, the Company had cash and cash equivalents (including federal funds sold) of $35.7 million and investment securities of $104.0 million. Almost 100% of the Company's investment portfolio is classified as available-for-sale and can be readily sold to meet liquidity needs, however $62.4 million of this amount has been pledged to secure public fund deposits and $894,000 has been sold under agreements to repurchase. Accordingly, those pledged amounts may not be available to meet general liquidity needs. Based on current plans and business conditions, the Company expects that its cash, cash equivalents, investment securities and available borrowing capacity under its credit facilities, together with any amounts generated from operations, will be sufficient to meet the Company's liquidity requirements for the next 12 months. However, there can be no assurance that the

Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

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

        The following table sets forth the interest rate sensitivity of Vail Banks' assets and liabilities at December 31, 2004, and sets forth the repricing dates of Vail Banks' interest-earning assets and interest-bearing liabilities as of that date, as well as Vail Banks' interest rate sensitivity gap percentages for the periods presented. This table indicates Vail Banks will be in an asset sensitive or positive gap position for the twelve-month period ending December 31, 2005. During that period, $383.8 million of interest earning assets will reprice compared to $377.2 million of interest bearing liabilities. This asset sensitive position would generally indicate that Vail Banks' net interest income would decrease should interest rates fall and increase should interest rates rise. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of the repricing for both the asset and the liability remains the same. The table is based on assumptions as to when assets and liabilities will reprice in a changing interest rate environment, and since such assumptions can be no more than estimates, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes than those estimated. Also, the renewal or repricing of certain assets and liabilities can be discretionary and subject to competitive and other pressures. Therefore, the following table does not necessarily indicate the actual future impact of interest rate movements on Vail Banks' net interest income. See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" for additional information on interest rate risk faced by the Company.

  Static Interest Rate Sensitivity at December 31, 2004

	Maturing or Repricing
	1-90 Days	91 Days to 1 Year	1 Year to 5 Years	Non-Sensitive and Over 5 Years	Total
	(in thousands)
Assets
Federal funds sold and interest earning deposits	$17,295	—	—	—	17,295
Investment securities	4,621	1,290	27,907	70,207	104,025
Investment in Trust I and Trust II	—	—	—	743	743
Loans held for sale	7,110	—	—	—	7,110
Loans	344,845	8,667	32,605	20,236	406,353
Investment in bank stocks, at cost	—	—	—	4,457	4,457
Non-earning assets	—	—	—	94,612	94,612

Total assets	373,871	9,957	60,512	190,255	634,595
Liabilities and shareholders' equity
Interest-bearing deposits
Interest bearing checking	92,279	—	—	—	92,279
Money market and other savings	163,649	—	—	—	163,649
Certificates of deposit	29,569	75,052	19,443	325	124,389

Total interest bearing deposits	285,497	75,052	19,443	325	380,317
Securities sold under agreements to repurchase	894	—	—	—	894
Short-term borrowings	12,706	3,013	—	—	15,719
Long-term borrowings	—	—	14,296	12,429	26,725
Subordinated notes to Trust I and Trust II	—	—	—	24,743	24,743
Non-interest bearing liabilities	—	—	—	123,732	123,732
Minority interest	—	—	—	2,563	2,563
Shareholders' equity	—	—	—	59,902	59,902

Total liabilities and shareholders' equity	299,097	78,065	33,739	223,694	634,595
Interest sensitivity gap	$74,774	(68,108)	26,773	(33,439)

Cumulative interest sensitivity gap	$74,774	6,666	33,439

Cumulative gap as a percentage of total assets	11.78%	1.05%	5.27%

Capital Resources

        Shareholders' equity at December 31, 2004 increased $2.0 million, or 3%, to $59.9 million from $57.9 million at December 31, 2003. During 2003, shareholders' equity decreased $8.9 million, or 13%, to $57.9 million from $66.8 million at December 31, 2002. The increase in 2004 was primarily due to the retention of earnings of $3.0 million and $716,000 of proceeds from the issuance of common stock, partially offset by the payment of cash dividends on common stock of $1.5 million. The decrease in 2003 was primarily due to the repurchase of 651,000 shares of common stock during 2003 at a cost of $8.4 million and the payment of cash dividends on common stock of $1.4 million, partially offset by the retention of earnings of $714,000.

Recently Adopted Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board (the FASB) issued Financial Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (FIN 46R). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51), addresses consolidation by business enterprises where ownership interests in an entity may vary over time or in many cases, of special-purpose entities (SPE's). To be consolidated for financial reporting, these SPE's must have certain characteristics. ARB 51 requires that an enterprise's consolidated financial statements include only subsidiaries in which the enterprise has a controlling financial interest. The Company adopted FIN 46R on January 1, 2004. As a result of adoption, the Company no longer consolidates its two subsidiary trusts that had been formed in 2001 to issue trust preferred securities because the Company does not have controlling financial interests over the trusts, as specifically defined by FIN 46R. The effect of this change is that the Company now excludes the trust preferred securities issued by the subsidiary trusts from its consolidated balance sheets and includes the subordinated debentures issued by the Company to the trusts. In accordance with FIN 46R, prior period information was not restated. Additionally, there was no cumulative effect on retained earnings or a change in the Company's capital ratios as a result of this adoption.

        In November 2003, the Emerging Issues Task Force (EITF) published issue summary 03-1 (EITF 03-1), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 addressed an entity's treatment of the impairment of securities when such impairment is considered other than temporary. The preliminary summary required disclosures only related to other than temporary impairment. In March 2004, the EITF continued its discussion and reached a consensus on the procedures for recognizing an impairment of securities considered other than temporarily impaired. The guidance in EITF 03-1 was intended to be effective for reporting periods beginning after June 15, 2004. However, in September 2004, the FASB issued FSP EITF 03-1-1, which deferred the effective date for the measurement and recognition provisions of EITF 03-1 until further implementation guidance could be established. Management does not believe the provision of this standard, as currently written, will have a material impact on the results of future operations. The Company has determined that it has the ability and intent to hold its investments classified as available for sale for a reasonable period of time sufficient for the fair value of the securities to recover.

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

Recently Issued Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting forNonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Opinion No. 29 included, however, certain exceptions to that principle. This statement amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect adoption of this statement to have an effect on the Company's consolidated financial condition or results of operations.

        In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, a revision of SFAS 123, Accounting for Stock-Based Compensation. This statement also supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires the fair value method of accounting for share-based payments and eliminates the intrinsic value method. This statement applies to all share-based awards granted after the required effective date July 1, 2005 and to awards modified, repurchased, or cancelled after that date. This statement also requires application of either the modified prospective or modified retrospective application method for the portion of outstanding awards that are unvested as of the effective date. The Company estimates it will have approximately 25,000 unvested stock options upon adoption of this statement for which the modified prospective application method will be applied. The Company estimates that adoption of this standard will have an insignificant effect on the Company's consolidated financial condition or results of operations. Should the Company grant new stock options in 2005, the effect on the Company's consolidated financial condition or results of operations will change.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative Disclosures About Market Risk

        The tables below provide information about the Company's financial instruments as of December 31, 2004 and 2003 that are sensitive to changes in interest rates.

	Principal Amount Maturing in:
	2005	2006	2007	2008	2009	Thereafter or Non-Maturing	Total	Fair Value December 31, 2004
	(in thousands)
INTEREST RATE SENSITIVE ASSETS
Federal funds sold and interest earning deposits	$17,295	—	—	—	—	—	$17,295	$17,295
Weighted average interest rate	2.16%	0.00%	0.00%	0.00%	0.00%	0.00%	2.16%
Adjustable-rate securities(b)	983	1,021	1,059	1,101	1,146	45,489	50,799	50,332
Weighted average interest rate(a)	3.94%	3.94%	3.94%	3.94%	3.95%	3.94%	3.94%
Fixed-rate securities(b)	1,453	10,068	9,045	4,234	233	29,175	54,208	53,709
Weighted average interest rate(a)	1.71%	2.63%	2.98%	4.24%	3.28%	5.65%	4.42%
Investments in Trust I and Trust II	—	—	—	—	—	743	743	743
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	10.19%	10.19%
Loans held for sale	7,110	—	—	—	—	—	7,110	7,110
Weighted average interest rate	4.75%	0.00%	0.00%	0.00%	0.00%	0.00%	4.75%
Adjustable-rate loans	136,519	77,914	42,228	17,461	42,073	27,241	343,436	346,567
Weighted average interest rate	6.74%	6.67%	6.35%	6.38%	6.31%	6.31%	6.57%
Fixed-rate loans	14,817	2,274	5,472	2,137	7,969	31,524	64,193	64,778
Weighted average interest rate	4.76%	8.25%	6.85%	6.26%	5.89%	6.53%	6.12%
Investments in bank stocks	—	—	—	—	—	4,457	4,457	4,457
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	4.83%	4.83%

Total interest rate sensitive assets	$178,177	$91,277	$57,804	$24,933	$51,421	$138,629	$542,241	$546,001

Weighted average interest rate	5.99%	6.23%	5.83%	5.90%	6.18%	5.42%	5.88%

INTEREST RATE SENSITIVE LIABILITIES
Interest-bearing checking, savings and money market accounts	$—	$—	$—	$—	$—	$255,928	$255,928	$255,928
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.79%	0.79%
Fixed-rate time deposits	104,621	12,738	3,533	2,523	758	216	124,389	124,606
Weighted average interest rate	2.03%	2.55%	3.05%	3.19%	3.39%	2.41%	2.15%
Securities sold under agreements to repurchase	894	—	—	—	—	—	894	894
Weighted average interest rate	1.60%	0.00%	0.00%	0.00%	0.00%	0.00%	1.60%
Fixed-rate borrowings	15,719	7,885	2,596	2,133	1,682	12,429	42,444	42,556
Weighted average interest rate	3.15%	4.20%	3.83%	3.92%	4.12%	4.45%	3.95%
Subordinated notes to Trust I and Trust II	—	—	—	—	—	24,743	24,743	27,840
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	10.19%	10.19%

Total interest rate sensitive liabilities	$121,234	$20,623	$6,129	$4,656	$2,440	$293,316	$448,398	$451,824

Weighted average interest rate	2.17%	3.18%	3.38%	3.52%	3.89%	1.74%	1.99%

(a)
These interest rates are not adjusted to reflect tax equivalent yields.

(b)
The receipt of principal payments on mortgage-backed securities do not adhere to a pre-established amortization schedule due to the inability to anticipate pre-payments. As such, the Company estimated the timing of future principal payments using the average of the last three-months' principal payments received.

	Principal Amount Maturing in:
	2004	2005	2006	2007	2008	Thereafter or Non-Maturing	Total	Fair Value December 31, 2003
	(in thousands)
INTEREST RATE SENSITIVE ASSETS
Federal funds sold and interest earning deposits	$81,280	$—	$—	$—	$—	$—	$81,280	$81,280
Weighted average interest rate	0.93%	0.00%	0.00%	0.00%	0.00%	0.00%	0.93%
Adjustable-rate securities	—	—	—	500	231	46,299	47,030	46,884
Weighted average interest rate(a)	0.00%	0.00%	0.00%	2.25%	3.76%	3.65%	3.64%
Fixed-rate securities	454	2,577	2,102	5	107	24,840	30,085	30,067
Weighted average interest rate(a)	6.79%	2.30%	2.72%	7.52%	6.54%	6.83%	6.16%
Investments in bank stocks	—	—	—	—	—	4,371	4,371	4,371
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	4.62%	4.62%
Loans held for sale	2,515	—	—	—	—	—	2,515	2,515
Weighted average interest rate	4.73%	0.00%	0.00%	0.00%	0.00%	0.00%	4.73%
Adjustable-rate loans	132,491	27,237	29,684	20,000	25,418	21,654	256,484	255,438
Weighted average interest rate	6.39%	6.38%	5.98%	6.46%	6.30%	6.32%	6.33%
Fixed-rate loans	18,570	7,443	3,041	1,681	4,935	20,390	56,060	57,569
Weighted average interest rate	6.51%	7.84%	8.93%	7.34%	6.10%	6.90%	6.95%

Total interest rate sensitive assets	$235,310	$37,257	$34,827	$22,186	$30,691	$117,554	$477,825	$478,124

Weighted average interest rate	4.49%	6.39%	6.04%	6.43%	6.25%	5.41%	5.18%

INTEREST RATE SENSITIVE LIABILITIES
Interest-bearing checking, savings and money market accounts	$—	$—	$—	$—	$—	$222,033	$222,033	$222,033
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.63%	0.63%
Fixed-rate time deposits	92,686	26,325	2,852	766	2,548	—	125,177	126,139
Weighted average interest rate	1.92%	2.68%	3.14%	3.31%	3.22%	0.00%	2.14%
Securities sold under agreements to repurchase	907	—	—	—	—	—	907	907
Weighted average interest rate	0.38%	—	—	—	—	—	0.38%
Fixed-rate borrowings	9,690	6,465	6,365	990	662	15,289	39,461	39,906
Weighted average interest rate	3.60%	3.76%	4.25%	3.43%	4.15%	4.18%	3.96%
Trust preferred	—	—	—	—	—	24,000	24,000	26,127
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	10.19%	10.19%

Total interest rate sensitive liabilities	$103,283	$32,790	$9,217	$1,756	$3,210	$261,322	$411,578	$415,112

Weighted average interest rate	2.06%	2.89%	3.91%	3.38%	3.41%	1.71%	1.96%

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

        Interest rate risk is managed by the Company's Asset/Liability Committee. The principal objective of asset/liability management is to manage the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. To effectively measure and manage interest rate risk, the Company uses computer simulations that determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, investment securities, loans, deposits, and borrowings. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these computer simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. As of December 31, 2004, the Company has never used interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposures.

        Management continually monitors the Company's exposure to fluctuations in market rates. One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model. Such estimates are based upon a number of assumptions for each scenario, including the level of loan growth and deposit and loan repricing characteristics. The simulation model measures the potential change in net interest income for future periods under various interest rate scenarios. Based on these simulation models, if interest rates increased 200 basis points during 2005, net interest income would increase an estimated $1.9 million for the year ended December 31, 2005 and an estimated $4.5 million for the year ended December 31, 2006. On the contrary, if interest rates decreased 100 basis points during 2005 net interest income would decrease an estimated $851,000 for the year-end December 31, 2005 and $2.1 million for the year ended December 31, 2006.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The response to this item is included in Part III, Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A. CONTROLS AND PROCEDURES.

        Company management, including the Chief Executive Officer, Vice Chairman and Principal Financial and Accounting Officer, supervised and participated in an evaluation of the Company's disclosure controls and procedures (as defined in rules of the Securities and Exchange Commission) as of December 31, 2004. Based on, and as of the date of, that evaluation, the Company's Chief Executive Officer and Principal Financial and Accounting Officer have concluded that the Company's disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission's rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted under the Securities and Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information contained under the headings "Information About Nominees and Continuing Directors", "Board Operations and Other Corporate Governance Matters" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for Vail Banks' annual meeting of shareholders to be held on May 16, 2005, to be filed with the Securities and Exchange Commission, is incorporated herein by reference. Information regarding executive officers is included in "Executive Officers of Vail Banks" in Item 1 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

        The information contained under the heading "Executive Compensation" in the definitive proxy statement to be used in connection with the solicitation of proxies for Vail Banks' annual meeting of shareholders to be held on May 16, 2005, to be filed with the SEC, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND STOCK RELATED MATTERS.

        The information contained under the heading "Beneficial Ownership of Securities" and "Equity Compensation Plan Information" in the definitive proxy statement to be used in connection with the solicitation of proxies for Vail Banks' annual meeting of shareholders to be held on May 16, 2005, to be filed with the SEC, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information contained under the heading "Certain Relationships and Related Transactions" in the definitive proxy statement to be used in connection with the solicitation of proxies for Vail Banks' annual meeting of shareholders to be held on May 16, 2005, to be filed with the SEC, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The information contained under the heading "Information Concerning Vail Banks' Independent Public Accountants" in the definitive proxy statement to be used in connection with the solicitation of proxies for Vail Banks' annual meeting of shareholders to be held on May 16, 2005, to be filed with the SEC, is incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Financial Statements.

        The following consolidated financial statements and notes thereto of Vail Banks begin on page F-1 of this Annual Report on Form 10-K.

Exhibits

        The following exhibits are required to be filed with this Annual Report on Form 10-K by Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 on the Registrant's Form SB-2, as amended, Commission File No. 333-60347)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 on the Registrant's Form SB-2, as amended, Commission File No. 333-60347)
10.1	Stock Incentive Plan, as amended (incorporated by reference from Exhibit 10.3 on the Registrant's Form SB-2, as amended, Commission File No. 333-60347)*
10.2	Amendment No. 2 to the Vail Banks, Inc. Amended and Restated Stock Incentive Plan dated April 19, 2004 (incorporated by reference from Exhibit 4.4 on the Registrant's Registration Statement on Form S-8, Commision File No. 333-122170)*
10.3	Change in Control Severance Payment Agreement by and between Vail Banks and E.B. Chester, dated November 19, 1999 (incorporated by reference from Exhibit 10.3 on the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)*
10.4	Change in Control Severance Payment Agreement by and between Vail Banks and Lisa M. Dillon, dated November 19, 1999 (incorporated by reference from Exhibit 10.4 on the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)*
10.5	Form of Restricted Stock Award Agreement (incorporated by reference from Exhibit 10.6 on the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001)*
10.6	Change in Control Severance Payment Agreement by and between Vail Banks and Dan E. Godec, dated August 18, 2003 (incorporated by reference from Exhibit 10.1 on the Registrant's Quarterly Report on Form 10-Q filed as of November 7, 2003)*
10.7	Change in Control Severance Payment Agreement by and between Vail Banks and Gary S. Judd, dated August 18, 2003 (incorporated by reference from Exhibit 10.2 on the Registrant's Quarterly Report on Form 10-Q filed as of November 7, 2003)*
10.8	Agreement for the sale of the Vail Bank Building, dated March 5, 2004 (incorporated by reference from Exhibit 10.8 on the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

10.9	Change in Control Severance Payment Agreement by and between Vail Banks and Raymond E. Verlinde, dated August 18, 2004 (incorporated by reference from Exhibit 10.9 on the Registrant's Quarterly Report on Form 10-Q filed as of November 15, 2004)*
10.10	Change in Control Severance Payment Agreement by and between Vail Banks and Paul M. Ferguson, dated July 9, 2001*
14.1	Conflict of Interest and Code of Ethics Policy (incorporated by reference from Exhibit 14 on the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003)
21.1	Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 on the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003)
23.1	Consent of Dalby, Wendland & Co., P.C., dated March 25, 2005
24.1	Power of Attorney (on signature page)
31.1	Certification by Gary S. Judd, Chief Executive Officer and President of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Raymond E. Verlinde, Chief Administrative Officer and Principal Financial and Accounting Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Gary S. Judd, Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Raymond E. Verlinde, Chief Administrative Officer and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Management contract or compensatory plan required to be filed as an exhibit.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Vail Banks, Inc.:

        We have audited the accompanying consolidated balance sheets of Vail Banks, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vail Banks, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Footnote 13, the Company adopted Financial Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (FIN 46R), effective January 1, 2004, which changed its method of accounting for its trust preferred securities.

/s/ DALBY, WENDLAND & CO., P.C. Dalby, Wendland & Co., P.C. Grand Junction, Colorado

February 8, 2005

VAIL BANKS, INC.

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
	(in thousands, except share data)
ASSETS
Cash and due from banks	$18,360	$21,628
Federal funds sold	17,295	79,280

Cash and cash equivalents	35,655	100,908
Interest-bearing deposits in banks	—	2,000
Investment securities, available for sale	103,779	76,554
Investment securities, held to maturity (fair value of $262 and $397 at December 31, 2004 and 2003, respectively)	246	370
Investments in Trust I and Trust II	743	—
Loans held for sale	7,110	2,515
Loans (includes related party loans of $10,682 and $11,239 at December 31, 2004 and 2003, respectively)	406,353	311,774
Allowance for loan losses	(3,895)	(3,503)

Net loans	402,458	308,271
Investments in bank stocks, at cost	4,457	4,371
Premises and equipment, net	38,721	38,147
Interest receivable	2,172	2,134
Goodwill	35,970	36,758
Other intangible assets, net	159	199
Other assets	3,125	3,383

	$634,595	$575,610

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits (includes related party deposits of $5,618 and $4,169 at December 31, 2004 and 2003, respectively)
Non-interest bearing	$120,127	$101,305
Interest bearing	380,317	347,210

Total deposits	500,444	448,515
Securities sold under agreements to repurchase	894	907
Federal Home Loan Bank advances	42,444	39,461
Guaranteed preferred beneficial interest in Company's subordinated debt	—	24,000
Subordinated notes to Trust I and Trust II	24,743	—
Interest payable and other liabilities	3,605	4,165

Total liabilities	572,130	517,048
Minority interest	2,563	703
Commitments and contingencies (Notes 5, 10, 12, and 14)
Shareholders' equity
Preferred stock—$1 par value; 2,250,000 shares authorized, no shares issued and outstanding at December 31, 2004 and 2003, respectively	—	—
Common stock—$1 par value; 20,000,000 shares authorized, 5,326,504 and 5,283,264 shares issued and outstanding at December 31, 2004 and 2003, respectively	5,327	5,283
Additional paid-in capital	34,944	33,916
Retained earnings	20,249	18,780
Accumulated other comprehensive loss, net of tax benefit of $364 and $71 at December 31, 2004 and 2003, respectively	(618)	(120)

Total shareholders' equity	59,902	57,859

	$634,595	$575,610

The accompanying notes are an integral part of these consolidated financial statements.

VAIL BANKS, INC.

Consolidated Statements of Income

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(in thousands, except share data)
Interest and dividend income
Loans, including fees	$26,585	$26,098	$30,153
Investment securities	4,008	3,404	3,198
Investment in Trust I and Trust II	76	—	—
Federal funds sold and other short-term investments	335	690	578

Total interest and dividend income	31,004	30,192	33,929

Interest expense
Deposits	4,252	4,644	5,070
Securities sold under agreements to repurchase	24	1	—
Short-term borrowings	425	373	246
Long-term borrowings	1,011	1,229	758
Trust preferred securities	—	2,447	2,447
Subordinated notes to Trust I and Trust II	2,523	—	—

Total interest expense	8,235	8,694	8,521

Net interest income	22,769	21,498	25,408
Provision for loan losses	704	578	382

Net interest income after provision for loan losses	22,065	20,920	25,026
Non-interest income
Deposit related	2,783	3,080	3,495
Mortgage broker fees	3,146	4,936	4,943
Other	4,274	3,126	3,586

Total non-interest income	10,203	11,142	12,024
Non-interest expense
Salaries and employee benefits	16,484	17,593	16,776
Occupancy	3,741	3,820	3,224
Furniture and equipment	2,439	2,768	2,871
Amortization of intangible assets	40	617	74
Other	5,097	6,240	5,495

Total non-interest expense	27,801	31,038	28,440

Income before income tax expense	4,467	1,024	8,610
Income tax expense	1,511	310	2,997

Net income	$2,956	$714	$5,613

Net income available to common shareholders	$2,956	$714	$5,613

Earnings per share—basic	$0.58	$0.14	$0.99
Earnings per share—diluted	$0.55	$0.13	$0.95
Weighted average common shares
Basic	5,060,627	5,220,221	5,651,737
Diluted	5,417,562	5,617,720	5,914,891

The accompanying notes are an integral part of these consolidated financial statements.

VAIL BANKS, INC.

Consolidated Statements of Shareholders' Equity and Comprehensive Income

Years Ended December 31, 2004, 2003 and 2002

	Section A Preferred Stock		Common Stock $1 Par Value
							Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount				Total
	(in thousands, except share data)
Balance at January 1, 2002	—	$—	5,754,152	$5,754	$42,531	$15,155	$16	$63,456
Issuance of common stock in conjunction with exercise of stock options	—	—	19,247	19	155	—	—	174
Repurchase of common stock	—	—	(156,600)	(156)	(1,697)	—	—	(1,853)
Issuance of restricted common stock	—	—	117,504	117	(117)	—	—	—
Recognition of stock comp. on restricted stock	—	—	—	—	189	—	—	189
Recognition of stock comp. on non-employee stock options	—	—	—	—	62	—	—	62
Declaration of dividends on common stock ($0.22 per share)	—	—	—	—	—	(1,276)	—	(1,276)
Comprehensive income
Net income	—	—	—	—	—	5,613	—	5,613
Net change in unrealized gains on investment securities available for sale, net of reclassification adjustments and taxes	—	—	—	—	—	—	407	407

Total comprehensive income	—	—	—	—	—	5,613	407	6,020

Balance at December 31, 2002	—	—	5,734,303	5,734	41,123	19,492	423	66,772
Issuance of common stock in conjunction with exercise of stock options	—	—	22,274	22	91	—	—	113
Repurchase of common stock	—	—	(651,090)	(651)	(7,780)	—	—	(8,431)
Issuance of restricted common stock	—	—	177,777	178	(178)	—	—	—
Recognition of stock comp. on restricted stock	—	—	—	—	465	—	—	465
Recognition of stock comp. on stock options	—	—	—	—	195	—	—	195
Declaration of dividends on common stock ($0.26 per share)	—	—	—	—	—	(1,426)	—	(1,426)
Comprehensive income
Net income	—	—	—	—	—	714	—	714
Net change in unrealized losses on investment securities available for sale, net of reclassification adjustment and taxes	—	—	—	—	—	—	(543)	(543)

Total comprehensive income	—	—	—	—	—	714	(543)	171

Balance at December 31, 2003	—	—	5,283,264	5,283	33,916	18,780	(120)	57,859
Issuance of common stock in conjunction with exercise of stock options	—	—	73,059	73	643	—	—	716
Issuance of restricted common stock	—	—	10,000	10	(10)	—	—	—
Forfeiture of restricted common stock	—	—	(39,819)	(39)	39	—	—	—
Recognition of stock comp. on restricted stock	—	—	—	—	353	—	—	353
Recognition of stock comp. on stock options	—	—	—	—	3	—	—	3
Declaration of dividends on common stock ($0.28 per share)	—	—	—	—	—	(1,487)	—	(1,487)
Comprehensive income
Net income	—	—	—	—	—	2,956	—	2,956
Net change in unrealized losses on investment securities available for sale, net of reclassification adjustment and taxes	—	—	—	—	—	—	(498)	(498)

Total comprehensive income	—	—	—	—	—	2,956	(498)	2,458

Balance at December 31, 2004	—	$—	5,326,504	$5,327	$34,944	$20,249	$(618)	$59,902

The accompanying notes are an integral part of these consolidated financial statements.

VAIL BANKS, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(in thousands)
Cash flows from operating activities
Net income	$2,956	$714	$5,613
Adjustments to reconcile net income to net cash provided by operating activities
Net amortization of premiums on investment securities	912	689	398
Loss (gain) on sale of investment securities	311	(15)	(416)
Amortization of deferred loan fees	(907)	(334)	—
Provision for loan losses	704	578	382
Gain on sale of loans	—	(95)	—
Depreciation and amortization of premises and equipment	1,872	2,409	2,318
Net (gain) loss on sale/disposal/write-off of premises and equipment	(1,769)	1,578	123
Amortization of other intangible assets	40	617	74
Gain on sale of foreclosed properties	(130)	(467)	(88)
Minority interest expense (income)	121	(10)	12
Recognition of stock compensation on restricted common stock	353	465	189
Recognition of stock compensation on stock options	3	195	62
Deferred income tax expense (benefit)	686	(575)	(205)
Net changes in operating assets and liabilities, net of effect of purchase business combinations
Loans held for sale	(4,595)	7,364	(2,929)
Interest receivable	(38)	(220)	657
Other assets	(170)	(955)	92
Interest payable and other liabilities	398	85	356

Net cash provided by operating activities	747	12,023	6,638

Cash flows from investing activities, net of effect of purchase business combinations
Net change in interest-bearing deposits in banks	2,000	(2,000)	—
Purchases of investment securities, available for sale	(80,327)	(75,312)	(50,338)
Purchases of bank stocks	(86)	(668)	(1,076)
Proceeds from sales of investment securities, available for sale	21,950	14,490	15,014
Proceeds from redemption of bank stocks	—	—	400
Proceeds from maturities of investment securities, held to maturity	129	315	157
Proceeds from maturities/calls/prepays of investment securities, available for sale	29,133	40,371	16,067
Net (increase) decrease in loans	(95,279)	14,325	59,107
Purchases of premises and equipment	(6,980)	(3,150)	(2,332)
Proceeds from sales of premises and equipment	8,320	78	2,843
Proceeds from sales of foreclosed properties	1,002	5,015	681

Net cash (used) provided by investing activities	(120,138)	(6,536)	40,523

Cash flows from financing activities, net of effect of purchase business combinations
Net increase (decrease) in deposits	51,939	19,817	(13,652)
Net (decrease) increase in securities sold under agreements to repurchase	(13)	907	—
Net increase in Federal Home Loan Bank advances	2,983	9,461	8,900
Proceeds from issuance of common stock	716	113	174
Repurchase of common stock	—	(8,431)	(1,853)
Payment of cash dividends on common stock	(1,487)	(1,426)	(1,276)

Net cash provided (used) by financing activities	54,138	20,441	(7,707)

Net (decrease) increase in cash and cash equivalents	(65,253)	25,928	39,454
Cash and cash equivalents at beginning of year	100,908	74,980	35,526

Cash and cash equivalents at end of year	$35,655	$100,908	$74,980

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest on deposits and borrowed funds	$8,166	$8,679	$8,603

Income taxes	$1,412	$1,564	$3,005

The accompanying notes are an integral part of these consolidated financial statements.

	2004	2003	2002
	(in thousands)
Noncash investing and financing transactions:
Foreclosure of collateralized loans, net of reserve	$1,294	$4,511	$605

Unrealized loss (gain) on investments available for sale, net of taxes	$498	$543	$(407)

Reclassification from other assets to premises and equipment	$431	$57	$—

Contribution of land by minority partner	$1,739	$—	$—

Net (forfeiture) issuance of restricted common stock	$(30)	$178	$117

Goodwill recorded in connection with acquisitions/mergers:
Cash outflows for business acquisitions/mergers (net of cash acquired)	$—	$—	$—

Total consideration	—	—	—

Net liabilities acquired, at fair value	—	788	—

Goodwill recorded	$—	$788	$—

        On January 1, 2004, the Company adopted Financial Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (FIN 46R). As a result of adoption, the Company deconsolidated its two business trusts that had been formed in 2001 to issue trust preferred securities. As a result, the Company added to its balance sheet a $743,000 investment in the two trusts and $24.7 million of subordinated notes payable to the two trusts, and removed from its balance sheet the $24 million of trust preferred securities. In accordance with FIN 46R, prior period information has not been restated.

The accompanying notes are an integral part of these consolidated financial statements.

VAIL BANKS, INC.

Notes to Consolidated Financial Statements

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

        WestStar Bank (WestStar) was formed in 1977 as a community bank to serve the local residents and businesses of Vail. In 1993, Vail Banks, Inc. (Vail Banks) was formed as a bank holding company for WestStar. WestStar offers a full range of financial services to individuals and businesses located primarily in the Western Slope and Front Range regions of Colorado. Colorado counties served by WestStar include Summit, Larimer, Grand, Eagle, Delta, Garfield, Pitkin, Mesa, Montrose and San Miguel, as well as the Denver Metropolitan area. Many of WestStar's offices are located in resort areas that are somewhat dependent on seasonal tourism. This seasonality results in fluctuation in deposit and credit needs, with deposits tending to increase during ski season.

Basis of Presentation and Consolidation

        The accompanying consolidated financial statements include the accounts of Vail Banks and its wholly-owned subsidiary, WestStar Bank. WestStar and Vail Banks own a combined 54.04% interest in Avon 56 Limited and 74.42% of Glenwood/Rose L.P. All entities are collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated in consolidation. As further discussed in Note 13, two trusts that had been previously consolidated with the Company are now reported separately.

        On August 1, 2004, First Western Mortgage Services, Inc. (First Western) was merged into WestStar. The merger did not have an impact on the consolidated financial condition or results of operations of the Company as First Western was previously owned 100% by WestStar and was included in the consolidated financial statements of the Company.

Concentrations of Credit Risk

        Concentrations of credit risk arise when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Company's loan portfolio consists primarily of commercial and real estate loans secured by real estate located in Colorado, making the value of the portfolio more susceptible to declines in real estate values and other changes in economic conditions in Colorado. The Company does not believe it has a significant exposure to any individual customer.

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

Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, balances due from banks, and federal funds sold which mature within ninety days. Cash equivalents include uninsured deposits in financial institutions approximating $12.9 million and $15.8 million at December 31, 2004 and 2003, respectively, other than amounts on deposit at the Federal Home Loan Bank (FHLB) of Topeka and the Federal Reserve Bank (the Federal Reserve). As of December 31, 2004 and 2003, $250,000 and $200,000, respectively, of the cash and due from banks balance is required to be maintained at the Federal Reserve to meet reserve requirements. Accordingly, this cash is considered to be restricted.

Interest-bearing Deposits in Banks

        Interest-bearing deposits in banks mature within one year and are carried at cost.

Federal Funds

        WestStar is required to maintain legal cash reserves in a minimum amount, computed by applying prescribed percentages to its various types of deposits. When WestStar's cash reserves are in excess of that required, it may lend the excess to other banks on an overnight basis, known as "federal funds sold." Conversely, when cash reserves are less than required, WestStar may borrow funds on an overnight basis, known as "federal funds purchased."

Investment Securities

        Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held to maturity" and reported at cost, adjusted for amortization or accretion of premiums or discounts. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of consolidated shareholders' equity, and the annual change in such gains and losses are reported as other comprehensive income. Transfer of securities between categories is recorded at fair value on the date of transfer. For the years ended December 31, 2004, 2003 and 2002, the Company did not transfer securities between categories.

        Realized gains and losses on the sale of available for sale securities are recorded on the trade date and are determined using the specific identification method. Discounts or premiums are accreted or amortized to interest income using the effective interest method over the terms of the related security.

Investments in Bank Stocks

        The Company has investments in the stocks of the FHLB, Federal Reserve and Bankers' Bank of the West. These investments are carried at cost and are classified as restricted, as the Company can only sell these stocks back to the respective issuers at par value or to the other member banks. Dividends on these stocks are included in "Interest and dividend income—Investment securities" in the accompanying consolidated statements of income.

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

        The Company sells mortgage loans to certain investors subject to contractual recourse provisions that may obligate the Company to repurchase a mortgage loan if certain monthly payments during the first six months after the sale of the loan are not made by the borrower. The Company has not historically repurchased mortgage loans and does not anticipate that future repurchases will be necessary.

Loans and Interest Income

        Loans that the Company has the intent and ability to hold until maturity or pay-off are reported net of unearned interest and unamortized deferred fees and costs. Interest income on loans is accrued daily on the unpaid principal balance, if such income is deemed collectible. Generally, the Company places loans on nonaccrual status when payments are more than 90 days past due or when management believes it is probable that the Company will not collect its entire outstanding principal. Past due status is based on the contractual terms of the loan. When interest accrual is discontinued, all unpaid interest accrued to date is generally reversed unless the net realizable value of the underlying collateral is sufficient to cover principal and accrued interest. When such a reversal is made, uncollected interest accrued during prior years is charged to the allowance for loan losses. All other interest reversed on nonaccrual loans is charged against current year interest income. Interest income is subsequently recognized only to the extent cash payments are received, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

        Loan origination and commitment fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method over the contractual life of the loan.

Provision and Allowance for Loan Losses

        The allowance for loan losses represents the Company's recognition of the risks of extending credit and its evaluation of the loan portfolio. The allowance is maintained at a level considered adequate to provide for probable loan losses based on management's assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance is increased by provisions charged to expense and reduced by loans charged off, net of recoveries. Loan losses are charged against the allowance when management believes the uncollectibility of the loan balance is confirmed.

        The Company has established a formal process for determining an adequate allowance. WestStar lending associates are responsible for ongoing reviews of the quality of the loan portfolio. The Company has an internal loan review function that issues quarterly reports to the Audit Committee. State and federal regulatory agencies, as an integral part of their examination process, also review WestStar's loans and its allowance. A list containing problem loans is updated by management and reviewed by the Board of Directors monthly. The allowance calculation process has two components.

The first component represents the allowance for impaired loans computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114 component), as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures an amendment of FASB Statement No. 114. To determine the SFAS 114 component, collateral dependent impaired loans are evaluated using internal analyses as well as third-party information, such as appraisals. If an impaired loan is unsecured, it is evaluated using a discounted cash flow of the payments expected over the life of the loan giving consideration to currently existing factors that would impact the amount or timing of the cash flows. The second component is the allowance calculated under SFAS No. 5, Accounting for Contingencies (SFAS 5 component), and represents the estimated probable but undetected losses inherent within the portfolio due to uncertainties in economic conditions, delays in obtaining information about a borrower's financial condition, delinquent loans that have not been determined to be impaired, trends in speculative construction real estate lending, results of internal and external loan reviews, and other factors. This component of the allowance is calculated by assigning a certain risk weighting, within a predetermined range, to each identified risk factor. Management has an internal goal to maintain the allowance for loan losses between 0.75% and 1.50% of average gross loans. The recorded allowance is the aggregate of the SFAS 114 and SFAS 5 components.

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

Rate Lock Commitments

        On March 13, 2002, the Financial Accounting Standards Board determined that loan commitments related to the origination or acquisition of mortgage loans that will be held for sale must be accounted for as derivative instruments, effective for fiscal quarters beginning after April 10, 2002. Accordingly, the Company adopted such accounting on July 1, 2002.

        The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at their fair value in loans held for sale, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and, for fixed-rate commitments, also considers the difference between current levels of interest rates and the committed rates. Prior to July 1, 2002, such commitments were recorded to the extent of fees received. Fees received were subsequently included in net gain or loss on sale of mortgage loans.

        The cumulative effect of adopting SFAS No. 133 for rate lock commitments as of July 1, 2002 was not material.

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

Foreclosed Properties

        Assets acquired through foreclosure, deed in lieu of foreclosure, or repossession are held for sale and are recorded at the lower of cost or fair value less estimated costs to sell. As of December 31, 2004 and 2003, foreclosed properties totaled $785,000 and $362,000, respectively, and are included in "Other assets" in the accompanying consolidated balance sheets. Losses at the time of transfer from loans are charged to the allowance. Subsequent adjustments to value and gains or losses on sales are included in non-interest expense in the accompanying consolidated statements of income. Rental income and costs of maintaining the properties are also included in the accompanying consolidated statements of income.

Mortgage Broker Fees

        Origination fees are recorded in non-interest income upon funding of the loan. Broker fees are recorded in non-interest income upon purchase of the loan by an outside investor.

Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Vail Banks and its subsidiary, WestStar Bank, file consolidated income tax returns.

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

        Fair value estimates are based on financial instruments owned at December 31, 2004 and 2003 without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments, including deferred tax assets and premises and equipment. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in these estimates.

Earnings Per Share

        Basic earnings per share represents net income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share, except that the weighted average common shares outstanding is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares (stock options and restricted stock awards) had been exercised. Common equivalent shares are not included where inclusion would be anti-dilutive (the exercise price of the options was greater than the average market price of a common share). In addition, net income available to common shareholders is adjusted for any changes in net income that would have resulted from the assumed conversion of the potential common shares.

Stock Incentive Plan

        The Company accounts for its stock incentive plan (the Plan) in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. This statement permits entities to expense over the vesting period the fair value of stock-based awards as measured on the date of grant. Alternatively, SFAS 123 allows entities to apply the provisions of Accounting Principles Board (APB) Opinion No. 25 while disclosing pro forma net income and pro forma earnings per share for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to apply the accounting provisions of APB Opinion No. 25 to employee stock option grants and provide the pro forma disclosure provisions of SFAS 123. Accordingly, no stock-based compensation cost for employee stock option grants has been recognized in the consolidated financial statements (other than as described in Footnote 15), as options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Any non-employee stock option grants are accounted for under SFAS 123.

        The fair value of each employee stock option grant was estimated on the date of grant using the Black-Scholes option- pricing model. The following weighted-average assumptions were used:

	2004	2003	2002
Dividend yield	**	2.0%	2.0%
Expected life	**	7 years	6 years
Expected volatility	**	27.5%	27.0%
Risk-free interest rate	**	3.6%	4.8%

**
There were no stock option grants during 2004.

        Had the Company determined compensation cost based on the fair value accounting provisions prescribed by SFAS 123 and using the assumptions listed above, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	2004	2003	2002
	(in thousands, except share data)
Net income
As reported	$2,956	$714	$5,613
Deduct: Total stock-based employee compensation determined under the fair value method, net of tax	(122)	(212)	(270)

Pro forma	2,834	502	5,343

Earnings per share—basic
As reported	$0.58	$0.14	$0.99
Pro forma	0.56	0.10	0.95
Earnings per share—diluted
As reported	0.55	0.13	0.95
Pro forma	0.50	0.09	0.88

Recently Adopted Accounting Standards

        In January 2003, the Financial Accounting Standards Board (the FASB) issued Financial Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (FIN 46R). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51), addresses consolidation by business enterprises of special-purpose entities (SPE's) or enterprises where ownership interests in an entity may vary over time. To be consolidated for financial reporting, these SPE's must have certain characteristics. ARB 51 requires that an enterprise's consolidated financial statements include only subsidiaries in which the enterprise has a controlling financial interest. The Company adopted FIN 46R on January 1, 2004. As a result of adoption, the Company no longer consolidates its two subsidiary trusts that had been formed in 2001 to issue trust preferred securities because the Company does not have controlling financial interests over the trusts, as specifically defined by FIN 46R. The effect of this change is that the Company now excludes the trust preferred securities issued by the subsidiary trusts from its consolidated balance sheets and includes the subordinated debentures issued by the Company to the trusts. In accordance with FIN 46R, prior period information was not restated. Additionally, there was no cumulative effect on retained earnings or a change in the Company's capital ratios as a result of this adoption.

        In November 2003, the Emerging Issues Task Force (EITF) published issue summary 03-1 (EITF 03-1), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 addressed an entity's treatment of the impairment of securities when such impairment is considered other than temporary. The preliminary summary required disclosures only related to other than temporary impairment. In March 2004, the EITF continued its discussion and reached a consensus on the procedures for recognizing an impairment of securities considered other than temporarily impaired. The guidance in EITF 03-1 was intended to be effective for reporting periods beginning after June 15, 2004. However, in September 2004, the FASB issued FSP EITF 03-1-1, which deferred the effective date for the measurement and recognition provisions of EITF 03-1 until further implementation guidance could be established. Management does not believe the provision of this standard, as currently written, will have a material impact on the results of future operations. The Company has determined that it has the ability and intent to hold its investments classified as available for sale for a reasonable period of time sufficient for the fair value of the securities to recover.

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

Recently Issued Accounting Standards

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Opinion No. 29 included, however, certain exceptions to that principle. This statement amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect adoption of this statement to have an effect on the Company's consolidated financial condition or results of operations.

        In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, a revision of SFAS 123, Accounting for Stock-Based Compensation. This statement also supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires the fair value method of accounting for share-based payments and eliminates the intrinsic value method. This statement applies to all share-based awards granted after the required effective date, July 1, 2005, and to awards modified, repurchased, or cancelled after that date. This statement also requires application of either the modified prospective or modified retrospective application method for the portion of outstanding awards that are unvested as of the effective date. The Company estimates it will have approximately 25,000 unvested stock options upon adoption of this statement for which the modified prospective application method will be applied. The Company estimates that adoption of this standard will have an insignificant effect on the Company's consolidated financial condition or results of operations. Should the Company grant new stock options in 2005, the effect on the Company's consolidated financial condition or results of operations will change.

Reclassifications

        Certain reclassifications have been made to the previous consolidated financial statements to conform to the 2004 presentation.

2.     INVESTMENT SECURITIES

        Investment securities at December 31 consist of the following:

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities available for sale
Government agencies(1)	$24,308	$66	$(412)	$23,962
State and municipal	19,663	296	(21)	19,938
Mortgage-backed securities	56,294	124	(671)	55,747
Agency preferred stock	4,496	—	(364)	4,132

Total securities available for sale	$104,761	$486	$(1,468)	$103,779

Securities held to maturity
Mortgage-backed securities	$246	$16	$—	$262

Total securities held to maturity	$246	$16	$—	$262

(1)
Includes mortgage-backed government agencies.

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities available for sale
Government agencies(1)	$20,869	$47	$(103)	$20,813
State and municipal	20,282	108	(113)	20,277
Mortgage-backed securities	31,080	177	(182)	31,075
Agency preferred stock	4,514	15	(140)	4,389

Total securities available for sale	$76,745	$347	$(538)	$76,554

Securities held to maturity
Mortgage-backed securities	$370	$27	$—	$397

Total securities held to maturity	$370	$27	$—	$397

(1)
Includes mortgage-backed government agencies.

        Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of securities by contractual maturity at December 31, 2004 are as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$—	—	—	—
Due after one year through five years	16,742	16,549	—	—
Due after five years through ten years	305	316	—	—
Due after ten years	23,747	23,647	—	—

	40,794	40,512	—	—
Mortgage-backed securities	63,967	63,267	246	262

	$104,761	103,779	246	262

        Market changes in interest rates can result in fluctuations in the market price of securities resulting in temporary unrealized losses. The majority of the gross unrealized losses have been in an unrealized loss position for less than 12 months. These are temporary losses due primarily to increases in interest rates on mortgage-backed securities. These securities are highly-rated, investment grade securities issued by government sponsored organizations. The reason for the temporary loss is that interest rates on these securities are higher than when they were originally purchased as a result of market supply and demand factors. Management does not believe any individual unrealized loss as of December 31, 2004, represents an other-than-temporary impairment. Information pertaining to securities with gross unrealized losses at December 31, 2004, aggregated by investment category and length of time that the individual securities have been in a continuous loss position follows:

	Less than 1 Year			More than 1 Year			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Government agencies(1)	34	$16,627	$(193)	15	$3,367	$(220)	49	$19,994	$(413)
State and municipal	3	1,059	(11)	4	1,177	(10)	7	2,236	(21)
Mortgage-backed securities	40	46,495	(658)	1	638	(12)	41	47,133	(670)
Agency preferred stock	2	2,632	(337)	1	1,500	(27)	3	4,132	(364)

Total available-for-sale securities with gross unrealized losses	79	$66,813	$(1,199)	21	$6,682	$(269)	100	$73,495	$(1,468)

(1)
Includes mortgage-backed government agencies.

        Unrealized losses on investment securities have not been recognized on the income statement because the investments are of high credit quality, management has the intent and ability to hold the investments for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the investments approach their maturity date or reset date.

        The following table presents the components of investment income for the periods presented:

	2004	2003	2002
	(in thousands)
Taxable interest income	$2,310	$2,146	$2,507
Nontaxable interest income	1,485	1,058	500
Dividends	213	200	191

	$4,008	$3,404	$3,198

        During the year ended December 31, 2004, the Company sold certain securities that had been classified as available-for-sale. Proceeds from these sales amounted to $22 million, resulting in a loss of $311,000. During the year ended December 31, 2003, the Company sold certain securities that had been classified as available-for-sale. Proceeds from these sales amounted to $14.5 million, resulting in a gain of $15,000. Additionally during 2002, the Company redeemed $400,000 of FHLB stock at par.

        Securities with a carrying value of $62.4 million and $56.4 million at December 31, 2004 and 2003, respectively, are pledged as collateral to secure public deposits and for other purposes as permitted or required by law. See Footnote 7 for further information. Securities with a carrying value of $894,000 and $907,000 were sold under agreements to repurchase as of December 31, 2004 and 2003. See Footnote 8 for further information.

        As a member of the FHLB system, the Company is required to maintain an investment in stock of the FHLB equal to the greater of 1% of certain residential mortgages or 5% of FHLB advances. The Company has a blanket pledge with the FHLB and has pledged all of its FHLB stock and certain qualifying loans to secure outstanding advances from the FHLB. See Footnotes 3, 4 and 10 for further information.

3.     LOANS

        Loans at December 31 consist of the following:

2004	2003
(in thousands)
Commercial, industrial and land	$239,946	$185,158
Real estate-construction	92,705	63,844
Real estate-mortgage	69,164	57,602
Consumer and other	5,814	5,940

Gross loans	407,629	312,544
Less:	Allowance for loan losses	(3,895)	(3,503)
Net deferred loan fees	(1,276)	(770)

Loans, net	$402,458	$308,271

        Loans totaling $139.3 million and $98.8 million at December 31, 2004 and 2003 were pledged to secure advances from the FHLB. See Footnote 10 for further information.

        As of December 31, 2004 and 2003, $74,000 and $116,000, respectively, of deposit account overdrafts have been reclassified to loans. These amounts are included in the "Consumer and other" category in the table, above. See Footnote 7 for further information.

        Transactions in the allowance are summarized as follows:

	2004	2003	2002
	(in thousands)
Allowance at beginning of year	$3,503	$3,747	$4,375
Loans charged off	(670)	(1,101)	(1,640)
Recoveries on loans previously charged off	358	279	630
Provision for loan losses	704	578	382

Allowance at end of year	$3,895	$3,503	$3,747

        Loans having carrying values of $1.3 million and $4.5 million were transferred to foreclosed properties during 2004 and 2003, respectively.

        The principal balance of loans on which the accrual of interest has been discontinued was $235,000 and $1.7 million at December 31, 2004 and 2003, respectively. Interest income that would have been recorded for nonaccrual loans, had they been performing in accordance with their contractual requirements, was $34,000 and $357,000 for the years ended December 31, 2004 and 2003, respectively. Actual interest income recorded for these loans was $10,000 and $186,000 for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, $17,000 and $164,000, respectively, of loans were past due 90 days and still accruing interest.

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

        The following is a summary of information pertaining to impaired loans at December 31:

	2004	2003
	(in thousands)
Impaired loans without a valuation allowance	$5,539	$4,817
Impaired loans with a valuation allowance	2,006	2,862

Total impaired loans	$7,545	$7,679

Valuation allowance related to impaired loans	$473	$548

	2004	2003	2002
	(in thousands)
Average investment in impaired loans*	$1,958	$2,856	$3,480
Interest income recognized on impaired loans*	163	284	196

*
For impaired loans with a valuation allowance

4.     INVESTMENT IN BANK STOCKS

        Investment in bank stocks at December 31 consists of the following:

	2004	2003
	(in thousands)
Federal Home Loan Bank Stock	$2,404	$2,318
Federal Reserve Bank Stock	1,870	1,870
Bankers' Bank of the West Stock	183	183

	$4,457	$4,371

5.     PREMISES AND EQUIPMENT

        Premises and equipment at December 31 consist of the following:

	2004	2003
	(in thousands)
Land	$9,596	$8,739
Buildings	25,470	26,579
Leasehold improvements	4,193	4,692
Furniture, fixtures and equipment	11,347	9,588

	50,606	49,598
Accumulated depreciation and amortization	(11,885)	(11,451)

Premises and equipment, net	$38,721	$38,147

        Depreciation and amortization expense on premises and equipment was $1.9 million, $2.4 million and $2.3 million for the years ended December 31, 2004, 2003 and 2002, respectively, and is included in occupancy expense and furniture and equipment expense in the accompanying consolidated statements of income.

        On March 5, 2004, the Company sold its bank building in Vail, Colorado and is leasing back a portion of the space. The sale resulted in a gain of approximately $1.7 million, all of which was recognized at the time of the sale. The lease, which is being accounted for as an operating lease, has a term of five years with three five-year renewal options and will require future minimum lease payments aggregating approximately $494,000. The proceeds of the sale included a mortgage note receivable of $7.9 million due in 2024, with an interest rate of 5.30%. Commissions related to the sale of $261,000 were paid to two related parties.

        During 2003, the Company scrutinized its premises and equipment listing and determined that certain premises and equipment were no longer required for the efficient operation of the Company. These premises and equipment were written off during the fourth quarter of 2003 resulting in a pre-tax charge to income of $1.6 million.

        The Company leases certain facilities under noncancelable operating leases that expire through the year 2011. Several leases have renewal options that extend through 2028. The cost of such renewals is not included below. Future minimum rental commitments under the leases as of December 31, 2004 are as follows:

(in thousands)
2005	$769
2006	733
2007	596
2008	539
2009	385
Thereafter	223

$3,245

        Rental expense for facilities and equipment was $1.4 million, $1.3 million and $1.1 million for the years ended December 31, 2004, 2003 and 2002, and is included in occupancy expense and furniture and equipment expense in the accompanying consolidated statements of income.

6.     GOODWILL AND OTHER INTANGIBLE ASSETS

        During June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), which provides guidance on how to account for goodwill and intangible assets after an acquisition has been completed. Specifically, all new and pre-existing goodwill will no longer be amortized, but instead will be tested for impairment on an annual basis. Amortization of other intangible assets will continue. The Company adopted the provisions of SFAS 142 on January 1, 2002 and determined that the net unamortized goodwill of $36.0 million was not impaired as of that date. SFAS 142 requires that an annual impairment test be performed. The Company performed this annual goodwill impairment test during the fourth quarters of 2004 and 2003 and determined that the goodwill was not impaired as of either of those dates.

        The changes in the carrying amount of goodwill are as follows:

	2004	2003	2002
	(in thousands)
Goodwill at beginning of year	$36,758	$35,970	$35,970
Goodwill acquired during year**	—	788	—
Goodwill disposed of during year***	(788)	—	—

Goodwill at end of year	$35,970	$36,758	$35,970

**
The additional goodwill recorded during 2003 was necessary to properly record deferred taxes related to the acquisition of the Vail bank building.

***
Decrease pertains to the sale of the Vail bank building, which occurred during the first quarter 2004. See additional information in Footnote 5.

        Goodwill assigned to each of the Company's reportable segments (see Footnote 24) as of December 31 is as follows:

	2004	2003
	(in thousands)
Banking	$33,079	$33,867
Mortgage origination	1,749	1,749
Other	1,142	1,142

	$35,970	$36,758

        The changes in the carrying amount of other intangible assets are as follows:

	2004	2003	2002
	(in thousands)
Net other intangible assets at beginning of year	$199	$816	$890
Amortization expense	(40)	(617)	(74)

Net other intangible assets at end of year	$159	$199	$816

        The Company annually reviews its intangible assets for other-than-temporary impairment. If circumstances indicate that impairment may exist, recoverability of the asset is assessed based on expected undiscounted net cash flows. The Company performed its annual impairment test of other intangible assets for the fourth quarters of 2004 and 2003. Due to the attrition of acquired deposit accounts in 2003, the Company determined that $543,000 of the remaining net book value was no longer a valid asset and recorded this amount as additional amortization expense during 2003. The Company also determined that as of December 31, 2003, the core deposit intangible asset had a remaining useful life of five years. No other-than-temporary impairment was recognized in 2004.

        Other intangible assets are assigned only to the Company's banking segment.

        The following table presents future estimated intangible amortization expense as of December 31, 2004:

(in thousands)
2005	$40
2006	40
2007	40
2008	39

$159

7.     DEPOSITS

        Deposits at December 31 consist of the following:

	2004	2003
	(in thousands)
Non-interest bearing checking	$120,127	$101,305
Interest bearing checking	92,279	88,191
Money market	132,388	103,969
Savings	31,261	29,873
Certificates of deposit under $100,000	51,541	55,978
Certificates of deposit $100,000 and over	72,848	69,199

	$500,444	$448,515

        As of December 31, 2004 and 2003, $74,000 and $116,000, respectively, of overdrafts have been reclassified to loans. See Footnote 3 for further information.

        Public deposits are collateralized by investment securities with carrying values of $62.4 million and $56.4 million as of December 31, 2004 and 2003, respectively. See Footnote 2 for further information. Additionally, the Bank has an $18.0 million stand-by irrevocable letter of credit pledged as collateral for uninsured public fund deposits. See Footnote 10 for further information.

        Scheduled maturities of time deposits at December 31, 2004 are as follows:

	2005	2006	2007	2008	2009	Thereafter	Total
	(in thousands)
Certificates of deposit under $100,000	$40,910	6,831	2,065	1,231	447	57	51,541
Certificates of deposit $100,000 and over	63,711	5,907	1,468	1,292	311	159	72,848

	$104,621	12,738	3,533	2,523	758	216	124,389

8.     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

        Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. At December 31, 2004 and 2003, the carrying amount of securities sold to secure repurchase agreements was $894,000 and $907,000. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

9.     RELATED PARTY TRANSACTIONS

        In the ordinary course of business, the Company has loans receivable from directors, executive officers and principal shareholders (holders of more than five percent of the outstanding shares of common stock) of the Company and their affiliates as follows:

(in thousands)
Balance at January 1, 2004	$11,239
New loans, including renewals	587
Payments, including renewals	(1,144)

Balance at December 31, 2004	$10,682

        Deposits from related parties held by WestStar at December 31, 2004 and 2003 amounted to $5.6 million and $4.2 million, respectively.

10.   BORROWINGS

        WestStar is a member of the FHLB of Topeka and, as a regular part of its business, obtains advances from this FHLB. Advances bear interest at a fixed rate and are collateralized by FHLB stock owned by WestStar and certain qualifying loans receivable. See Footnote 3 for further information. As of December 31, 2004, the authorized borrowing line totaled $139.3 million of which $42.4 million was outstanding. Additionally, $18.0 million was a stand-by irrevocable letter of credit pledged as collateral for uninsured public fund deposits. See Footnote 7 for further information. Interest rates on outstanding FHLB borrowings at December 31, 2004 ranged from 2.02% to 5.45%. Interest payments on outstanding advances are due monthly. Principal repayments for certain advances are due at maturity, while other advances require annual principal repayments until fully repaid upon final maturity. Early repayment of advances will result in a prepayment penalty.

        The contractual maturities of borrowings as of December 31, 2004 are as follows:

	Borrowings	Weighted Average Interest Rate
	(in thousands)
2005	$15,719	3.15%
2006	7,885	4.20
2007	2,596	3.83
2008	2,133	3.92
2009	1,682	4.12
Thereafter	12,429	4.45

	$42,444	3.95%

        WestStar has established an unsecured, overnight federal funds line with Bankers' Bank of the West that expires on August 31, 2005. As of December 31, 2004, the authorized borrowing line totaled $38.2 million with no amounts outstanding.

        WestStar has also established overnight federal funds lines with First Tennessee Bank, N.A. (First Tennessee) totaling $20.0 million. If drawn upon, $10.0 million will be a secured line and $10.0 million will be an unsecured line. These lines are subject to cancellation by First Tennessee at any time upon the occurrence of certain conditions. As of December 31, 2004, no amounts were outstanding under the lines.

11.   INCOME TAXES

        Income tax expense for the years ended December 31 consists of the following:

	Current	Deferred	Total
	(in thousands)
Year ended December 31, 2004
Federal	$786	593	1,379
State	39	93	132

	$825	686	1,511

Year ended December 31, 2003
Federal	$817	$(519)	$298
State	68	(56)	12

	$885	$(575)	$310

Year ended December 31, 2002
Federal	$2,878	$(250)	$2,628
State	324	45	369

	$3,202	$(205)	$2,997

        Income tax expense differs from the amounts computed by applying the statutory federal income tax rate to pretax earnings as a result of the following:

	2004	2003	2002
	(in thousands)
Tax expense computed at the statutory federal tax rate	$1,519	$348	$2,927
Tax effect of:
State income taxes, net of federal income tax effects	108	23	213
Dividends subject to exclusion	(51)	(88)	(70)
Tax-exempt interest	(338)	(258)	(56)
Assets written off for tax purposes	—	236	—
Goodwill from building sale	268	—	—
Other, net	5	49	(17)

	$1,511	$310	$2,997

        Temporary differences between consolidated financial statement carrying amounts and tax bases of assets and liabilities resulting in significant components of deferred income taxes at December 31 are as follows:

	2004	2003
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$71	$112
Unrealized losses on investment securities available for sale	364	71
Allowance for loan losses	1,444	1,299
Write-off of purchased goodwill with remaining tax basis	686	786
Other	390	584

Total deferred tax assets	2,955	2,852

Deferred tax liabilities
Basis of premises and equipment	1,329	2,130
Installment sale on Vail Bank Building	1,293	—
Other	158	154

Total deferred tax liabilities	2,780	2,284

Net deferred tax asset	$175	$568

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

        The Company has $2.3 million in net operating loss carryforwards for state income tax purposes, the components of which expire in the years 2007 through 2011. These net operating loss carryforwards are subject to separate return limitations.

12.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

        At December 31, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2004	2003
	(in thousands)
Financial instruments whose contractual amounts represent credit risk
Commitments to extend credit*	$100,744	$53,570
Letters of credit	3,842	4,442

	$104,586	$58,012

*
Of the $100.7 million of commitments to extend credit at December 31, 2004, $95.9 million were at variable rates and $4.8 million were at fixed rates. Of the $53.6 million of commitments to extend credit at December 31, 2003, $50.5 million were at variable rates and $3.1 were at fixed rates.

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

        Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Letters of credit are used to guarantee performance primarily on development and construction projects. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Those commitments are primarily issued on behalf of local businesses.

13.   SUBORDINATED NOTES TO TRUST I AND TRUST II

        During February 2001, Vail Banks formed Vail Banks Statutory Trust I (Trust I), a wholly owned statutory trust. On February 22, 2001, Trust I issued $16.5 million of 10.20% trust preferred securities (the Trust I Securities). Interest on the Trust I Securities is payable semi-annually. The Trust I Securities have a 30-year maturity and can be called beginning in February 2011. In connection with the issuance of the Trust I Securities, Vail Banks issued to Trust I $17.0 million principal amount of its 10.20% subordinated notes (the Trust I Notes), that are due in 2031 and can be called beginning in February 2011. Interest on the Trust I Notes is payable semi-annually to Trust I. The 3% underwriting fee was capitalized and is included in "Other Assets" in the accompanying consolidated balance sheets. The fee is being amortized to expense over the 10-year call period. A portion of the proceeds from the Trust I Securities was used to pay the $2 million outstanding principal plus accrued interest on the line of credit with Bankers' Bank of the West. The remainder of the proceeds was used for general corporate purposes including the repurchase of shares of common stock and for a capital contribution into WestStar. See Footnote 15 for further information.

        During March 2001, Vail Banks formed Vail Banks Statutory Trust II (Trust II), a wholly owned statutory trust. On March 28, 2001, Trust II issued $7.5 million of 10.18% trust preferred securities (the Trust II Securities). Interest on the Trust II Securities is payable semi-annually. The Trust II Securities have a 30-year maturity and can be called beginning in March 2011. In connection with the issuance of the Trust II Securities, Vail Banks issued to Trust II $7.7 million principal amount of its 10.18% subordinated notes (the Trust II Notes), that are due in 2031 and can be called beginning in March 2011. Interest on the Trust II Notes is payable semi-annually to Trust II. The 3% underwriting fee was capitalized and is included in "Other Assets" in the accompanying consolidated balance sheets. The fee is being amortized to expense over the 10-year call period. Proceeds from the Trust II Securities were used for general corporate purposes including the repurchase of shares of common stock. See Footnote 15 for further information.

        On January 1, 2004, the Company adopted FIN 46R. As a result of adoption, the Company no longer includes Trust I and II in its consolidated financial condition and results of operations. As permitted by FIN 46R, prior period information has not been restated. Accordingly, the 2002 and 2003 financial statements include the $24.0 million of trust preferred securities and $2.4 million of related interest expense. For 2004, the financial statements include the Company's $743,000 investment in the trusts, the $24.7 million of subordinated debentures issued by the Company to the trusts, and the $2.5 million of related interest expense.

14.   LEGAL CONTINGENCIES

        From time to time, the Company is party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans and other issues relating to the business of the Company. Management of the Company does not believe that there is any pending or threatened proceeding against the Company which would have a material effect on the Company's consolidated financial statements.

15.   SHAREHOLDERS' EQUITY

Stock Repurchase Plan

        At its meeting on January 17, 2005, the Company's Board of Directors reauthorized the Company's stock repurchase program that was originally approved in February 2001. Since inception of the program through December 31, 2004, the Company has repurchased 1,535,380 shares at an average price of $12.10 per share, or approximately $19 million. The total amount of repurchases under the program, both previously completed and allowable up to January 2006, aggregate approximately $29 million. The Company did not repurchase any common shares during 2004.

Dividends

        Payment of dividends is at the discretion of the Board and is determined by taking into account the earnings, capital levels, cash requirements, and the financial condition of Vail Banks and WestStar, as well as applicable government regulations and other relevant factors. The principal source of Vail Banks' income is dividends from WestStar. There are statutory and regulatory requirements applicable to the payment of dividends by WestStar to Vail Banks, as well as by Vail Banks to its shareholders. Due to the volume of dividends paid relative to earnings in earlier years, any dividend payments from WestStar to Vail Banks currently require prior regulatory approval. Management believes that approval will be granted as long as WestStar maintains its well-capitalized regulatory status.

Stock Incentive Plan

        In January 1998, the Company adopted a stock incentive plan pursuant to which the Compensation Committee (the Committee) of the Board may grant incentive stock options, nonqualified stock options, restricted stock awards and performance share awards to certain employees, directors and others who perform services for the Company.

        The number of shares available for grant of awards under the Plan, if any, will be determined by the Company's shareholders. On May 17, 2004, shareholders approved an amendment to the Amended and Restated Stock Incentive Plan, as amended (the Plan), to increase the number of shares available under the Plan from 1,000,000 to 1,250,000 shares and to provide that the new total number of shares will increase on January 1st of each year using a formula based on increases in the total number of shares outstanding. The amendment also increased the number of shares reserved for the grant of incentive stock options from 500,000 to 625,000 shares. If granted, outstanding options will be counted against the authorized pool of shares, regardless of their vested status. At December 31, 2004, there were 331,672 shares available for grant under the Plan.

        The option exercise price for each stock option grant will not be less than the fair market value on the date the option is granted. The Committee may determine the restrictions and conditions under which options may be exercised. Options must be exercised within ten years of the date granted.

        The following table summarizes the Company's stock option activity and related information for the three years ended December 31, 2004:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2002	633,680	$9.59
Granted	58,397 (a)	11.27
Forfeited	(32,577)	10.41
Exercised	(19,247)	9.03

Options outstanding at December 31, 2002	640,253	9.71
Granted	33,500 (a)	12.22
Forfeited	(59,945)	10.04
Exercised	(22,274)	9.68

Options outstanding at December 31, 2003	591,534	9.82
Granted	— (a)	—
Forfeited	(12,469)	11.32
Exercised	(73,059)	9.79

Options outstanding at December 31, 2004	506,006	$9.79

Options exercisable at December 31, 2004	461,661	$9.63

Options exercisable at December 31, 2003	492,608	$9.57

Options exercisable at December 31, 2002	439,181	$9.37

(a)
Using the Black-Scholes option-pricing model, the weighted-average fair value of options granted at market value in 2003 and 2002 was estimated to be $3.35 and $3.33, respectively. The weighted-average fair value of options granted below market value in 2002 was estimated to be $3.72. No options were granted below market value during 2003. No options were granted in 2004. See Footnote 1 for a discussion of the pricing assumptions.

        The following table summarizes information pertaining to stock options outstanding as of December 31, 2004:

	Options Outstanding
		Weighted Average Remaining Contractual Life (Years)		Options Exercisable
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$8.00 - $8.99	201,898	3.3	$8.5370	201,898	$8.5370
9.00 - 9.99	105,012	2.6	9.4696	105,012	9.4696
10.00 - 10.99	83,484	5.2	10.3926	75,818	10.4070
11.00 - 11.99	50,862	6.9	11.3479	32,183	11.3665
12.00 - 12.99	64,750	5.6	12.2382	46,750	12.2433

	506,006	4.1	$9.7929	461,661	$9.6288

        During July 2000, the Company granted 80,000 stock options to an officer of the Company, who subsequently resigned in November 2000. Upon the officer's resignation, 70,400 unvested shares were not forfeited, but were instead allowed to continue vesting. The Company was previously recognizing compensation expense of $268,000 ratably over the vesting period of four years. In accordance with SFAS 123 and Financial Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the Company recognized compensation expense related to these options of $53,000 during 2002. During 2003, the Company accelerated the vesting so that all options were fully vested at December 31, 2003. The Company recognized the remaining compensation expense related to these options of $152,000 during 2003.

        During May 2002, the Company granted 19,988 stock options at a strike price below fair market value. Under APB Opinion No. 25, the Company is recognizing compensation of $20,000 (equal to the difference between the fair market value of the stock on the date of the grant and the strike price of the options) over the vesting period of four years. Compensation expense related to these options of $3,000, $6,000 and $9,000 was recognized during 2004, 2003 and 2002, respectively.

        On May 12, 2003, the Board approved the grant of 6,250 stock options to two individuals as an inducement to become officers of WestStar. The options were granted outside of the Plan and when exercised, these stock options will result in the employees receiving unregistered shares of stock. The following table summarizes the Company's inducement stock option activity and related information for the two years ended December 31, 2004:

	Number of Shares		Weighted Average Exercise Price
Inducement options outstanding at January 1, 2003	—		$—
Granted	6,250	(a)	12.28

Inducement options outstanding at December 31, 2003	6,250		12.28
Forfeited	(1,875)		12.28

Inducement options outstanding at December 31, 2004	4,375		12.28

Inducement options exercisable at December 31, 2004	1,562		$12.28

Inducement options exercisable at December 31, 2003	—		$—

(a)
Using the Black-Scholes option-pricing model, the weighted-average fair value of options granted at market value in 2003 was estimated to be $4.31. See Footnote 1 for a discussion of the pricing assumptions. No options were granted in 2004.

        The following table summarizes information pertaining to inducement stock options outstanding as of December 31, 2004:

	Inducement Options Outstanding
				Inducement Options Exercisable
		Weighted Average Remaining Contractual Life (Years)
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12.00 - 12.99	4,375	7.2	$12.2800	1,562	$12.2800

	4,375	7.2	$12.2800	1,562	$12.2800

        During December 2003 an officer of the Company resigned. Upon the officer's resignation the Company accelerated the vesting of 11,304 unvested stock options so that they were fully vested at December 31, 2003. In accordance with SFAS 123 and Financial Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the Company recomputed total compensation related to the unvested options as of the resignation date when the officer transferred from employee to non-employee status and recognized compensation expense of $37,000 during 2003. The Company used the Black-Scholes option-pricing model to compute the compensation expense. The following weighted-average assumptions were used: (1) dividend yield of 2.12%, (2) expected life of 4.7 years, (3) expected volatility of 29.8%, and (4) risk-free interest rate of 3.3%.

        The Plan also provides for the grant of restricted stock awards subject to restrictions, which the Committee may determine. The restrictions would typically require continued employment in order to vest in the restricted stock. Vesting may also be based upon attainment of certain performance measures.

        In November 1999, the Company granted 28,762 restricted shares of common stock to officers of the Company. These shares were granted under the Plan. The Company is recognizing compensation expense of $302,000 ratably over the vesting period of 10 years. Compensation expense related to the vested shares was $30,000 in each of the three years ended December 31, 2004.

        In January 2000, the Company granted 11,810 restricted shares of common stock to an officer of the Company. These shares were granted under the Plan. The Company is recognizing compensation expense of $112,000 ratably over the vesting period of 10 years. Compensation expense related to the vested shares was $11,000 in each of the three years ended December 31, 2004.

        In January 2001, the Company granted 11,708 restricted shares of common stock to several officers of the Company. The Company is recognizing compensation expense of $120,000 ratably over the vesting period of 10 years. For the years ended December 31, 2004, 2003 and 2002, compensation expense related to the vested shares was $11,000, $12,000 and $12,000, respectively. Also during January 2001, the Company granted 4,000 restricted shares of common stock to an officer that vest over five years. The Company is recognizing compensation expense of $41,000 ratably over this vesting period, and for the years ended December 31, 2004, 2003 and 2002, compensation expense related to the vested shares was $8,000, $8,000 and $12,000, respectively.

        In January 2002, the Company granted 117,504 restricted shares of common stock to several officers of the Company. The Company is recognizing compensation expense of $1.3 million ratably over the vesting period of 10 years. For the years ended December 31, 2004, 2003 and 2002, compensation expense related to the vested shares was $108,000, $132,000 and $124,000, respectively.

        In February 2003, the Board granted 102,005 shares of restricted stock to several officers of the Company. The Company is recognizing compensation expense of $1.2 million ratably over the vesting period of 10 years. For the years ended December 31, 2004 and 2003, compensation expense related to the vested shares was $99,000 and $107,000, respectively.

        Also during February 2003, the Board granted 10,000 shares of restricted stock to an officer of the Company. The Company was recognizing compensation expense of $120,000 ratably over the vesting period of 10 years and recognized compensation expense related to the vested shares of $10,000 through December 2003. During December 2003, the officer resigned and the vesting on all unvested shares was accelerated so that all shares were fully vested as of December 31, 2003. In accordance with SFAS 123 and Financial Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the Company recomputed total compensation of $112,000 as of the resignation date when the officer transferred from employee to non-employee status and recognized additional compensation expense of $102,000. The Company used the Black-Scholes option-pricing model to compute the compensation expense. The following weighted-average assumptions were used: (1) dividend yield of 2.12%, (2) expected life of 3.0 years, (3) expected volatility of 29.8%, and (4) risk-free interest rate of 2.4%.

        During April 2003, the Board granted 18,272 shares of restricted stock to an officer of the Company. The Company is recognizing compensation expense of $226,000 related to this grant ratably over the vesting period of 10 years. For the years ended December 31, 2004 and 2003, compensation expense related to the vested shares was $23,000 and $15,000 respectively.

        During May 2003, the Board granted 7,500 shares of restricted stock to an officer of the Company. The Company is recognizing compensation expense of $92,000 ratably over the vesting period of

10 years. For the years ended December 31, 2004 and 2003, compensation expense related to the vested shares was $9,000 and $6,000, respectively.

        During April and May of 2003, the Board granted 40,000 shares of restricted stock to two individuals as an inducement to become officers of WestStar. These shares are unregistered and granted outside of the Vail Banks, Inc. Stock Incentive Plan. The Company is recognizing compensation expense of $493,000 ratably over the vesting period of 10 years. For the years ended December 31, 2004 and 2003, compensation expense related to the vested shares was $49,000 and $33,000, respectively.

        During August 2004, the Board granted 10,000 shares of restricted stock to an individual as an inducement to become an officer of the Company. These shares are unregistered and granted outside of the Vail Banks, Inc. Stock Incentive Plan. The Company is recognizing compensation expense of $130,000 ratably over the vesting period of 10 years. For the year ended December 31, 2004, compensation expense related to the vested shares was $5,000.

        During August 2004 an officer of the Company resigned. In connection with this resignation, the officer forfeited 39,819 unvested shares of restricted stock.

Earnings Per Share

        The following table presents the net income and weighted average common shares outstanding used to calculate earnings per share for the years ended December 31:

	2004	2003	2002
	(in thousands, except share data)
Basic earnings per share computation
Net income available to common shareholders	$2,956	$714	$5,613

Weighted average shares outstanding—basic	5,060,627	5,220,221	5,651,737

Basic earnings per share	$0.58	$0.14	$0.99

Diluted earnings per share computation
Net income available to common shareholders	$2,956	$714	$5,613

Weighted average shares outstanding—basic	5,060,627	5,220,221	5,651,737
Shares assumed issued:
Stock options	125,956	147,265	120,628
Restricted stock	230,979	250,234	142,526

Weighted average shares outstanding—diluted	5,417,562	5,617,720	5,914,891

Diluted earnings per share	$0.55	$0.13	$0.95

        Options to purchase an average of 47,000 shares of common stock at an average exercise price of $12.25 per share were outstanding during 2002, but were not included in the computation of diluted earnings per share because the exercise prices of these options was greater than the average market prices of the common stock during the year. There were no anti-dilutive options during 2004 and 2003.

16.   OTHER NON-INTEREST INCOME

        The following table sets forth the components of Vail Banks' other non-interest income for the years indicated:

	2004	2003	2002
	(in thousands)
Gain on sale of premises and equipment	$1,769	$—	$—
Other fee income	851	833	1,018
Rental income	812	907	993
ATM fees	239	282	320
Gain on sale of foreclosed properties	130	540	138
Merchant discount	46	49	474
Gain on sale of investment securities	—	15	416
Other	427	500	227

Total other non-interest income	$4,274	$3,126	$3,586

17.   OTHER NON-INTEREST EXPENSE

        The following table sets forth the components of Vail Banks' other non-interest expense for the years indicated:

	2004	2003	2002
	(in thousands)
Professional fees	$985	$774	$1,079
Marketing and promotions	752	561	481
Banking service fees	657	659	639
Retail banking	476	481	875
Telephone and data communications	415	633	613
Loss on sale of investment securities	311	—	—
Loss on sale, disposal or write-off of premises and equipment	—	1,578	121
Other	1,501	1,554	1,687

Total other non-interest expense	$5,097	$6,240	$5,495

18.   401(k) PLAN

        In August 1996, the Company established a qualified 401(k) Plan (the 401(k) Plan) covering all full-time employees, as defined in the 401(k) Plan. Employees who were eligible could defer up to $13,000 of their compensation during 2004 ($16,000 for employees over 50 years old), subject to certain limitations imposed by the Internal Revenue Code. These deferral amounts will increase to $14,000 ($18,000 for employees over 50 years old) of compensation for 2005. The Company makes matching contributions equal to a discretionary percentage of the employees' contributions; these matches were made in Vail Banks' stock during 2004, 2003 and 2002. Matching contributions vest ratably over a five-year period. In addition, the Company may make additional profit sharing contributions. Employer contributions to the 401(k) Plan for the years ended December 31, 2004, 2003 and 2002 were $223,000, $237,000 and $198,000, respectively, and are included in "Non-Interest Expense—Salaries and Employee Benefits" in the accompanying consolidated statements of income.

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

        As of December 31, 2004, WestStar was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions that have occurred since December 31, 2004 that management believes have changed WestStar's status as well-capitalized.

        The Company's and WestStar's actual capital amounts and ratios as of December 31, 2004 and 2003 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
As of December 31, 2004
Total Capital to Risk-Weighted Assets
Vail Banks, Inc.	$55,329	12.05%	36,750	8%	N/A	N/A
WestStar Bank	50,895	11.14%	36,550	8%	$45,700	10%
Tier 1 Capital to Risk-Weighted Assets
Vail Banks, Inc.	47,642	10.37%	18,350	4%	N/A	N/A
WestStar Bank	47,000	10.28%	18,300	4%	27,000	6%
Tier 1 Capital to Adj. Average Assets (also known as leverage ratio)
Vail Banks, Inc.	47,642	8.01%	23,790	4%	N/A	N/A
WestStar Bank	47,000	7.93%	23,690	4%	29,650	5%
As of December 31, 2003
Total Capital to Risk-Weighted Assets
Vail Banks, Inc.	$49,115	13.72%	$28,641	8%	N/A	N/A
WestStar Bank	42,320	11.88%	28,494	8%	$35,617	10%
Tier 1 Capital to Risk-Weighted Assets
Vail Banks, Inc.	41,173	11.50%	14,320	4%	N/A	N/A
WestStar Bank	38,817	10.90%	14,247	4%	21,370	6%
Tier 1 Capital to Adj. Average Assets (also known as leverage ratio)
Vail Banks, Inc.	41,173	7.45%	22,116	4%	N/A	N/A
WestStar Bank	38,817	7.04%	22,058	4%	27,573	5%

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

        Investment securities:    Fair values for securities are based on quoted market prices. If quoted bid prices are not available, fair value is estimated using quoted market prices for similar securities.

        Loans held for sale:    The carrying amounts of mortgage loans held for sale approximate fair value due to the short period of time between origination of these loans and their sale (i.e. less than ninety days).

        Gross loans:    The fair value of fixed rate loans is estimated by discounting the future cash flows using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

        Investment in bank stocks:    The carrying values of FHLB, Federal Reserve and BBW stock approximate fair value based on the redemption provisions of the FHLB, Federal Reserve and BBW.

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

        Long-term borrowings, trust preferred securities and subordinated notes:    The fair values of the Company's long-term borrowings, trust preferred securities and subordinated notes are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

        The carrying amounts and estimated fair values of financial instruments at December 31 are as follows:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and due from banks	$18,360	$18,360	$21,628	$21,628
Federal funds sold	17,295	17,295	79,280	79,280
Interest-bearing deposits in banks	—	—	2,000	2,000
Investment securities	104,025	104,041	76,924	76,951
Loans held for sale	7,110	7,110	2,515	2,515
Gross loans	407,629	411,345	312,544	313,007
Investment in bank stocks	4,457	4,457	4,371	4,371
Financial liabilities
Deposits, demand and savings	376,055	376,055	323,338	323,338
Deposits with stated maturities	124,389	124,606	125,177	126,139
Securities sold under agreements to repurchase	894	894	907	907
Short-term borrowings	15,719	15,760	10,809	10,870
Long-term borrowings	26,725	26,796	28,652	29,036
Trust preferred securities	—	—	24,000	26,127
Subordinated notes to Trust I and Trust II	24,743	27,840	—	—

21.   OTHER COMPREHENSIVE INCOME

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

        The components of other comprehensive income and related tax effects are as follows:

	2004	2003	2002
	(in thousands)
Unrealized holding (losses) gains on available-for-sale investment securities	$(1,040)	$(573)	$580
Reclassification adjustment for losses (gains) included in net income	249	(282)	61

Net unrealized (losses) gains	(791)	(855)	641
Tax effect	293	312	(234)

Net-of-tax amount	$(498)	$(543)	$407

22.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        Selected quarterly financial data of the Company for the four quarters ended December 31, 2004 and 2003 are as follows:

	2004				2003
	Mar-31	Jun-30	Sep-30	Dec-31	Mar-31	Jun-30	Sep-30	Dec-31
	(in thousands, except share data)
Total interest income	$7,060	$7,315	$7,882	$8,747	$7,750	$8,078	$7,359	$7,005
Net interest income	5,037	5,334	5,880	6,518	5,657	5,811	5,136	4,894
Provision for loan losses	158	43	323	180	125	125	164	164
Net interest income after provision for loan losses	4,879	5,291	5,557	6,338	5,532	5,686	4,972	4,730
Income (loss) before income taxes	2,207	764	748	748	1,391	1,636	426	(2,429)
Net income (loss)	1,180	574	559	643	975	1,137	363	(1,761)
Earnings (loss) per share—basic	$0.24	$0.11	$0.11	$0.12	$0.18	$0.21	$0.07	$(0.35)
Earnings (loss) per share—diluted	$0.22	$0.11	$0.10	$0.12	$0.17	$0.20	$0.07	$(0.35)

23.   CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

        Financial information pertaining only to Vail Banks is as follows:

Condensed Balance Sheets
December 31,

	2004	2003
	(in thousands)
ASSETS
Cash and due from banks	$2,906	$5,216
Investment in WestStar Bank	78,991	73,906
Investments in Trust I and Trust II	743	743
Balances due from Trust I and Trust II	20	20
Other assets	2,676	3,423

	$85,336	$83,308

LIABILITIES AND SHAREHOLDERS' EQUITY
Balances due to Trust I and Trust II	$25,415	$25,415
Other liabilities	19	34

	25,434	25,449
Shareholders' equity	59,902	57,859

	$85,336	$83,308

Condensed Statements of Income
Years Ended December 31,

	2004	2003	2002
	(in thousands)
Income
Equity in earnings of WestStar Bank	$5,582	$(11,453)	$4,183
Dividends from WestStar Bank	—	15,000	4,000
Interest from Trust I and Trust II	76	76	76
Other	—	4	3

	5,658	3,627	8,262

Expenses
Interest to Trust I and Trust II	2,523	2,523	2,523
Salaries, benefits and other compensation	1,123	1,500	1,065
Other	567	563	562

	4,213	4,586	4,150

Income before income taxes	1,445	(959)	4,112
Income tax benefit	1,511	1,673	1,501

Net income	$2,956	$714	$5,613

Condensed Statements of Cash Flows
Years Ended December 31,

	2004	2003	2002
	(in thousands)
Cash flows from operating activities
Net income	$2,956	$714	$5,613
Adjustments to reconcile net income to net cash used by operating activities
Equity in undistributed income of subsidiary	(5,582)	(3,547)	(8,183)
Depreciation and amortization	59	46	31
Change in other assets and accrued liabilities net of effect of purchase business combinations	1,076	954	(208)

Net cash used by operating activities	(1,491)	(1,833)	(2,747)

Cash flows from investing activities
Other	(48)	(89)	—

Net cash used by investing activities	(48)	(89)	—

Cash flows from financing activities, net of effect of purchase business combinations
Dividends received from WestStar Bank	—	15,000	4,000
Proceeds from issuance of common stock	716	113	174
Repurchase of common stock	—	(8,431)	(1,853)
Payment of cash dividends on common stock	(1,487)	(1,426)	(1,276)

Net cash (used) provided by financing activities	(771)	5,256	1,045

Net (decrease) increase in cash	(2,310)	3,334	(1,702)
Cash and due from banks at beginning of year	5,216	1,882	3,584

Cash and due from banks at end of year	$2,906	$5,216	$1,882

24.   BUSINESS SEGMENTS

        Segment information is presented in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS 131). This standard is based on a management approach, which requires segmentation based on the Company's internal organization and internal monitoring of operations. During 2004, 2003 and 2002, the Company had two reportable segments, banking and mortgage origination. The banking segment provides a full range of commercial and consumer banking products to customers including deposit products, commercial loans, real estate loans, and other business financing arrangements. The banking segment's principal source of income is the net spread between the interest earned on loans and investment securities and the interest cost associated with the deposits and borrowings used to finance such loans and investments. The mortgage origination segment originates mortgage loans and sells them at a guaranteed interest rate to investors in the secondary market. Its principal source of income is the origination and processing fees received upon funding of a loan by an outside investor. These two segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, requires different technology and marketing strategies.

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

        Information about reportable segments and reconciliation of such information to the consolidated financial statements as of and for the years ended December 31 is as follows:

	Year Ended December 31, 2004
	Banking	Mortgage Origination	Other	Total
	(in thousands)
Condensed income statement
Interest and dividend income	$30,785	143	76	31,004
Other income	7,085	3,134	(16)	10,203

Total income	37,870	3,277	60	41,207
Interest expense	5,712	—	2,523	8,235
Provision for loan losses	704	—	—	704
Depreciation and amortization	1,803	50	59	1,912
Other expense	21,520	2,754	1,615	25,889

Total expense	29,739	2,804	4,197	36,740

Income before income taxes	8,131	473	(4,137)	4,467
Income taxes	2,913	109	(1,511)	1,511

Net income	$5,218	364	(2,626)	2,956

Total assets	$622,138	9,097	3,360	634,595
Average gross loans	$350,535	3,011	—	353,546
Average deposits	$478,490	—	—	478,490

	Year Ended December 31, 2003
	Banking	Mortgage Origination	Other	Total
	(in thousands)
Condensed income statement
Interest and dividend income	$30,188	$—	$4	$30,192
Other income	6,212	4,930	—	11,142

Total income	36,400	4,930	4	41,334
Interest expense	6,247	—	2,447	8,694
Provision for loan losses	578	—	—	578
Depreciation and amortization	2,948	31	47	3,026
Other expense	22,071	3,925	2,016	28,012

Total expense	31,844	3,956	4,510	40,310

Income before income taxes	4,556	974	(4,506)	1,024
Income taxes	1,623	360	(1,673)	310

Net income	$2,933	$614	$(2,833)	$714

Total assets	$566,257	$6,372	$2,981	$575,610
Average gross loans	$324,023	$7,332	$63	$331,418
Average deposits	$456,810	$—	$—	$456,810
	Year Ended December 31, 2002
	Banking	Mortgage Origination	Other	Total
	(in thousands)
Condensed income statement
Interest and dividend income	$33,925	$—	$4	$33,929
Other income	7,085	4,938	1	12,024

Total income	41,010	4,938	5	45,953
Interest expense	6,074	—	2,447	8,521
Provision for loan losses	382	—	—	382
Depreciation and amortization	2,332	28	32	2,392
Other expense	20,583	3,868	1,597	26,048

Total expense	29,371	3,896	4,076	37,343

Income before income taxes	11,639	1,042	(4,071)	8,610
Income taxes	4,125	373	(1,501)	2,997

Net income	$7,514	$669	$(2,570)	$5,613

Total assets	$538,664	$13,401	$2,198	$554,263
Average gross loans	$356,629	$7,060	$74	$363,763
Average deposits	$439,884	$—	$—	$439,884

25.   SUBSEQUENT EVENTS (UNAUDITED)

        On January 17, 2005, the Board declared a regular quarterly dividend of $0.07 per share to shareholders of record on January 28, 2005. The dividend of $374,000 was paid on February 11, 2005.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAIL BANKS, INC.
By:	/s/ GARY S. JUDD Gary S. Judd President and Chief Executive Officer (Principal Executive Officer) March 25, 2005
By:	/s/ RAYMOND E. VERLINDE Raymond E. Verlinde Chief Administrative Officer (Principal Financial and Accounting Officer) March 25, 2005

POWER OF ATTORNEY AND SIGNATURES

        KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Gary S. Judd or Raymond E. Verlinde and either of them (with full power in each to act alone), as true and lawful attorneys-in-fact, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that said attorney-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

        Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of March 2005.

[Signatures on next page.]

Signature	Title

/s/ E. B. CHESTER, JR. E. B. Chester, Jr.	Non-Executive Chairman
/s/ LISA M. DILLON Lisa M. Dillon	Vice Chairman
/s/ GARY S. JUDD Gary S. Judd	Director
/s/ KAY H. CHESTER Kay H. Chester	Director
/s/ DENNIS R. DEVOR Dennis R. Devor	Director
/s/ JAMES G. FLAUM James G. Flaum	Director
/s/ GEORGE N. GILLETT, JR. George N. Gillett, Jr.	Director
/s/ DAN E. GODEC Dan E. Godec	Director
/s/ S. DAVID GORSUCH S. David Gorsuch	Director
/s/ JACK G. HASELBUSH Jack G. Haselbush	Director
/s/ GARNER F. HILL II Garner F. Hill II	Director
/s/ ROBERT L. KNOUS, JR. Robert L. Knous, Jr.	Director
/s/ KENT MYERS Kent Myers	Director
/s/ BYRON A. ROSE Byron A. Rose	Director
/s/ DONALD L. VANDERHOOF Donald L. Vanderhoof	Director

No.	Exhibit Index
10.10	Change in Control Severance Payment Agreement by and between Vail Banks and Paul M. Ferguson, dated July 9, 2001*
23.1	Consent of Dalby, Wendland & Co., P.C. dated March 25, 2005
31.1	Certification by Gary S. Judd, Chief Executive Officer and President of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Raymond E. Verlinde, Senior Executive Vice President and Principal Financial and Accounting Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Gary S. Judd, Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Raymond E. Verlinde, Senior Executive Vice President and Principal Financial and Accounting Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002