Form 10-Q
period 2005-03-31
VAIL BANKS INC
filed 2005-05-16
CIK 1035770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 30, 2005, there were 5,584,864 shares of common stock ($1.00 par value per share) outstanding.

VAIL BANKS, INC.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

PART I     FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

VAIL BANKS, INC.
Consolidated Balance Sheets
	March 31,	December 31,
(in thousands, except share data)	2005	2004
ASSETS	(unaudited)
Cash and due from banks	$20,716	18,360
Federal funds sold	51,120	17,295
Total cash and cash equivalents	71,836	35,655
Investment securities, available for sale	129,620	103,779
Investment securities, held to maturity	238	246
Investments in Trust I and Trust II	743	743
Loans held for sale	450	7,110
Loans, net (includes related party loans of $9,952 (unaudited) and $10,682
as of March 31, 2005 and December 31, 2004, respectively)	398,774	402,458
Investments in bank stocks, at cost	4,481	4,457
Premises and equipment, net	38,473	38,721
Interest receivable	2,305	2,172
Goodwill	35,970	35,970
Other intangible assets, net	149	159
Other assets	3,749	3,125
	$686,788	634,595
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits (includes related party deposits of $17,969 (unaudited) and $4,596 at March 31, 2005 and December 31, 2004, respectively)
Non-interest bearing	$119,915	120,127
Interest bearing	434,737	380,317
Total deposits	554,652	500,444
Securities sold under agreements to repurchase	11,522	894
Federal Home Loan Bank advances	29,738	42,444
Subordinated notes to Trust I and Trust II	24,743	24,743
Interest payable and other liabilities	3,090	3,605
Total liabilities	623,745	572,130
Minority interest	2,542	2,563
Commitments and contingencies (Notes 6 and 11)
Shareholders’ equity
Preferred stock - $1 par value; 2,250,000 shares authorized, no shares
issued and outstanding at March 31, 2005 (unaudited) and December 31, 2004, respectively	—	—
Common stock - $1 par value; 20,000,000 shares authorized,
5,578,824 (unaudited) and 5,326,504 issued and outstanding at March 31, 2005 and December 31, 2004, respectively	5,579	5,327
Additional paid-in capital	35,251	34,944
Retained earnings	20,760	20,249
Accumulated other comprehensive loss, net of tax benefit of $641 (unaudited) and $364 at March 31, 2005 and December 31, 2004, respectively	(1,089)	(618)
Total shareholders’ equity	60,501	59,902
	$686,788	634,595

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VAIL BANKS, INC.
Consolidated Statements of Income and Comprehensive Income
(in thousands, except share data)

	Three months ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Interest income
Interest and fees on loans	$7,614	6,064
Interest on investment securities	1,371	773
Interest on federal funds sold and other short-term investments	192	204
Investments in Trust I and Trust II	19	19
Total interest income	9,196	7,060
Interest expense
Deposits	1,329	1,019
Borrowings	364	372
Securities sold under agreements to repurchase	25	1
Subordinated notes to Trust I and Trust II	631	631
Total interest expense	2,349	2,023
Net interest income	6,847	5,037
Provision for loan losses	65	158
Net interest income after provision for loan losses	6,782	4,879
Non-interest income
Gain on sale of building	—	1,678
Deposit related	620	685
Mortgage broker fees	394	803
Other	556	678
	1,570	3,844
Non-interest expense
Salaries and employee benefits	4,195	4,019
Occupancy	999	845
Furniture and equipment	683	562
Amortization of intangible assets	10	10
Other	1,214	1,080
	7,101	6,516
Income before income tax expense	1,251	2,207
Income tax expense	366	1,027
Net income	885	1,180
Net change in unrealized gain/loss on investment securities available for sale, net of taxes	(471)	404
Comprehensive income	$414	1,584
Earnings per share
Basic	$0.17	0.24
Diluted	$0.16	0.22
Weighted average common shares
Basic	5,084,048	5,019,263
Diluted	5,471,864	5,401,988
The accompanying notes are an integral part of these unaudited consolidated financial statements.

VAIL BANKS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,
	2005	2004
	(unaudited)	(unaudited)

Cash flows from operating activities
Net income	$885	$1,180
Adjustments to reconcile net income to net cash provided by operating activities
Net amortization of premiums on investment securities	204	151
Provision for loan losses	65	158
Amortization of deferred loan fees	(331)	(334)
Loss (gain) on sale/disposal/write-off of premises and equipment	7	(1,678)
Depreciation and amortization	520	471
Gain on sale of foreclosed properties	(5)	(94)
Recognition of stock compensation on restricted common stock and stock options	97	100
Minority interest expense (income)	21	(7)
Changes in operating assets and liabilities
Loans held for sale	6,660	1,955
Interest receivable	(133)	(119)
Other assets	(330)	173
Interest payable and other liabilities	(515)	10
Net cash provided by operating activities	7,145	1,966

Cash flows from investing activities
Purchases of investment securities, available for sale	(30,316)	(43,078)
Purchases of bank stocks	(24)	(20)
Proceeds from maturities of investment securities, held to maturity	—	20
Proceeds from maturities/calls of investment securities, available for sale	3,531	9,904
Net decrease (increase) in loans	3,925	(8,747)
Purchases of premises and equipment	(325)	(2,370)
Proceeds from sales of premises and equipment	56	8,254
Proceeds from sales of foreclosed properties	13	455
Net cash used by investing activities	(23,140)	(35,582)

Cash flows from financing activities
Net increase in deposits	54,208	33,725
Net increase (decrease) in securities sold under agreements to repurchase	10,628	(324)
Net decrease in Federal Home Loan Bank advances	(12,706)	(4,691)
Proceeds from issuance of common stock	462	143
Distribution to minority partners	(42)	—
Payment of cash dividends on common stock	(374)	(371)
Net cash provided by financing activities	52,176	28,482
Net increase (decrease) in cash and cash equivalents	36,181	(5,134)
Cash and cash equivalents at beginning of period	35,655	100,908
Cash and cash equivalents at end of period	$71,836	$95,774
The accompanying notes are an integral part of these unaudited consolidated financial statements.

VAIL BANKS, INC.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Three months ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest expense	$2,510	2,206
Income taxes	$—	—

Non-cash investing and financing transactions
Foreclosure of collateralized loans, net of reserve	$25	673
Net change in unrealized (loss) gain on investment securities available for sale, net of taxes	$(471)	404
Issuance of restricted common stock	$2,727	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

1.  ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Vail Banks, Inc. (Vail Banks) and its wholly owned subsidiary, WestStar Bank (WestStar). Vail Banks and WestStar own a combined 54.04% interest in Avon 56 Limited and 74.42% of Glenwood/Rose L.P. Both Avon 56 Limited and Glenwood/Rose L.P. are real estate partnerships. All entities are collectively referred to as “the Company.” All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s two trusts are reported separately in accordance with Financial Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities.

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the consolidated financial statements as of December 31, 2004. These interim unaudited consolidated financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2004. In the opinion of the Company, all adjustments necessary, consisting of only normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the full year.

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

2.  INVESTMENT SECURITIES

Investment securities consist of the following:

	March 31, 2005		December 31, 2004
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
	(unaudited)	(unaudited)
Securities available for sale
U.S. Treasuries	$14,940	$14,939	$—	$—
Government agencies (1)	38,670	38,211	24,308	23,962
State and municipal	19,630	19,785	19,663	19,938
Mortgage-backed securities	53,101	51,940	56,294	55,747
Agency preferred stock	5,000	4,745	4,496	4,132
Total securities available for sale	$131,341	$129,620	$104,761	$103,779

Securities held to maturity
Mortgage-backed securities	$238	$252	$246	$262
Total securities held to maturity	$238	$252	$246	$262

(1) Includes mortgage-backed government agencies.

The unrealized loss on investment securities increased $471,000 during the first quarter of 2005 from a loss of $618,000 at December 31, 2004 to a loss of $1.1 million at March 31, 2005. The increase in the unrealized loss on available for sale securities relates primarily to the 50 basis point increase in interest rates implemented by the Federal Reserve during the first quarter of 2005.

The following table presents the components of investment income for the three months ended March 31, 2005 and 2004.

(in thousands)	March 31, 2005	March 31, 2004

	(unaudited)	(unaudited)
Taxable interest income	$973	446
Nontaxable interest income	343	271
Dividends	55	56
	$1,371	773

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

3.  LOANS

Loans consist of the following:

(in thousands)	March 31, 2005	December 31, 2004
	(unaudited)
Commercial, industrial and land	$227,367	$239,946
Real estate - construction	100,594	92,705
Real estate - mortgage	70,920	69,164
Consumer and other	5,002	5,814
	403,883	407,629
Less: Allowance for loan losses	(3,989)	(3,895)
Net deferred loan fees	(1,120)	(1,276)
Loans, Net	$398,774	$402,458

As of March 31, 2005 and December 31, 2004, $77,000 and $74,000, respectively, of deposit account overdrafts have been reclassified to loans.

Loans having carrying values of $16,000 and $673,000 were transferred to foreclosed properties during the first quarter of 2005 and 2004, respectively.

The principal balance of loans on which the accrual of interest has been discontinued was $1.4 million and $1.6 million at March 31, 2005 and 2004, respectively. As of March 31, 2005 and 2004, $1.0 million and $15,000, respectively, of loans were past due 90 days and still accruing interest. This $1.0 million increase was primarily due to a single credit for which the Company is well secured and in the process of foreclosure.

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

The following is a summary of information pertaining to impaired loans:

	March 31,	December 31,
(in thousands)	2005	2004

Impaired loans without a valuation allowance	$2,501	$5,539
Impaired loans with a valuation allowance	3,018	2,006
Total impaired loans	$5,519	$7,545
Valuation allowance related to impaired loans	$589	$473

In the ordinary course of business, the Company had loans receivable from directors, executive officers and principal shareholders (holders of more than five percent of the outstanding shares of common stock) of the Company and their affiliates as follows:

(in thousands)	2005

Balance at January 1, 2005	$10,682
New loans, including renewals	469
Payments	(1,199)
Balance at March 31, 2005 (unaudited)	$9,952

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

4.   ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance are summarized as follows:

(in thousands)	2005	2004

Allowance at January 1,	$3,895	3,503
Loans charged off	(24)	(338)
Recoveries on loans previously charged off	53	38
Provision for loan losses	65	158
Allowance at March 31, (unaudited)	$3,989	3,361

5.   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. At March 31, 2005 and December 31, 2004, the carrying amount of securities sold to secure repurchase agreements was $11.5 million and $894,000 respectively. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

6.   BORROWINGS

WestStar is a member of the Federal Home Loan Bank of Topeka (FHLB) and, as a regular part of its business, obtains both short and long-term advances from the FHLB. Advances are collateralized primarily by FHLB stock owned by WestStar and loans secured by certain mortgages or deeds of trust. As of March 31, 2005, the Company’s total borrowing capacity was $140.2 million of which $29.7 million of borrowings were outstanding ($7.8 million was short-term and $21.9 million was long-term).

WestStar has established an unsecured, overnight federal funds line with Bankers’ Bank of the West that expires on August 31, 2005. As of March 31, 2005, this authorized borrowing line totaled $38.2 million with no amounts outstanding.

WestStar has also established overnight federal funds lines with First Tennessee Bank, N.A. (First Tennessee) totaling $20.0 million. If drawn upon, $10.0 million will be a secured line and $10.0 million will be an unsecured line. These lines are subject to cancellation by First Tennessee at any time upon the occurrence of certain conditions. As of March 31, 2005, no amounts were outstanding under the lines.

7.   SHAREHOLDERS’ EQUITY

Stock Repurchase Plan

At its meeting on January 17, 2005, the Company’s Board of Directors reauthorized the Company’s stock repurchase program that was originally approved in February 2001. Since inception of the program through March 31, 2005, the Company has repurchased 1,535,380 shares at an average price of $12.10 per share, or approximately $19 million. The total amount of repurchases under the program, both previously completed and allowable up to January 2006, aggregate approximately $29 million. During the first three months of 2005, the Company did not repurchase any common shares.

Restricted Stock

The Company accounts for its restricted stock grants in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation expense is recorded over the vesting period of the restricted stock equal to the value of the restricted shares using the market price of the stock on the grant date.

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

In March 2005, the Company granted 75,000 shares of restricted stock to two officers of the Company. These shares were granted under the Vail Banks, Inc. Stock Incentive Plan, (the Plan), and vest upon achievement of certain performance criteria. As such, they are accounted for as variable plan awards. The Company computed unearned compensation expense of $998,000, based on the market price of the stock on the date of grant, and has begun recognizing compensation expense ratably over the vesting period of 10 years. This compensation expense will be adjusted at each balance sheet date to reflect the then-current market price of the stock and to reflect any changes in the number of shares vested.

In March 2005, the Board completed a grant of 130,000 shares of restricted stock to two individuals as an inducement to become officers of the Company. These shares are unregistered and granted outside of the Plan. These shares vest upon achievement of certain performance criteria. As such, they are accounted for as variable plan awards. The Company computed unearned compensation expense of $1,729,000, based on the market price of the stock on the date of grant, and has begun recognizing compensation expense ratably over the vesting period of 10 years. This compensation expense will be adjusted at each balance sheet date to reflect the then-current market price of the stock and to reflect any changes in the number of shares vested.

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

The following table presents the net income and weighted average common shares outstanding used to calculate earnings per share for the three months ended March 31, 2005 and 2004:

	March 31,
(in thousands, except share data)	2005	2004

	(unaudited)	(unaudited)
Basic earnings per share computation

Net income available to common shareholders	$885	1,180

Weighted average shares outstanding - basic	5,084,048	5,019,263

Basic earnings per share	$0.17	0.24

	March 31,
(in thousands, except share data)	2005	2004
	(unaudited)	(unaudited)

Diluted earnings per share computation

Net income available to common shareholders	$885	1,180

Weighted average shares outstanding - basic	5,084,048	5,019,263
Shares assumed issued:
Stock options	124,110	127,975
Restricted stock	263,706	254,750
Weighted average shares outstanding - diluted	5,471,864	5,401,988

Diluted earnings per share	$0.16	0.22

There were 31,000 anti-dilutive options for the three months ended March 31, 2005 and no anti-dilutive options for the three months ended March 31, 2004.

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

Stock Options

The Company accounts for its stock options in accordance with the provisions of APB Opinion No. 25 while disclosing pro forma net income and pro forma earnings per share for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123, Accounting for Stock Based Compensation,  had been applied. The Company has elected to apply the accounting provisions of APB Opinion No. 25 to employee stock option grants and provide the pro forma disclosure provisions of SFAS 123.

The fair value of each employee stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used:

2005

Dividend yield	2.17%
Expected life	7 years
Expected volatility	24.9%
Risk-free interest rate	4.2%

There were 31,000 stock options granted during the first quarter of 2005 and no stock options granted during the first quarter of 2004.

Had the Company determined compensation cost based on the fair value accounting provisions prescribed by SFAS 123 and using the assumptions listed above, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Three months ended March 31,
(in thousands, except share data)	2005	2004

	(unaudited)	(unaudited)
Net income
As reported	$885	1,180
Deduct: Total stock-based employee compensation determined under the fair value method, net of tax	(19)	(38)
Pro forma	866	1,142

Earnings per share - basic
As reported	$0.17	0.24
Pro forma	0.17	0.23

Earnings per share - diluted
As reported	0.16	0.22
Pro forma	0.15	0.20

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

8.   REGULATORY MATTERS

As of March 31, 2005, the Company met all capital adequacy requirements to which it was subject. As of that date, the Company had Tier 1 and Total Risk-Based Capital ratios of 10.14% and 11.62%, respectively, and a Leverage ratio of 8.01%. Regulatory guidelines permit the Company’s trust preferred securities to be included in the calculation of Tier 1, Total Risk-Based capital, and the Leverage Ratio, subject to certain limitations.

As of March 31, 2005, WestStar met all capital adequacy requirements to which it was subject and exceeded the minimum ratios to be designated as “well-capitalized.” As of March 31, 2005, WestStar had Tier 1 and Total Risk-Based Capital ratios of 10.36% and 11.21%, respectively, and a Leverage ratio of 7.91%.

9.   SEGMENT INFORMATION

The Company believes that the activities and assets of the mortgage brokerage business segment are no longer of continuing significance and, therefore, do not warrant separate disclosure in the current period. Information about reportable segments and reconciliation of such information to the consolidated financial statements for the three months ended March 31, 2004 is as follows:

	Three Months Ended March 31, 2004 (unaudited)
		Mortgage
(in thousands)	Banking	Brokerage	Other	Total

Condensed income statement

Total income	$10,096	803	5	10,904
Total expense	6,926	672	1,099	8,697
Income before income taxes	3,170	131	(1,094)	2,207
Income taxes	1,376	49	(398)	1,027
Net income	$1,794	82	(696)	1,180

10.   RECENT ACCOUNTING PRONOUNCEMENTS

On April 14, 2005, the Securities and Exchange Commission (SEC) adopted a new rule that amends the compliance dates for SFAS No. 123(R), Share-Based Payment. The SEC’s new rule allows companies to implement SFAS No. 123(R) at the beginning of the next fiscal year, instead of the next reporting period that begins after June 15, 2005. The Company estimates that adoption of this standard will have an insignificant effect on the Company’s consolidated financial condition or results of operations.

11.   LEGAL CONTINGENCIES

From time to time, the Company is party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans and other issues relating to the business of the Company. Management of the Company does not believe that there is any pending or threatened proceeding against the Company which would have a material effect on the Company’s consolidated financial statements.

12.   SUBSEQUENT EVENTS

On April 4, 2005, the Company repaid $6.1 million of FHLB advances prior to their maturity dates resulting in a $63,000 prepayment penalty.

On April 18, 2005, the Board of Directors (Board) declared a regular quarterly dividend of $0.07 per share payable on May 13, 2005 to shareholders of record on April 29, 2005.

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

Basis of Presentation

The following discussion and analysis provides information regarding the Company’s financial condition as of March 31, 2005, and its results of operations for the three months ended March 31, 2005, in comparison to the three months ended March 31, 2004. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

Net income was $885,000 for the three months ended March 31, 2005, down from $1.2 million for the three months ended March 31, 2004, a decrease of 25%. First quarter 2004 revenue included a $1.7 million pre-tax gain on the sale of the Company’s Vail bank building. Without this gain, net income would have been $419,000 for the first quarter 2004.

Diluted earnings per share for the three months ended March 31, 2005, was $0.16 compared to $0.22 for the three months ended March 31, 2004, a decrease of 27%. Excluding the gain on the building sale, diluted earnings per share would have been $0.07 for the first quarter 2004.

The annualized return on average assets was 0.55% for the three months ended March 31, 2005 compared to 0.80% for the three months ended March 31, 2004. Excluding the gain on the building sale, the annualized return on average assets would have been 0.28% for the first quarter 2004.

The annualized return on average equity was 5.95% for the three months ended March 31, 2005 compared to 8.13% for the three months ended March 31, 2004. Excluding the gain on the building sale, the annualized return on average equity would have been 2.88% for the first quarter 2004.

Results of Operations

Net Interest Income. Net interest income, on a fully tax-equivalent basis (FTE), increased by $1.8 million, or 35%, to $7.0 million for the three months ended March 31, 2005 from $5.2 million for the three months ended March 31, 2004. The net interest margin on an FTE basis was 5.11% for the three months ended March 31, 2005 as compared to 4.17% for the three months ended March 31, 2004. Net interest margin is influenced by the level and relative mix of earning assets, interest bearing liabilities, non-interest bearing liabilities as well as the cost of interest bearing liabilities as compared to the yield on earning assets. The increase in net interest margin during the first three months of 2005 as compared to the same period in 2004 was due primarily to the $87.7 million increase, or 28%, in average loan volumes since March 31, 2004 as a result of the strong economy and an internal focus on growing the loan portfolio. The growth in loans also enabled the Company to reduce the amount of Federal Funds sold and, instead, invest that money in higher-yielding assets, such as loans and investment securities. The 175 basis point interest rate increases implemented by the Federal Reserve from June 2004 through March 2005 have also contributed to the increase in the net interest margin.

Interest income FTE increased to $9.3 million for the three months ended March 31, 2005 from $7.2 million for the three months ended March 31, 2004. Average earning assets increased 11%, from $498.6 million for the three months ended March 31, 2004 to $554.2 million for the three months ended March 31, 2005. During the first quarter of 2005, average loans increased to 73% of earning assets as compared to 63% during the first three months of 2004 while average federal funds sold and investment securities decreased to 27% of earning assets as compared to 36% during the first three months of 2004. During the first quarter of 2005, loans had a yield of 7.67% as compared to the 5.13% yield on investment securities and 2.77% yield on federal funds sold. As a result of this shift, the total yield on average earning assets increased 103 basis points to 6.83% for the first quarter of 2005, as compared to 5.80% for the first quarter of 2004.

Interest expense increased to $2.3 million, or 16%, for the three months ended March 31, 2005, as compared to $2.0 million for the corresponding period in 2004. This increase was comprised primarily of a $310,000, or 30%, increase in interest expense on deposits, due to an increase in the average balance and, to a lesser degree, the average cost of interest bearing deposits during the three months ended March 31, 2005, as compared to the corresponding period in 2004. Average interest bearing deposits increased $33.1 million, or 9%, in 2005 over the corresponding period in 2004. As a result, the total cost of interest-bearing liabilities increased 15 basis points to 2.05% for the first quarter of 2005, as compared to 1.90% for the first quarter of 2004. This increase in cost of interest bearing liabilities, however, was not in proportion to the increase in yield on average interest earning assets, resulting in an overall increase in net interest income and net interest margin for the first three months of 2005.

Non-Interest Income. During the three months ended March 31, 2005, non-interest income decreased by $2.3 million, or 59%, to $1.6 million from $3.8 million for the three months ended March 31, 2004. This decrease was primarily attributable to the $1.7 million pre-tax gain on the sale of the Vail bank building during March 2004. Also contributing to the decrease was the $409,000 decline in mortgage broker fees, due to the loss of personnel in the mortgage division during the first quarter of 2005.

Non-Interest Expense. Non-interest expense increased $585,000, or 9%, to $7.1 million for the three months ended March 31, 2005, from $6.5 million for the three months ended March 31, 2004. This increase was attributable to the following: (1) an increase in salaries and benefits of $176,000, or 4%, compared to first quarter 2004 due to a $60,000 increase in health insurance costs, a $68,000 increase in the accrual for year-end bonuses and a $34,000 increase in recruiting fees; (2) an increase in occupancy expenses of $154,000, or 18%, primarily due to the opening of a new branch and the remodeling of existing branches; (3) an increase in furniture and equipment expense of $121,000, or 22%, due to the completion of the Glenwood Springs building and completion of significant remodeling of the Company’s Avon and Norwood retail offices; (4) an increase of $66,000, or 44%, in marketing and promotion costs for the new brand launch, WestStar Bank . Expect Action; and (5) an increase of $53,000, or 29%, for professional fees.

The efficiency ratio increased to 84% for the quarter ended March 31, 2005 compared to 73% for the quarter ended March 31, 2004. This increase in the efficiency ratio was due to the decrease in revenue (net interest income plus non-interest income) of $464,000 from first quarter 2004 to first quarter 2005, while at the same time non-interest expenses increased by $585,000. Excluding the gain on the building sale, the efficiency ratio would have been 90% for the first quarter 2004.

Income Taxes. The Company’s effective income tax rate (income tax expense as a percentage of pre-tax income) was 29.3% for the three months ended March 31, 2005 as compared to 46.5% for the three months ended March 31, 2004. This decrease in the effective income tax rate was partially due to a decrease in pre-tax income during 2005. Additionally, the effective tax rate for the first quarter of 2004 was higher due to additional income tax expense as a result of the Vail building sale.

Financial Condition

The Company's assets increased by $52.2 million or 8%, to $686.8 million as of March 31, 2005, from $634.6 million as of December 31, 2004.

Federal funds sold balances increased by $33.8 million, or 196%, to $51.1 million as of March 31, 2005 from $17.3 million at December 31, 2004. Investment securities increased to $129.9 million as of March 31, 2005, compared to $104.0 million as of December 31, 2004, a 25% increase. The increases during this period are the result of deposits growing more quickly than loan demand, resulting in additional funds to invest.

The Company’s mortgage division originates consumer mortgage loans with the intent to sell those loans to a third party. As of March 31, 2005, loans held for sale decreased $6.7 million, or 94%, from December 31, 2004. The ending balance of loans held for sale at any particular date is dependent on the timing of the closing and ultimate funding of these loans by the outside investor. Thus, an increase or decrease in the ending balance is primarily a function of this timing and may not be indicative of trends in mortgage loan demand.

Deposits increased by $54.2 million, or 11%, from $500.4 million as of December 31, 2004, to $554.7 million as of March 31, 2005. The largest increase was in the money market category, with a $49.8 million, or 38% increase, due in part to the seasonal increase in deposits during the winter ski season. Additionally, the Company continued to focus on enhancing existing deposit relationships and attracting new deposit relationships. Core deposits, which exclude certificates of deposits, increased $52.6 million, or 14%, since December 31, 2004 to $428.7 million at March 31, 2005.

Asset Quality

Provision and Allowance for Loan Losses. Provision expense for the three months ended March 31, 2005, was $65,000 compared to $158,000 for the three months ended March 31, 2004. The allowance for loan losses of $4.0 million as of March 31, 2005, was up slightly from $3.9 million as of December 31, 2004, and represents 0.99% of total loans as of March 31, 2005, as compared to 0.96% of total loans at December 31, 2004. Since December 31, 2004, average loans have increased $7.6 million, or 2%. The $1.0 million increase from March 2004 in loans past due 90 days or more and still accruing is primarily due to a single credit for which the Company is well secured and in the process of foreclosure. The $94,000 increase in the allowance for loan losses from December 31, 2004 reflects the Company’s revised estimate of probable losses in the loan portfolio.

The amount of the provision for loan losses is based on regular evaluations of the loan portfolio, with particular attention directed toward non-performing, delinquent, and other potential problem loans. During these evaluations, consideration is also given to such factors as management’s evaluation of specific loans, the level and composition of delinquent and non-performing loans, historical loan loss experience, results of examinations by regulatory agencies, internal asset review processes, the market value of collateral, the strength and availability of guarantees, concentrations of credit and other judgmental factors.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses Analysis (in thousands)	Three months ended March 31,
	2005	2004
	(unaudited)	(unaudited)

Average total loans	$402,340	314,667

Total loans at end of period	$402,763	319,882

Allowance at beginning of period	$3,895	3,503
Loans charged off	(24)	(338)
Recoveries on loans previously charged off	53	38
Provision for loan losses	65	158
Allowance at end of period	$3,989	3,361

Annualized net recoveries (charge-offs) to average loans	0.03%	(0.38)%
Allowance to total loans at end of period	0.99%	1.05%

Non-Performing Assets. The following table presents information regarding non-performing assets as of the dates indicated:

Non-Performing Assets (in thousands)	March 31,
	2005	2004
	(unaudited)	(unaudited)

Nonaccrual loans	$1,391	1,636
Restructured loans	—	—
Total non-performing loans	1,391	1,636
Foreclosed properties	802	674
Total non-performing assets	2,193	2,310
Loans 90 days or more past due and accruing	1,053	15
Total risk assets	$3,246	2,325

Non-performing loans to total loans	0.35%	0.51%

Non-performing assets to loan related assets	0.54%	0.72%

Non-performing assets to total assets	0.32%	0.38%

Risk assets to loan related assets	0.80%	0.73%

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

As of March 31, 2005, the Company had cash and cash equivalents (including federal funds sold) of $71.8 million and investment securities of $129.9 million. Approximately $129.6 million of the Company’s investment portfolio is classified as available-for-sale and can be readily sold, however $71.6 million of this amount has been pledged to secure public fund deposits and $11.5 million of this amount has been sold under agreements to repurchase. Accordingly, these pledged amounts may not be available to meet general liquidity needs. Based on current plans and business conditions, the Company expects that its cash, cash equivalents, investment securities and available borrowing capacity under its credit facilities, together with any amounts generated from operations, will be sufficient to meet the Company's liquidity requirements for the next 12 months. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

Cash Flows

Net Cash from Operating Activities

During the three-month period ended March 31, 2005, cash of $7.1 million was provided by operating activities consisting primarily of net income of $885,000 plus non-cash items of $561,000 plus net decreases in operating assets and liabilities of $5.7 million. Non-cash items consisted primarily of amortization and depreciation on premises and equipment of $510,000, net amortization of premiums on investment securities of $204,000, and a $65,000 loan loss provision, partially offset by the amortization of deferred loan fees of $331,000. The net decrease in operating assets and liabilities was primarily due to a $6.7 million decrease in loans held for sale, partially offset by a $515,000 decrease in interest payable and other liabilities and a $330,000 increase in other assets.

During the three-month period ended March 31, 2004, cash of $2.0 million was provided by operating activities consisting primarily of net income of $1.2 million less non-cash income of $1.2 million plus net decreases in operating assets and liabilities of $2.0 million. Non-cash income consisted primarily of a $1.7 million pre-tax gain on the sale of the Vail bank building and $334,000 of deferred loan fee amortization, offset by $471,000 of depreciation and amortization expense on premises, equipment and intangible assets, a $158,000 loan loss provision and $151,000 of net amortization of premiums on investment securities. The net decrease in operating assets and liabilities was primarily due to a $2.0 million decrease in loans held for sale and a $173,000 decrease in other assets, offset by a $10,000 decrease in interest payable and other liabilities and a $119,000 decrease in interest receivable.

Net Cash from Investing Activities

During the three-month period ended March 31, 2005, cash of $23.1 million was used for investing activities. These outflows consisted primarily of the purchase of $30.3 million of investment securities and $325,000 for purchases of premises and equipment, partially offset by a net decrease in loans of $3.9 million, and proceeds from the maturity or call of investment securities of $3.5 million.

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

Net Cash from Financing Activities

During the three-month period ended March 31, 2005, cash of $52.2 million was provided by financing activities consisting primarily of an increase of $54.2 million in deposits and an increase of $10.6 million in securities sold under agreements to repurchase, partially offset by the repayment of FHLB advances of $12.7 million.

During the three-month period ended March 31, 2004, cash of $28.5 million was provided by financing activities consisting primarily of an increase in deposits of $33.7 million, offset by the repayment of FHLB advances of $4.7 million.

Borrowings

WestStar is a member of the Federal Home Loan Bank of Topeka (FHLB) and, as a regular part of its business, obtains both short and long-term advances from the FHLB. Advances are collateralized primarily by FHLB stock owned by WestStar and loans secured by certain mortgages or deeds of trust. As of March 31, 2005, the Company’s total borrowing capacity was $140.2 million of which $29.7 million of borrowings were outstanding ($7.8 million was short-term and $21.9 million was long-term).

On April 4, 2005, the Company repaid $6.1 million of higher rate FHLB advances prior to their maturity dates. Although the Company incurred a $63,000 prepayment penalty, the Company anticipates future cost savings, as current borrowings are at lower interest rates.

Dividends

Payment of dividends is at the discretion of the Board and is determined by taking into account the earnings, capital levels, cash requirements, and the financial condition of Vail Banks and WestStar, as well as applicable government regulations and other relevant factors. The principal source of Vail Banks’ income is dividends from WestStar. There are statutory and regulatory requirements applicable to the payment of dividends by WestStar to Vail Banks, as well as by Vail Banks to its shareholders. Due to the volume of dividends paid relative to earnings in earlier years, dividend payments from WestStar to Vail Banks require prior regulatory approval. Management believes that approval will be granted as long as WestStar maintains its well-capitalized regulatory status.

On January 17, 2005, the Board declared a regular quarterly dividend of $0.07 per share to shareholders of record on January 28, 2005. The dividend of $374,000 was paid on February 11, 2005.

On April 18, 2005, the Board declared a regular quarterly dividend of $0.07 per share payable on May 13, 2005 to Vail Banks’ shareholders of record on April 29, 2005.

Stock Repurchase Plan

At its meeting on January 17, 2005, the Company’s Board of Directors reauthorized the Company’s stock repurchase program that was originally approved in February 2001. Since inception of the program through March 31, 2005, the Company has repurchased 1,535,380 shares at an average price of $12.10 per share, or approximately $19.0 million. The total amount of repurchases under the program, both previously completed and allowable up to January 2006, aggregate approximately $29.0 million. During the first three months of 2005, the Company did not repurchase any common shares.

Capital Resources

As of March 31, 2005, shareholders’ equity had increased $599,000, or 1%, to $60.5 million from $59.9 million as of December 31, 2004. This increase is primarily related to the retention of earnings of $885,000 and an increase of $559,000 for the issuance of common stock; offset by an increase in accumulated other comprehensive loss of $471,000 due to the unrealized loss on available-for-sale securities, and the payment of common stock dividends of $374,000.

As of March 31, 2005 and 2004, the Company met all capital adequacy requirements to which it was subject. As of March 31, 2005, the Company had Tier 1 and Total Risk-Based Capital ratios of 10.14% and 11.62%, respectively, and a Leverage ratio of 8.01%. Regulatory guidelines permit the Company’s trust preferred securities to be included in the calculation of Tier 1, Total Risk-Based capital and the Leverage Ratio, subject to certain limitations. As of March 31, 2004, the Company had Tier 1 and Total Risk-Based Capital ratios of 11.91% and 13.96%, respectively, and a Leverage ratio of 7.80%.

As of March 31, 2005 and 2004, WestStar met all capital adequacy requirements to which it was subject and exceeded the minimum ratios to be designated as “well-capitalized.” As of March 31, 2005, WestStar had Tier 1 and Total Risk-Based Capital ratios of 10.36% and 11.21%, respectively, and a Leverage ratio of 7.91%. As of March 31, 2004, WestStar had Tier 1 and Total Risk-Based Capital ratios of 11.46% and 12.39%, respectively, and a Leverage ratio of 7.49%.

Recent Accounting Pronouncements

On April 14, 2005, the SEC adopted a new rule that amends the compliance dates for SFAS 123(R). The SEC’s new rule allows companies to implement SFAS 123(R) at the beginning of the next fiscal year, instead of the next reporting period that begins after June 15, 2005. The Company estimates that adoption of this standard will have an insignificant effect on the Company’s consolidated financial condition or results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosures About Market Risk

The table below provides information about the Company’s financial instruments as of December 31, 2004 that are sensitive to changes in interest rates.

	Principal Amount Maturing (b) in:
(in thousands)	2005	2006	2007	2008	2009	Thereafter or Non- Maturing	Total	Fair Value December 31, 2004
INTEREST RATE SENSITIVE ASSETS
Federal funds sold and interest earning deposits	$17,295	$—	$—	$—	$—	$—	$17,295	$17,295
Weighted average interest rate	2.16%	0.00%	0.00%	0.00%	0.00%	0.00%	2.16%
Adjustable-rate securities	983	1,021	1,059	1,101	1,146	45,489	50,799	50,332
Weighted average interest rate (a)	3.94%	3.94%	3.94%	3.94%	3.95%	3.94%	3.94%
Fixed-rate securities	1,453	10,068	9,045	4,234	233	29,175	54,208	53,709
Weighted average interest rate (a)	1.71%	2.63%	2.98%	4.24%	3.28%	5.65%	4.42%
Investments in Trust I and II	—	—	—	—	—	743	743	743
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	10.19%	10.19%
Investments in bank stocks	—	—	—	—	—	4,457	4,457	4,457
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	4.83%	4.83%
Loans held for sale	7,110	—	—	—	—	—	7,110	7,110
Weighted average interest rate	4.75%	0.00%	0.00%	0.00%	0.00%	0.00%	4.75%
Adjustable-rate loans	136,519	77,914	42,228	17,461	42,073	27,241	343,436	346,567
Weighted average interest rate	6.74%	6.67%	6.35%	6.38%	6.31%	6.31%	6.57%
Fixed-rate loans	14,817	2,274	5,472	2,137	7,969	31,524	64,193	64,778
Weighted average interest rate	4.76%	8.25%	6.85%	6.26%	5.89%	6.53%	6.12%
Total interest rate sensitive assets	$178,177	$91,277	$57,804	$24,933	$51,421	$138,629	$542,241	$546,001
Weighted average interest rate	5.99%	6.23%	5.83%	5.90%	6.18%	5.42%	5.88%

INTEREST RATE SENSITIVE LIABILITIES

Interest-bearing checking, savings and money market accounts	$—	$—	$—	$—	$—	$255,928	$255,928	$255,928
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.79%	0.79%
Fixed-rate time deposits	104,621	12,738	3,533	2,523	758	216	124,389	124,606
Weighted average interest rate	2.03%	2.55%	3.05%	3.19%	3.39%	2.41%	2.15%
Securities sold under agreements to repurchase	894	—	—	—	—	—	894	894
Weighted average interest rate	1.60%	0.00%	0.00%	0.00%	0.00%	0.00%	1.60%
Fixed-rate borrowings	15,719	7,885	2,596	2,133	1,682	12,429	42,444	42,556
Weighted average interest rate	3.15%	4.20%	3.83%	3.92%	4.12%	4.45%	3.95%
Subordinated notes to Trust I and Trust II	—	—	—	—	—	24,743	24,743	27,840
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	10.19%	10.19%
Total interest rate sensitive liabilities	$121,234	$20,623	$6,129	$4,656	$2,440	$293,316	$448,398	$451,824
Weighted average interest rate	2.17%	3.18%	3.38%	3.52%	3.89%	1.74%	1.99%

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

The Company’s Asset/Liability Management Committee manages interest rate risk. The principal objective of asset/liability management is to manage the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. To effectively measure and manage interest rate risk, the Company uses computer simulations that determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, investment securities, loans, deposits, and borrowings. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these computer simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. As of March 31, 2005, the Company has never used interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposures.

Management continually monitors the Company’s exposure to fluctuations in market rates. One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model. Such estimates are based upon a number of assumptions for each scenario, including the level of loan growth and deposit and loan repricing characteristics. The simulation model measures the potential change in net interest income for future periods under various interest rate scenarios. Based on these simulation models, if interest rates increased 200 basis points during the remainder of 2005, net interest income would increase an estimated $1.4 million for the year ended December 31, 2005 and an estimated $5.9 million for the year ended December 31, 2006. On the contrary, if interest rates decreased 100 basis points during 2005 net interest income would decrease an estimated $500,000 for the year-end December 31, 2005 and $2.4 million for the year ended December 31, 2006.

The increase in short-term rates by the Federal Reserve during 2004, and thus far in 2005, have effectively repriced a significant portion of the Company’s loan portfolio. Due to the strong deposit growth during the first quarter of 2005, the Company has been able to minimize increases to funding costs, while capitalizing on the increased yield on loans, thereby increasing the net interest margin.

Item 4.   CONTROLS AND PROCEDURES

Company management, including the Chief Executive Officer, Vice Chairman and Principal Financial and Accounting Officer, supervised and participated in an evaluation of the Company’s disclosure controls and procedures (as defined in rules of the Securities and Exchange Commission) as of March 31, 2005. Based on, and as of the date of, that evaluation, the Company’s Chief Executive Officer and Principal Financial and Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted under the Securities and Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2.   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

During the first quarter of 2005, the Company issued 75,000 shares of restricted stock to individuals of the Company. These shares were registered and granted under the Vail Banks, Inc. Stock Incentive Plan (the Plan). The Company also issued 130,000 shares of restricted stock to individuals of the Company. These shares were unregistered and granted outside of the Plan. See Note 7 to the Unaudited Consolidated Financial Statements for additional discussion.

Item 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5.   OTHER INFORMATION.

No events have transpired that would make a response to this item appropriate.

Item 6.    EXHIBITS.

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

32.2
Certification by Raymond E. Verlinde, Chief Administrative Officer and Principal Financial and Accounting Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

VAIL BANKS, INC.

Date: May 13, 2005	/s/ Gary S. Judd
Gary S. Judd
Chief Executive Officer and President
(Principal Executive Officer)
May 13, 2005

Date: May 13, 2005	/s/ Raymond E. Verlinde
Raymond E. Verlinde
Chief Administrative Officer
(Principal Financial and Accounting Officer)
May 13, 2005