Form 10-Q
period 2005-06-30
VAIL BANKS INC
filed 2005-08-12
CIK 1035770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 31, 2005, there were 5,604,235 shares of common stock ($1.00 par value per share) outstanding.

VAIL BANKS, INC.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

PART I     FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS

VAIL BANKS, INC.
Consolidated Balance Sheets (unaudited)
	June 30,	December 31,
(in thousands, except share data)	2005	2004
ASSETS
Cash and due from banks	$17,887	18,360
Federal funds sold	38,865	17,295
Total cash and cash equivalents	56,752	35,655
Investment securities, available for sale	96,046	103,779
Investment securities, held to maturity	186	246
Investments in Trust I and Trust II	743	743
Loans held for sale	1,200	7,110
Loans, net (includes related party loans of $9,984 and $10,682 at June 30, 2005 and December 31, 2004, respectively)	416,712	402,458
Investments in bank stocks, at cost	4,508	4,457
Premises and equipment, net	38,751	38,721
Interest receivable	2,286	2,172
Goodwill	35,970	35,970
Other intangible assets, net	139	159
Other assets	2,907	3,125
	$656,200	634,595
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits (includes related party deposits of $3,341 and $5,618 at June 30, 2005 and December 31, 2004, respectively)
Non-interest bearing	$115,201	120,127
Interest bearing	404,707	380,317
Total deposits	519,908	500,444
Securities sold under agreements to repurchase	17,134	894
Federal Home Loan Bank advances	27,132	42,444
Subordinated notes to Trust I and Trust II	24,743	24,743
Interest payable and other liabilities	2,922	3,605
Total liabilities	591,839	572,130
Minority interest	2,444	2,563
Commitments and contingencies (Notes 7 and 12)
Shareholders’ equity
Preferred stock - $1 par value; 2,250,000 shares authorized, no shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	—	—
Common stock - $1 par value; 20,000,000 shares authorized, 5,604,235 and 5,326,504 issued and outstanding at June 30, 2005 and December 31, 2004, respectively	5,605	5,327
Additional paid-in capital	35,638	34,944
Retained earnings	21,339	20,249
Accumulated other comprehensive loss, net of tax benefit of $391 and $364 at June 30, 2005 and December 31, 2004, respectively	(665)	(618)
Total shareholders’ equity	61,917	59,902
	$656,200	634,595

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VAIL BANKS, INC.
Consolidated Statements of Income and Comprehensive Income
(in thousands, except share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Interest income
Interest and fees on loans	$8,243	6,166	15,857	12,230
Interest on investment securities	970	997	2,286	1,714
Interest on federal funds sold and other short-term investments	219	85	411	289
Investments in Trust I and II	19	19	38	38
Interest on bank stocks	58	48	113	104
Total interest income	9,509	7,315	18,705	14,375
Interest expense
Deposits	1,623	1,005	2,952	2,024
Borrowings	241	345	605	717
Federal funds purchased and securities sold under agreements to repurchase	98	1	123	2
Subordinated notes to Trust I and II	630	630	1,261	1,261
Total interest expense	2,592	1,981	4,941	4,004
Net interest income	6,917	5,334	13,764	10,371
(Credit)/provision for loan losses	(36)	43	29	201
Net interest income after (credit)/ provision for loan losses	6,953	5,291	13,735	10,170
Non-interest income
Gain on sale of premises and equipment	11	103	3	1,781
Deposit related	645	692	1,265	1,377
Mortgage broker fees	459	775	853	1,578
Other	561	522	1,125	1,200
Total non-interest income	1,676	2,092	3,246	5,936
Non-interest expense
Salaries and employee benefits	4,109	3,994	8,304	8,013
Occupancy	1,044	846	2,043	1,691
Furniture and equipment	650	611	1,333	1,173
Other	1,407	1,168	2,631	2,258
Total non-interest expense	7,210	6,619	14,311	13,135
Income before income tax expense	1,419	764	2,670	2,971
Provision for income taxes	448	190	814	1,217
Net income	971	574	1,856	1,754
Net change in unrealized gain/(loss) on investment securities available for sale, net of taxes	424	(1,882)	(47)	(1,478)
Comprehensive income/(loss)	$1,395	(1,308)	1,809	276

VAIL BANKS, INC.
Consolidated Statements of Income and Comprehensive Income (Continued)
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Earnings per share
Basic	$0.19	0.11	0.36	0.35
Diluted	$0.18	0.11	0.34	0.32
Weighted average common shares
Basic	5,180,909	5,050,161	5,132,746	5,034,712
Diluted	5,335,764	5,417,827	5,403,438	5,409,908
The accompanying notes are an integral part of these unaudited consolidated financial statements.

VAIL BANKS, INC.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2005	2004

Cash flows from operating activities
Net income	$1,856	$1,754
Adjustments to reconcile net income to net cash provided by operating activities
Net amortization of premiums on investment securities	244	422
Provision for loan losses	29	201
Amortization of deferred loan fees	(611)	(333)
Gain on sale of premises and equipment	(3)	(1,781)
Depreciation and amortization	1,044	918
Gain on sale of foreclosed properties	(27)	(119)
Recognition of stock compensation on restricted common stock and stock options	254	201
Minority interest expense (income)	36	(14)
Deferred income tax expense	—	(1)
Changes in operating assets and liabilities
Loans held for sale	5,910	487
Interest receivable	(114)	(122)
Other assets	49	184
Interest payable and other liabilities	(683)	(528)
Net cash provided by operating activities	7,984	1,269

Cash flows from investing activities
Purchases of investment securities, available for sale	(30,466)	(80,520)
Increase in bank stocks from stock dividends received	(51)	(20)
Proceeds from maturities of investment securities, held to maturity	59	47
Proceeds from maturities/calls of investment securities, available for sale	37,882	16,428
Proceeds from redemption of bank stocks	—	19
Net increase in loans	(13,697)	(38,187)
Purchases of premises and equipment	(1,150)	(4,279)
Proceeds from sales of premises and equipment	99	8,283
Proceeds from sales of foreclosed properties	248	771
Net cash used by investing activities	(7,076)	(97,458)

Cash flows from financing activities
Net increase in deposits	19,464	18,420
Net increase in federal funds purchased and securities sold under agreements to repurchase	16,240	1,909
Net decrease in Federal Home Loan Bank advances	(15,312)	(5,846)
Proceeds from issuance of common stock	718	411
Distribution to minority partners	(155)	—
Payment of cash dividends on common stock	(766)	(742)
Net cash provided by financing activities	20,189	14,152
Net increase (decrease) in cash and cash equivalents	21,097	(82,037)
Cash and cash equivalents at beginning of period	35,655	100,908
Cash and cash equivalents at end of period	$56,752	$18,871

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VAIL BANKS, INC.
Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	Six months ended June 30,
	2005	2004

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest expense	$4,912	4,105
Income taxes	$270	952

Non-cash investing and financing transactions
Foreclosure of collateralized loans, net of reserve	$25	1,078
Net change in unrealized loss on investment securities available for sale, net of taxes	$(47)	(1,478)
Restricted stock:
Original issuance (205,000 shares)	$2,727	—
Earned compensation	(75)	—
Net restricted stock	$2,652	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

1.    ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Vail Banks, Inc. (Vail Banks) and its wholly-owned subsidiary, WestStar Bank (WestStar). Vail Banks and WestStar own a combined 54.04% interest in Avon 56 Limited and 74.92% of Glenwood/Rose L.P. Both Avon 56 Limited and Glenwood/Rose L.P. are real estate partnerships. All entities are collectively referred to as “the Company.” All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s two trusts are reported separately in accordance with Financial Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities.

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the consolidated financial statements as of December 31, 2004. These interim unaudited consolidated financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2004. In the opinion of the Company, all adjustments necessary, consisting of only normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

2.    INVESTMENT SECURITIES

Investment securities consist of the following:

	June 30, 2005		December 31, 2004
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value

Securities available for sale
Government agencies (1)	23,371	23,016	24,308	23,962
State and municipal obligations	19,780	20,296	19,663	19,938
Mortgage-backed securities	48,951	48,121	56,294	55,747
Agency preferred stock	5,000	4,613	4,496	4,132
Total securities available for sale	$97,102	$96,046	$104,761	$103,779

Securities held to maturity
Mortgage-backed securities	$186	$197	$246	$262
Total securities held to maturity	$186	$197	$246	$262

(1) Includes mortgage-backed government agencies.

After-tax net unrealized losses on investment securities increased $47,000 during the first six months of 2005 from a loss of $618,000 at December 31, 2004 to a loss of $665,000 at June 30, 2005. The increase in the after-tax net unrealized losses on available for sale securities relates primarily to the 100 basis point increase in interest rates implemented by the Federal Reserve during the first and second quarters of 2005. Management does not believe any individual unrealized loss as of June 30, 2005 represents an other-than-temporary impairment.

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

The following table presents the components of investment income for the three and six months ended June 30, 2005 and 2004.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2005	2004	2005	2004

Taxable interest income	$746	732	1,719	1,178
Nontaxable interest income	224	265	567	536
	$970	997	2,286	1,714

3.       LOANS

Loans consist of the following:

(in thousands)	June 30, 2005	December 31, 2004

Commercial, industrial and land	$224,899	$239,946
Real estate - construction	120,942	92,705
Real estate - mortgage	69,470	69,164
Consumer and other	6,502	5,814
	421,813	407,629
Less: Allowance for loan losses	(4,003)	(3,895)
Net deferred loan fees	(1,098)	(1,276)
Loans, Net	$416,712	$402,458

As of June 30, 2005 and December 31, 2004, $157,000 and $74,000, respectively, of deposit account overdrafts have been reclassified to consumer and other loans.

No loans were transferred to foreclosed properties during the second quarter of 2005. Loans having carrying values of $16,000 and $405,000 were transferred to foreclosed properties during the first quarter of 2005 and the second quarter of 2004, respectively.

The principal balance of loans on which the accrual of interest has been discontinued was $0 and $1.6 million at June 30, 2005 and 2004, respectively. As of June 30, 2005 and 2004, $181,000 and $8,000, respectively, of loans were past due 90 days and still accruing interest.

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

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

The following is a summary of information pertaining to impaired loans:

	June 30,	December 31,
(in thousands)	2005	2004

Impaired loans without a valuation allowance	$4,373	$5,539
Impaired loans with a valuation allowance	1,647	2,006
Total impaired loans	$6,020	$7,545

Valuation allowance related to impaired loans	$349	$473

In the ordinary course of business, the Company had loans receivable from directors, executive officers and principal shareholders (holders of more than five percent of the outstanding shares of common stock) of the Company and their affiliates as follows:

(in thousands)	2005

Balance at January 1, 2005	$10,682
New loans, including renewals	879
Payments	(1,577)
Balance at June 30, 2005	$9,984

4.        ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance are summarized as follows:

(in thousands)	2005	2004

Allowance at January 1,	$3,895	3,503
Loans charged off	(25)	(458)
Recoveries on loans previously charged off	104	123
Provision for loan losses	29	201
Allowance at June 30,	$4,003	3,369

5.        INVESTMENT IN BANK STOCKS

WestStar is a member of the Federal Home Loan Bank of Topeka (FHLB) and is, therefore, required to maintain an investment in stock of the FHLB equal to the greater of 1% of certain residential mortgages or 5% of FHLB advances. The Company has a blanket pledge with the FHLB and has pledged all of its FHLB stock and certain qualifying loans to secure outstanding advances from the FHLB.

Investment in bank stocks consists of the following:

(in thousands)	June 30, 2005	December 31, 2004

Federal Home Loan Bank Stock	$2,455	$2,404
Federal Reserve Bank Stock	1,870	1,870
Bankers’ Bank of the West Stock	183	183
	$4,508	$4,457

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

6.        SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. At June 30, 2005 and December 31, 2004, the carrying amount of securities sold to secure repurchase agreements was $17.1 million and $894,000, respectively. This $16.2 million increase is due to the Company’s recent marketing efforts focused on increasing the use of this product. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

7.       BORROWINGS

As a member of the FHLB, and as a regular part of its business, WestStar obtains both short and long-term advances from the FHLB. Advances are collateralized primarily by FHLB stock owned by WestStar and loans secured by certain mortgages or deeds of trust. As of June 30, 2005, the Company’s total borrowing capacity was $128.4 million of which $27.1 million of borrowings were outstanding ($3.4 million was short-term and $23.7 million was long-term). Additionally, the Company has $10.0 million in stand-by irrevocable letters of credit issued by the FHLB and pledged as collateral for uninsured public fund deposits.

WestStar has established an unsecured, overnight federal funds line with Bankers’ Bank of the West that expires on August 31, 2005. As of June 30, 2005, this authorized borrowing line totaled $38.2 million with no amounts outstanding.

WestStar has also established an unsecured, overnight federal funds lines with First Tennessee Bank, N.A. that expires on June 30, 2006. As of June 30, 2005, the authorized borrowing line totaled $20.0 million with no amounts outstanding.

8.        SHAREHOLDERS’ EQUITY

Stock Repurchase Plan

At its meeting on January 17, 2005, the Company’s Board of Directors reauthorized the Company’s stock repurchase program that was originally approved in February 2001. Since inception of the program through June 30, 2005, the Company has repurchased 1,535,380 shares at an average price of $12.10 per share, or approximately $19 million. The total amount of repurchases under the program, both previously completed and allowable up to January 2006, aggregate approximately $29 million. The total amount of repurchases available under the program approximates $10.0 million.  During the first two quarters of 2005, the Company did not repurchase any common shares.

Restricted Stock

The Company accounts for its restricted stock grants in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation expense is recorded over the vesting period of the restricted stock equal to the value of the restricted shares using the market price of the stock on the grant date. Some restricted share awards were granted as variable plan awards. For those grants, the unearned compensation expense is adjusted at each balance sheet date to reflect the then-current market price of the stock.

In March 2005, the Company granted 75,000 shares of restricted stock to two officers of the Company. These shares were granted under the Vail Banks, Inc. Stock Incentive Plan, (the Plan), and vest upon achievement of certain performance criteria. As such, they are accounted for as variable plan awards. The Company computed unearned compensation expense of $998,000, based on the market price of the stock on the date of grant, and has begun recognizing compensation expense ratably over the vesting period of 10 years. This compensation expense will be adjusted at each balance sheet date to reflect the then-current market price of the stock and to reflect any changes in the number of shares vested and remaining to vest in future periods.

In March 2005, the Board completed grants totaling 130,000 shares of restricted stock to two individuals as an inducement to become officers of the Company. These shares are unregistered and granted outside of the Plan. These shares vest upon achievement of certain performance criteria. As such, they are accounted for as variable plan awards. The Company computed unearned compensation expense of $1,729,000, based on the market price of the stock on the date of grant, and has begun recognizing compensation expense ratably over the vesting period of 10 years. This compensation expense will be adjusted at each balance sheet date to reflect the then-current market price of the stock and to reflect any changes in the number of shares vested and remaining to vest in future periods.

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

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

The following table presents the net income and weighted average common shares outstanding used to calculate earnings per share for the three and six months ended June 30, 2005 and 2004:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except share data)	2005	2004	2005	2004

Basic earnings per share computation

Net income available to common shareholders	$971	574	1,856	1,754

Weighted average shares outstanding - basic	5,180,909	5,050,161	5,132,746	5,034,712

Basic earnings per share	$0.19	0.11	0.36	0.35

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except share data)	2005	2004	2005	2004

Diluted earnings per share computation

Net income available to common shareholders	$971	574	1,856	1,754

Weighted average shares outstanding - basic	5,180,909	5,050,161	5,132,746	5,034,712
Shares assumed issued:
Stock options	125,321	118,387	124,719	123,181
Restricted stock	29,533	249,279	145,973	252,015
Weighted average shares outstanding - diluted	5,335,763	5,417,827	5,403,438	5,409,908

Diluted earnings per share	$0.18	0.11	0.34	0.32

There were no anti-dilutive options for the three or six months ended June 30, 2005 and 2004.

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

Stock Options

The Company accounts for its stock options in accordance with the provisions of APB Opinion No. 25, while disclosing pro forma net income and pro forma earnings per share for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123, Accounting for Stock Based Compensation, had been applied. The Company has elected to apply the accounting provisions of APB Opinion No. 25 to employee stock option grants and provide the pro forma disclosure provisions of SFAS 123.

The fair value of each employee stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for the six months ended June 30, 2005 and 2004:

	2005	2004

Dividend yield	2.17%	**
Expected life	7 years	**
Expected volatility	24.9%	**
Risk-free interest rate	4.2%	**

** There were no stock options granted during 2004.

There were 31,000 stock options granted during the first quarter of 2005 and no stock options granted during the second quarter of 2005. No stock options were granted during the first two quarters of 2004.

Had the Company determined compensation cost based on the fair value accounting provisions prescribed by SFAS 123 and using assumptions from the Black-Scholes option pricing model, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share data)	2005	2004	2005	2004

Net income
As reported	$971	574	1,856	1,754
Deduct: Total stock-based employee compensation determined under the fair value method, net of tax	(7)	(14)	(16)	(35)
Pro forma	$964	560	1,840	1,681

Earnings per share - basic
As reported	$0.19	0.11	0.36	0.35
Pro forma	$0.19	0.11	0.36	0.34

Earnings per share - diluted
As reported	$0.18	0.11	0.34	0.32
Pro forma	$0.18	0.10	0.34	0.32

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

9.        REGULATORY MATTERS

As of June 30, 2005, the Company met all capital adequacy requirements to which it was subject. As of that date, the Company had Tier 1 and Total Risk-Based Capital ratios of 10.47% and 12.04%, respectively, and a Leverage ratio of 7.98%. Regulatory guidelines permit the Company’s trust preferred securities to be included in the calculation of Tier 1, Total Risk-Based capital, and the Leverage Ratio, subject to certain limitations.

As of June 30, 2005, WestStar met all capital adequacy requirements to which it was subject and exceeded the minimum ratios to be designated as “well-capitalized.” As of June 30, 2005, WestStar had Tier 1 and Total Risk-Based Capital ratios of 10.68% and 11.54%, respectively, and a Leverage ratio of 8.09%.

10.       SEGMENT INFORMATION

The Company believes that the activities and assets of the mortgage brokerage business segment are no longer of continuing significance and, therefore, do not warrant separate disclosure in the current period. Information about reportable segments and reconciliation of such information to the consolidated financial statements for the six months ended June 30, 2004 is as follows:

	Six Months Ended June 30, 2004
		Mortgage
(in thousands)	Banking	Brokerage	Other	Total

Condensed income statement

Total income	$18,645	1,646	20	20,311
Total expense	13,795	1,374	2,171	17,340
Income (loss) before income taxes	4,850	272	(2,151)	2,971
Income tax expense (benefit)	1,899	102	(784)	1,217
Net income (loss)	$2,951	170	(1,367)	1,754

11.       RECENT ACCOUNTING PRONOUNCEMENTS

On April 14, 2005, the Securities and Exchange Commission (SEC) adopted a new rule that amends the compliance dates for SFAS No. 123(R), Share-Based Payment. The SEC’s new rule allows companies to adopt SFAS No. 123(R) at the beginning of the next fiscal year, instead of the next reporting period that begins after June 15, 2005. The Company will adopt the provisions of SFAS No. 123(R) on January 1, 2006. The Company estimates that adoption of this standard will have an insignificant effect on the Company’s consolidated financial condition or results of operations, similar to the results shown in the pro forma disclosure included in Note 8.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS. No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement changes the requirements for accounting for and reporting a change in accounting principle. It also provides guidance for applying changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition guidance. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect adoption of this statement to have an effect on the results of future operations.

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

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

13.       SUBSEQUENT EVENTS

On July 18, 2005, the Board of Directors (Board) declared a regular quarterly dividend of $0.07 per share payable on August 12, 2005 to shareholders of record on July 29, 2005.

On July 8, 2005, the Company commenced operations in a new retail office in Fruita, Colorado.

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words “expects,”“anticipates,”“intends,”“plans,”“believes,”“seeks,”“estimates” and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the results discussed in these forward-looking statements as a result of the impact of economic conditions and interest rates, loan losses, risks related to the execution of the Company’s growth strategy, the possible loss of key personnel, factors that could affect the Company’s ability to compete in its trade areas, changes in regulations and government policies and other factors discussed in the Company’s filings with the Securities and Exchange Commission. Vail Banks does not intend to update any forward-looking statements whether written or oral, relating to matters discussed in this Quarterly Report on Form 10-Q.

Basis of Presentation

The following discussion and analysis provides information regarding the Company’s financial condition as of June 30, 2005, and its results of operations for the three and six months ended June 30, 2005, in comparison to the three and six months ended June 30, 2004. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

Net income was $971,000 for the three months ended June 30, 2005, an increase of $397,000, or 69%, from $574,000 in the second quarter of 2004. Net income was $1.9 million for the six months ended June 30, 2005, an increase of $102,000, or 6%, from $1.8 million for the six months ended June 30, 2004. First quarter 2004 revenue included a $1.7 million pre-tax gain on the sale of the Company’s Vail bank building. Without this gain, net income for the six months ended June 30, 2004 would have been $986,000a.

Diluted earnings per share for the three months ended June 30, 2005 were $0.18 compared to $0.11 for the second quarter of 2004, an increase of 64%. Diluted earnings per share for the six months ended June 30, 2005 were $0.34, a 6% increase over the $0.32 diluted earnings per share for the six months ended June 30, 2004. Excluding the first quarter 2004 gain on the building sale, diluted earnings per share would have been $0.18a for the first six months of 2004.

The annualized return on average assets was 0.60% for the three months ended June 30, 2005 compared to 0.39% for the three months ended June 30, 2004, a 54% increase. The annualized return on average assets was 0.57% for the six month ended June 30, 2005 compared to 0.60% for the same period in 2004. Excluding the first quarter 2004 gain on the building sale, the annualized return on average assets would have been 0.33%a for the first six months of 2004.

The annualized return on average equity was 6.39% for the three months ended June 30, 2005 compared to 3.95% for the three months ended June 30, 2004, a 62% increase. The annualized return on average equity was 6.18% for the six months ended June 30, 2005 compared to 6.04% for the six months ended June 30, 2004. Excluding the first quarter 2004 gain on the building sale, the annualized return on average equity would have been 3.40% a for the six months ended June 30, 2004.

a This is a non-GAAP measure presented for comparability between periods. This calculation reflects the results that would have been achieved as of June 30, 2004 if the sale of the Vail bank building had not occurred.

Results of Operations

Net Interest Income. Net interest income, on a fully tax-equivalent basis (FTE), increased by $1.5 million, or 27%, to $7.0 million for the three months ended June 30, 2005 from $5.3 million for the three months ended June 30, 2004. Net interest income, FTE basis, increased by $3.2 million, or 30%, to $13.8 million for the six months ended June 30, 2005 from $10.6 million for the six months ended June 30, 2004. The net interest margin on an FTE basis was 5.00% for the three months ended June 30, 2005 as compared to 4.38% for the three months ended June 30, 2004. The net interest margin on an FTE basis was 5.05% for the six months ended June 30, 2005 as compared to 4.28% for the comparable period in 2004. Net interest margin is influenced by the level and relative mix of earning assets, interest bearing liabilities as well as the cost of interest bearing liabilities as compared to the yield on earning assets. The increase in net interest margin during the second quarter of 2005 as compared to the second quarter of 2004 was due primarily to the $82.0 million, or 25%, increase in average loans since June 30, 2004 as a result of the strong economy and an internal focus on growing the loan portfolio. The growth in average deposits, up $54.7 million or, 12%, from June 30, 2004 enabled the Company to grow the loan portfolio while reducing higher-rate debt. Average notes payable and other borrowings decreased $11.1 million, or 32%, since June 30, 2004 to an average balance of $23.7 million for the second quarter 2005. The 225 basis point interest rate increases implemented by the Federal Reserve from June 2004 through June 2005 have also contributed to the increase in the net interest margin. Interest income FTE increased to $9.6 million for the three months ended June 30, 2005 from $7.4 million for the three months ended June 30, 2004. During this time period, average earning assets increased $60.0 million, or 12%, from $502.0 million for the three months ended June 30, 2004 to $562.0 million for the three months ended June 30, 2005. During the second quarter of 2005, average loans increased to 73% of earning assets as compared to 66% during the second quarter of 2004, while average federal funds sold and investment securities decreased to 26% of earning assets as compared to 33% during the second quarter of 2004. During the second quarter of 2005, loans had a yield of 8.04% as compared to the 3.75% yield on investment securities and 3.09% yield on federal funds sold. As a result of this shift, the total yield on average earning assets increased 87 basis points to 6.84% for the second quarter of 2005, as compared to 5.97% for the second quarter of 2004.

Interest expense increased to $2.6 million, a change of $611,000 or 31%, for the three months ended June 30, 2005, as compared to $2.0 million for the corresponding period in 2004. This increase was comprised primarily of a $618,000, or 61%, increase in interest expense on deposits, due to an increase in average balances and an increase in cost of funds due to rising interest rates during the three months ended June 30, 2005, as compared to the corresponding period in 2004. Average interest bearing deposits increased $33.3 million, or 9%, in 2005 over the corresponding period in 2004. As a result, the total cost of interest-bearing liabilities increased 37 basis points to 2.22% for the second quarter of 2005, as compared to 1.85% for the second quarter of 2004. This increase in cost of interest bearing liabilities, however, was not in proportion to the increase in yield on average interest earning assets, resulting in an overall increase in net interest income and net interest margin for the second quarter of 2005.

During the second quarter 2005, interest expense increased $243,000, or 10%, from the first quarter 2005. The increase was comprised primarily of a $367,000, or 27%, increase in interest expense on deposits, due to an increase in average balances and an increase in cost of funds as a result of rising interest rates. Average interest bearing deposits increased $17.8 million, or 3%, between the first and second quarters of 2005. The increase in interest expense on deposits was partially offset by a decrease in interest expense on notes payable and other borrowings, which decreased $123,000, or 34%, between the first and second quarters of 2005. This decrease was primarily due to the pay down of $6.1 million of FHLB advances early in the second quarter of 2005, as well as the maturity of $8.0 million in FHLB advances in March 2005. Average notes payable and other borrowings decreased $14.9 million, or 38%, between the first and second quarters of 2005.

Non-Interest Income. During the three months ended June 30, 2005, non-interest income decreased by $416,000, or 20%, to $1.7 million from $2.1 million for the three months ended June 30, 2004. This decrease was primarily attributable to the $316,000 decrease in mortgage broker fees as origination volumes continue to lag behind those of 2004. Also contributing to the decline was the decrease in income from sales of premises and equipment. During the second quarter of 2004, the Company sold the right to purchase its main bank building in Glenwood Springs, Colorado for a pre-tax gain of approximately $107,000. During the six months ended June 30, 2005, non-interest income decreased $2.7 million, or 45%, due in part to the items mentioned above as well as the $1.7 million pre-tax gain on the sale of the Vail bank building during March 2004. Non-interest income increased $106,000, or 7%, during the second quarter 2005, in comparison to the first quarter 2005, primarily due to an increase in mortgage broker fee income.

Non-Interest Expense. Non-interest expense increased $591,000, or 9%, to $7.2 million for the three months ended June 30, 2005, from $6.6 million for the three months ended June 30, 2004. This increase was attributable to the following: (1) an increase in salaries and benefits of $115,000, or 3%, compared to second quarter 2004 due primarily to an increase in full-time equivalent associates which increased from 238 in June 2004 to 254 in June 2005; (2) an increase in occupancy expenses of $198,000, or 23%, primarily due to the move to the new Glenwood branch in the third quarter of 2004, and the remodeling of existing branches; (3) an increase in furniture and equipment expense of $39,000, or 6%, due to the completion of the Glenwood Springs building and completion of significant remodeling of the Company’s Avon and Norwood retail offices; (4) an increase of $92,000, or 53%, in marketing and promotion costs for the new brand launch, WestStar Bank. Expect Action; (5) an increase of $51,000, or 204%, in checking and savings losses; and (6) an expense of $63,000 related to prepayment penalties for the repayment of $6.1 million of FHLB advances prior to their maturity dates.

The efficiency ratio was 84% for both the three and six months ended June 30, 2005 compared to 89% for the three months ended June 30, 2004 and 81% for the six months ended June 30, 2004. Excluding the gain on the building sale, the efficiency ratio would have been 90%b for the six months ended June 30, 2004. The decrease in the efficiency ratio was due to the increase in revenue (net interest income plus non-interest income) of $1.2 million, or 16%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, while at the same time non-interest expenses increased by a lesser degree, 9% or $591,000. Revenue (net interest income plus non-interest income) increased $703,000, or 4%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, while non-interest expenses increased 9%, or $1.2 million, causing the efficiency ratio to increase. Excluding the gain on the building sale, revenue would have increased $2.4 millionb, or 16%, for the six months ended June 30, 2005 which is at a greater rate than the increase in non-interest expense, thereby reducing the efficiency ratio from 90%b to 84%.

Income Taxes. The Company’s effective income tax rate (income tax expense as a percentage of pre-tax income) was 31.6% and 30.5%, respectively, for the three and six months ended June 30, 2005 as compared to 24.9% and 41.0%, respectively for the three and six months ended June 30, 2004. The increase in the effective tax rate for the three months ended June 30, 2005 was primarily due to tax-exempt interest from municipal securities representing a lower percentage of pre-tax income than it did during the same period in 2004. The decrease in the effective income tax rate for the six months ended June 30, 2005 was primarily due to additional income tax expense recorded during the first quarter of 2004 as a result of the Vail building sale.

Financial Condition

The Company's assets increased by $21.6 million or 3%, to $656.2 million as of June 30, 2005, from $634.6 million as of December 31, 2004.

Federal funds sold balances increased by $21.6 million, or 125%, to $38.9 million as of June 30, 2005 from $17.3 million at December 31, 2004. Investment securities decreased to $96.2 million as of June 30, 2005, compared to $104.0 million as of December 31, 2004, an 8% decrease. The decrease in investment securities is due primarily to principal payments received on mortgage-backed securities.

The Company’s mortgage division originates consumer mortgage loans with the intent to sell those loans to third parties. As of June 30, 2005, loans held for sale decreased $5.9 million, or 83%, from December 31, 2004. The ending balance of loans held for sale at any particular date is dependent on the timing of the closing and ultimate funding of the loans by third parties. Thus, an increase or decrease in the ending balance is primarily a function of timing and may not be indicative of trends in mortgage loan demand.

b     This is a non-GAAP measure presented for comparability between periods. This calculation reflects the results that would have been achieved as of June 30, 2004 if the sale of the Vail bank building had not occurred.

Deposits increased by $19.5 million, or 4%, from $500.4 million as of December 31, 2004, to $519.9 million as of June 30, 2005. The largest increase was in money market deposits, with a $37.0 million, or 28% increase. This was partially offset with a $10.0 million, or 8%, decrease in certificates of deposit. The overall increase in deposits is primarily due to the Company’s marketing efforts and continued focus on enhancing existing deposit relationships and attracting new deposit relationships. Core deposits, which exclude certificates of deposits, increased $29.4 million, or 8%, since December 31, 2004 to $405.5 million at June 30, 2005.

Asset Quality

Provision and Allowance for Loan Losses. A credit to the provision and provision expense for the three and six months ended June 30, 2005 was $(36,000) and $29,000, respectively. Due to continued strong credit quality during the second quarter of 2005, and net recoveries of $50,000 for the quarter, the Company reversed $36,000 of previously recorded provision expense to fairly state the allowance for loan losses at June 30, 2005. Provision expense was $43,000 and $201,000, respectively, for the three and six months ended June 30, 2004. The allowance for loan losses of $4.0 million as of June 30, 2005 was up slightly from $3.9 million as of December 31, 2004, and represents 0.95% of total loans as of June 30, 2005, as compared to 0.96% of total loans at December 31, 2004. Since December 31, 2004, average loans have increased $16.7 million, or 4%. Loans past due 90 days or more and still accruing interest increased $164,000, to $181,000 at June 30, 2005 compared to $17,000 at December 31, 2004. However, loans past due 90 days or more and still accruing interest improved since the first quarter 2005 by $872,000, or 83%. The $108,000 increase in the allowance for loan losses from December 31, 2004 reflects the Company’s revised estimate of probable losses in the loan portfolio.

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

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses Analysis (in thousands)	Six months ended June 30,
	2005	2004

Average total loans	$406,943	322,088

Total loans at end of period	$420,715	348,881

Allowance at beginning of period	$3,895	3,503
Loans charged off	(25)	(458)
Recoveries on loans previously charged off	104	123
Provision for loan losses	29	201
Allowance at end of period	$4,003	3,369

Annualized net recoveries (charge-offs) to average loans	0.04%	(0.21)%
Allowance to total loans at end of period	0.95%	0.97%

Non-Performing Assets. The following table presents information regarding non-performing assets as of the dates indicated:

Non-Performing Assets (in thousands)	June 30,
	2005	2004

Nonaccrual loans	$—	1,555
Restructured loans	—	—
Total non-performing loans	—	1,555
Foreclosed properties	589	788
Total non-performing assets	589	2,343
Loans 90 days or more past due and accruing	181	8
Total risk assets	$770	2,351

Non-performing loans to total loans	0.00%	0.45%

Non-performing assets to loan related assets	0.14%	0.67%

Non-performing assets to total assets	0.09%	0.40%

Risk assets to loan related assets	0.18%	0.67%

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

As of June 30, 2005, the Company had cash and cash equivalents (including federal funds sold) of $56.8 million and investment securities of $96.2 million. Approximately $96.0 million of the Company’s investment portfolio is classified as available-for-sale and can be readily sold, however $64.1 million and $26.4 million of this amount have been pledged to secure uninsured public fund deposits and securities sold under agreements to repurchase, respectively. Accordingly, these pledged amounts may not be available to meet general liquidity needs. Based on current plans and business conditions, the Company expects that its cash, cash equivalents, investment securities and available borrowing capacity under its credit facilities, together with any amounts generated from operations, will be sufficient to meet the Company's liquidity requirements for the next 12 months. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

Cash Flows

Net Cash from Operating Activities

During the six-month period ended June 30, 2005, cash of $8.0 million was provided by operating activities consisting primarily of net income of $1.9 million plus non-cash items of $966,000 and net decreases in operating assets and liabilities of $5.2 million. Non-cash items consisted primarily of amortization and depreciation on premises and equipment of $1.0 million, net amortization of premiums on investment securities of $244,000, recognition of compensation expense on restricted common stock and stock options of $254,000, minority interest expense of $36,000 and a $29,000 loan loss provision, partially offset by the amortization of deferred loan fees of $611,000 and gain on the sale of foreclosed properties of $27,000. The net decrease in operating assets and liabilities was primarily due to a $5.9 million decrease in loans held for sale, partially offset by a $683,000 decrease in interest payable and other liabilities and a $114,000 increase in interest receivable.

During the six-month period ended June 30, 2004, cash of $1.3 million was provided by operating activities consisting primarily of net income of $1.8 million less non-cash items of $506,000 and net decreases in operating assets and liabilities of $21,000. Non-cash items consisted primarily of a $1.8 million pre-tax gain on the sale of the Vail bank building and $333,000 of deferred loan fee amortization, offset by $918,000 of depreciation and amortization expense on premises, equipment and intangible assets, a $201,000 loan loss provision and $422,000 of net amortization of premiums on investment securities. The net decrease in operating assets and liabilities was primarily due to a $528,000 decrease in interest payable and other liabilities offset by a $487,000 decrease in loans held for sale.

Net Cash from Investing Activities

During the six-month period ended June 30, 2005, cash of $7.1 million was used for investing activities. These outflows consisted primarily of the purchase of $30.5 million of investment securities, $13.7 million of net increases in loans, $1.2 million for purchases of premises and equipment, partially offset by proceeds from the maturity, call or principal payments received on investment securities of $37.9 million.

During the six-month period ended June 30, 2004, cash of $97.5 million was used for investing activities. These outflows consisted primarily of the purchase of $80.5 million of investment securities, a $38.2 million increase in loans and $4.3 million in purchases of premises and equipment, offset by the maturity, call or principal payment received on investment securities of $16.5 million and $8.3 million of proceeds from the sale of the Vail bank building.

Net Cash from Financing Activities

During the six-month period ended June 30, 2005, cash of $20.2 million was provided by financing activities consisting primarily of increases in deposits of $19.5 million and an increase of $16.2 million in securities sold under agreements to repurchase, partially offset by the repayment of FHLB advances of $15.3 million.

During the six-month period ended June 30, 2004, cash of $14.2 million was provided by financing activities consisting primarily of an increase in deposits of $18.4 million, and an increase in federal funds purchased of $1.9 million, offset by the repayment of FHLB advances of $5.8 million.

Borrowings

As a member of the FHLB and, as a regular part of its business, WestStar obtains both short and long-term advances from the FHLB. Advances are collateralized primarily by FHLB stock owned by WestStar and loans secured by certain mortgages or deeds of trust. As of June 30, 2005, the Company’s total borrowing capacity was $128.4 million of which $27.1 million of borrowings were outstanding ($3.4 million was short-term and $23.7 million was long-term). Additionally, the Company has $10.0 million in the form of stand-by irrevocable letters of credit issued by the FHLB and pledged as collateral for uninsured public fund deposits.

On April 4, 2005, the Company repaid $6.1 million of higher rate FHLB advances prior to their maturity dates. Although the Company incurred a $63,000 prepayment penalty, the Company anticipates future cost savings, as current funding sources are at lower interest rates.

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

On July 18, 2005, the Board declared a regular quarterly dividend of $0.07 per share payable on August 12, 2005 to Vail Banks’ shareholder of record on July 29, 2005.

Stock Repurchase Plan

At its meeting on January 17, 2005, the Company’s Board of Directors reauthorized the Company’s stock repurchase program that was originally approved in February 2001. Since inception of the program through June 30, 2005, the Company has repurchased 1,535,380 shares at an average price of $12.10 per share, or approximately $19.0 million. The total amount of repurchases under the program, both previously completed and allowable up to January 2006, aggregate approximately $29.0 million. The total amount of repurchases available under the program approximates $10.0 million. During the first six months of 2005, the Company did not repurchase any common shares.

Capital Resources

As of June 30, 2005, shareholders’ equity had increased $2.0 million, or 3%, to $61.9 million from $59.9 million as of December 31, 2004. This increase is primarily related to the retention of earnings of $1.9 million and an increase of $972,000 for the issuance of common stock; offset by an increase in accumulated other comprehensive loss of $47,000 due to the unrealized loss on available-for-sale securities, and the payment of common stock dividends of $766,000.

As of June 30, 2005 and 2004, the Company met all capital adequacy requirements to which it was subject. As of June 30, 2005, the Company had Tier 1 and Total Risk-Based Capital ratios of 10.47% and 12.04%, respectively, and a Leverage ratio of 7.98%. As of June 30, 2004, the Company had Tier 1 and Total Risk-Based Capital ratios of 11.05% and 11.93%, respectively, and a Leverage ratio of 7.71%.

As of June 30, 2005 and 2004, WestStar met all capital adequacy requirements to which it was subject and exceeded the minimum ratios to be designated as “well-capitalized.” As of June 30, 2005, WestStar had Tier 1 and Total Risk-Based Capital ratios of 10.68% and 11.54%, respectively, and a Leverage ratio of 8.09%. As of June 30, 2004, WestStar had Tier 1 and Total Risk-Based Capital ratios of 13.39% and 14.25%, respectively, and a Leverage ratio of 8.74%.

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

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

The Company’s Asset/Liability Management Committee manages interest rate risk. The principal objective of asset/liability management is to manage the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. To effectively measure and manage interest rate risk, the Company uses computer simulations that determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, investment securities, loans, deposits, and borrowings. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these computer simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. As of June 30, 2005, the Company has never used interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposures.

Management continually monitors the Company’s exposure to fluctuations in market rates. One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model. Such estimates are based upon a number of assumptions for each scenario, including the level of loan growth and deposit and loan repricing characteristics. The simulation model measures the potential change in net interest income for future periods under various interest rate scenarios.   Based on these simulation models, if interest rates increased 50 basis points each quarter for the remainder of 2005, net interest income would increase an estimated $1.3 million during the last six months of 2005.  If rates continued to increase 50 basis points in both the first and second quarters of 2006 and then stayed constant for the remainder of 2006, net interest income would increase an estimated $5.9 million for the twelve months ended December 31, 2006.  On the contrary, if interest rates decreased 25 basis points each quarter for the remaining two quarters of 2005, net interest income would decrease an estimated $500,000 during that time.  If interest rates continued to decrease 25 basis points in both the first and second quarters of 2006 and then stayed constant for the remainder of 2006, net interest income would decrease an estimated $2.4 million for the twelve months ended December 31, 2006.

The increase in short-term rates by the Federal Reserve during 2004, and thus far in 2005, have effectively repriced a significant portion of the Company’s loan portfolio. Due to the deposit growth during the first six months of 2005, the Company has been able to minimize increases to funding costs, while capitalizing on the increased yield on loans, thereby increasing the net interest margin.

Item 4.       CONTROLS AND PROCEDURES

Company management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the Company’s disclosure controls and procedures (as defined in rules of the Securities and Exchange Commission) as of June 30, 2005. Based on, and as of the date of, that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted under the Securities and Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 16, 2005, the Company held its annual meeting of shareholders. At that meeting, the security holders voted on the following items:

1.    Election of directors—Directors were elected with the following results:

Name	Term	Votes Cast For Election	Votes Cast Against Election	Votes Withheld	Abstentions	Broker Non-Votes

Kay Chester	3 years	4,542,907	0	437,595	0	0
James G. Flaum	3 years	4,544,065	0	436,437	0	0
Dan E. Godec	3 years	4,805,268	0	175,234	0	0
Robert L. Knous	3 years	4,515,879	0	464,623	0	0
Byron A. Rose	3 years	4,544,065	0	436,437	0	0
Donald L. Vanderhoof	3 years	4,781,088	0	199,414	0	0

2.
Security holders voted to ratify the selection of Perry-Smith LLP as Vail Banks’ independent public accountants for the fiscal year 2005. The results of the vote were as follows: votes cast for the proposal were 4,945,369, votes cast against the proposal were 12,590, votes withheld were 0, abstentions were 22,543, and broker non-votes were 0.

Due to typographical errors, the Company’s Quarterly Report on Form 10-Q for the second quarter of 2004 (filed with the SEC on August 13, 2004 and amended on October 26, 2004) incorrectly reported the votes cast “for,”“against” and “withheld” with respect to matters considered at the 2004 annual meeting of shareholders.

The following is a fully revised table showing the votes cast for the matters considered at the 2004 annual shareholders meeting:

1.	Election of directors—Directors were elected with the following results:

Name	Term	Votes Cast For Election	Votes Cast Against Election	Votes Withheld	Abstentions	Broker Non-Votes

E.B. Chester, Jr.	3 years	2,946,033	0	319,999	0	0
S. David Gorsuch	3 years	3,032,634	0	233,398	0	0
James M. Griffin	3 years	3,249,834	0	16,198	0	0
Garner F. Hill II	3 years	3,246,134	0	19,898	0	0
Gary S. Judd	3 years	3,202,365	0	63,667	0	0

2.        Security holders voted to amend the Amended and Restated Stock Incentive Plan (the Plan) to increase the number of shares of common stock reserved for issuance under the Plan from the current 1,000,000 shares to 1,250,000 shares, and to provide that the new total number of shares will increase on January 1st of each year equal to twenty percent of the increase in the total number of shares outstanding on such January 1st over the total number of shares outstanding on the immediately preceding January 1st. Security holders also voted to amend the Plan to increase the number of shares reserved for the grant of “incentive stock options” from 500,000 shares to 625,000 shares. The results of the vote were as follows: votes cast for the proposal were 2,795,190, votes cast against the proposal were 470,842, votes withheld were 0, abstentions were 0, and broker non-votes were 0.

3.         Security holders voted to ratify the selection of Dalby, Wendland & Co., P.C. as Vail Banks’ independent public accountants for the fiscal year 2004. The results of the vote were as follows: votes cast for the proposal were 3,245,358, votes cast against the proposal were 20,322, votes withheld were 0, abstentions were 352, and broker non-votes were 0.

Item 5.     OTHER INFORMATION.

None.

Item 6.     EXHIBITS.

(a)	Exhibits

31.1	Certification by Gary S. Judd, Chief Executive Officer and President of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Brady T. Burt, Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Gary S. Judd, Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Brady T. Burt, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

VAIL BANKS, INC.

Date: August 12, 2005	/s/ Gary S. Judd
Gary S. Judd
Chief Executive Officer and President
(Principal Executive Officer)
August 12, 2005

Date: August 12, 2005	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer
(Principal Financial Officer)
August 12, 2005