Form 10-Q
period 2005-09-30
VAIL BANKS INC
filed 2005-11-10
CIK 1035770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐       No    ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐       No    ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date:

As of October 31, 2005, there were 5,606,235 common shares ($1.00 par value per share) outstanding.

VAIL BANKS, INC.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I.     FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS

VAIL BANKS, INC.
Consolidated Balance Sheets (unaudited)
	September 30,	December 31,
(in thousands, except share data)	2005	2004
ASSETS
Cash and due from banks	$21,228	$18,360
Federal funds sold	48,810	17,295
Total cash and cash equivalents	70,038	35,655
Investment securities, available for sale	91,761	103,779
Investment securities, held to maturity	180	246
Investments in Trust I and Trust II	743	743
Loans held for sale	1,006	7,110
Loans, net (includes related party loans of $13,566 and $10,682 at September 30, 2005 and December 31, 2004, respectively)	423,342	402,458
Investments in bank stocks, at cost	4,532	4,457
Premises and equipment, net	38,889	38,721
Interest receivable	2,698	2,172
Goodwill	35,970	35,970
Other intangible assets, net	129	159
Other assets	2,622	3,125
	$671,910	$634,595
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits (includes related party deposits of $7,729 and $5,618 at September 30, 2005 and December 31, 2004, respectively)
Non-interest bearing	$131,431	$120,127
Interest bearing	406,400	380,317
Total deposits	537,831	500,444
Securities sold under agreements to repurchase	13,738	894
Federal Home Loan Bank advances, short term	3,554	15,719
Federal Home Loan Bank advances, long term	23,530	26,725
Subordinated notes to Trust I and Trust II	24,743	24,743
Interest payable and other liabilities	3,342	3,605
Total liabilities	606,738	572,130
Minority interest	2,468	2,563
Commitments and contingencies (Notes 7 and 12)
Shareholders’ equity
Preferred shares - $1 par value; 2,250,000 shares authorized, no shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	—	—
Common shares - $1 par value; 20,000,000 shares authorized, 5,604,235 and 5,326,504 issued and outstanding at September 30, 2005 and December 31, 2004, respectively	5,605	5,327
Additional paid-in capital	35,795	34,944
Retained earnings	22,290	20,249
Accumulated other comprehensive loss, net of tax benefit of $579 and $364 at September 30, 2005 and December 31, 2004, respectively	(986)	(618)
Total shareholders’ equity	62,704	59,902
	$671,910	$634,595

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VAIL BANKS, INC.
Consolidated Statements of Income and Comprehensive Income
(in thousands, except share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Interest income
Interest and fees on loans	$8,916	$6,704	$24,773	$18,934
Interest on investment securities	792	1,081	3,078	2,795
Interest on federal funds sold and other short-term investments	499	25	910	314
Investments in Trust I and II	19	19	57	57
Interest on bank stocks	60	53	173	157
Total interest income	10,286	7,882	28,991	22,257
Interest expense
Deposits	1,962	1,028	4,914	3,052
Borrowings	279	340	884	1,057
Federal funds purchased and securities sold under agreements to repurchase	122	3	245	5
Subordinated notes to Trust I and II	631	631	1,892	1,892
Total interest expense	2,994	2,002	7,935	6,006

Net interest income	7,292	5,880	21,056	16,251
Provision for loan losses	50	323	79	524
Net interest income after provision for loan losses	7,242	5,557	20,977	15,727

Non-interest income
Gain (loss) on sale of premises and equipment	—	(11)	3	1,770
Deposit related	648	717	1,913	2,094
Mortgage broker fees	588	756	1,441	2,334
Other	1,022	781	2,147	1,981
Total non-interest income	2,258	2,243	5,504	8,179
Non-interest expense
Salaries and employee benefits	4,596	4,096	12,900	12,109
Occupancy	972	1,000	3,015	2,691
Furniture and equipment	646	608	1,979	1,781
Other	1,295	1,348	3,926	3,606
Total non-interest expense	7,509	7,052	21,820	20,187
Income before income tax expense	1,991	748	4,661	3,719
Provision for income taxes	648	189	1,462	1,406
Net income	1,343	559	3,199	2,313
Other comprehensive (loss) income
Net change in unrealized gain/(loss) on investment securities available for sale, net of taxes	(321)	987	(368)	(491)
Comprehensive income	$1,022	$1,546	$2,831	$1,822

VAIL BANKS, INC. Consolidated Statements of Income and Comprehensive Income (Continued) (in thousands, except share data) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Earnings per share
Basic	$0.26	$0.11	$0.62	$0.46
Diluted	$0.25	$0.10	$0.59	$0.43

Weighted average common shares
Basic	5,206,023	5,079,123	5,157,440	5,049,624
Diluted	5,380,120	5,426,283	5,395,579	5,415,405

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VAIL BANKS, INC.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Nine months ended September 30,
	2005	2004

Cash flows from operating activities
Net income	$3,199	$2,313
Adjustments to reconcile net income to net cash provided by operating activities
Net amortization of premiums on investment securities	416	666
Provision for loan losses	79	524
Amortization of deferred loan fees	(910)	(601)
Gain on sale of premises and equipment	(3)	(1,770)
Depreciation and amortization	1,567	1,390
Gain on sale of foreclosed properties	(42)	(130)
Recognition of stock compensation on restricted common stock and stock options	411	267
Minority interest expense	60	107
Changes in operating assets and liabilities
Loans held for sale	6,104	220
Interest receivable	(526)	(171)
Other assets	552	403
Interest payable and other liabilities	(263)	(511)
Net cash provided by operating activities	10,644	2,707

Cash flows from investing activities
Purchases of investment securities, available for sale	(31,957)	(80,520)
Increase in bank stocks from stock dividends received	(75)	(59)
Proceeds from maturities of investment securities, held to maturity	65	87
Proceeds from maturities/calls of investment securities, available for sale	42,975	23,013
Proceeds from redemption of bank stocks	—	19
Net increase in loans	(20,290)	(73,264)
Purchases of premises and equipment	(1,804)	(6,086)
Proceeds from sales of premises and equipment	102	8,318
Proceeds from sales of foreclosed properties	447	968
Net cash used by investing activities	(10,537)	(127,524)

Cash flows from financing activities
Net increase in deposits	37,387	51,782
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	12,844	(156)
Net decrease in Federal Home Loan Bank advances	(15,360)	(5,858)
Proceeds from issuance of common stock	718	569
Distribution to minority partners	(155)	—
Payment of cash dividends on common stock	(1,158)	(1,116)
Net cash provided by financing activities	34,276	45,221

Net increase (decrease) in cash and cash equivalents	34,383	(79,596)

Cash and cash equivalents at beginning of period	35,655	100,908

Cash and cash equivalents at end of period	$70,038	$21,312

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VAIL BANKS, INC.
Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	Nine months ended September 30,
	2005	2004

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest expense	$8,144	$6,190

Income taxes	$690	$1,177

Non-cash investing and financing transactions
Foreclosure of collateralized loans, net of reserve	$237	$1,082
Net increase in unrealized loss on investment securities available for sale, net of taxes	$(368)	$(491)
Reclassification of other assets to premises and equipment	$—	$431
Contribution of land by minority partners	$—	$1,736
Restricted shares
Original issuance (205,000 shares in 2005; 10,000 shares in 2004)	$2,727	$130
Increases in fair value of performance-based restricted shares	144	—
Total estimated future compensation expense on restricted shares	$2,871	$130

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

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the consolidated financial statements as of December 31, 2004. These interim, unaudited, consolidated financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2004. In the opinion of the Company, all adjustments necessary, consisting of only normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

2.   INVESTMENT SECURITIES

Investment securities consist of the following:

	September 30, 2005		December 31, 2004
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value

Securities available for sale
Government agencies (1)	$22,669	$22,248	$24,308	$23,962
State and municipal obligations	21,267	21,558	19,663	19,938
Mortgage-backed securities	44,393	43,312	56,294	55,747
Agency preferred stock	4,500	4,141	4,496	4,132
Other	500	502	—	—
Total securities available for sale	$93,329	$91,761	$104,761	$103,779

Securities held to maturity
Mortgage-backed securities	$180	$190	$246	$262
Total securities held to maturity	$180	$190	$246	$262

(1) Includes mortgage-backed government agencies.

After-tax net unrealized losses on investment securities increased $368,000 during the first nine months of 2005 from a loss of $618,000 at December 31, 2004 to a loss of $986,000 at September 30, 2005. The increase in the after-tax net unrealized losses on available for sale securities relates primarily to the 150 basis point increase in interest rates implemented by the Federal Reserve during the first nine months of 2005. Management does not believe any individual unrealized loss as of September 30, 2005 represents an other-than-temporary impairment.

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

The following table presents the components of investment income for the three and nine months ended September 30, 2005 and 2004.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2005	2004	2005	2004

Taxable interest income	$533	$820	$2,252	$1,998
Nontaxable interest income	259	261	826	797
	$792	$1,081	$3,078	$2,795

3.    LOANS

Loans consist of the following:

(in thousands)	September 30, 2005	December 31, 2004

Commercial, industrial and land	$220,246	$239,946
Real estate - construction	128,909	92,705
Real estate - mortgage	72,885	69,164
Consumer and other	6,386	5,814
	428,426	407,629
Less: Allowance for loan losses	(4,050)	(3,895)
Net deferred loan fees	(1,034)	(1,276)
Loans, Net	$423,342	$402,458

As of September 30, 2005 and December 31, 2004, $298,000 and $74,000, respectively, of deposit account overdrafts have been reclassified to consumer and other loans.

One loan, with a carrying value of $197,000, was transferred to foreclosed properties during the third quarter of 2005. During the third quarter of 2004, one loan having a carrying value of $4,000 was transferred to foreclosed properties. Loans having carrying values of $213,000 and $1.1 million were transferred to foreclosed properties during the nine months ended September 30, 2005, and September 30, 2004, respectively.

The principal balance of loans on which the accrual of interest has been discontinued was $0 and $814,000 at September 30, 2005 and 2004, respectively. As of September 30, 2005, $1.4 million of loans were past due 90 days and still accruing interest. The $1.4 million consists primarily of a single credit for which the Company is well secured and in the process of foreclosure. In comparison, as of September 30, 2004, $3,000 of loans were past due 90 days and still accruing interest.

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

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

The following is a summary of information pertaining to impaired loans:

	September 30,	December 31,
(in thousands)	2005	2004

Impaired loans without a valuation allowance	$3,127	$5,539
Impaired loans with a valuation allowance	1,761	2,006
Total impaired loans	$4,888	$7,545
Valuation allowance related to impaired loans	$286	$473

In the ordinary course of business, the Company had loans receivable from directors, executive officers and principal shareholders (holders of more than five percent of the outstanding shares of common stock) of the Company and their affiliates as follows:

(in thousands)	2005

Balance at January 1, 2005	$10,682
New loans, including renewals	4,579
Payments	(1,695)
Balance at September 30, 2005	$13,566

4.    ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance are summarized as follows:

(in thousands)	2005	2004

Allowance at January 1,	$3,895	$3,503
Loans charged off	(32)	(607)
Recoveries on loans previously charged off	108	322
Provision for loan losses	79	524
Allowance at September 30,	$4,050	$3,742

5.     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. At September 30, 2005 and December 31, 2004, the carrying amount of securities sold to secure repurchase agreements was $13.7 million and $894,000, respectively. This $12.8 million increase is due to the Company’s recent marketing efforts focused on increasing the use of this product. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

6.     BORROWINGS

As a member of the FHLB, and as a regular part of its business, WestStar obtains both short and long-term advances from the FHLB. Advances are collateralized primarily by FHLB stock owned by WestStar and loans secured by certain mortgages or deeds of trust. As of September 30, 2005, the Company’s total borrowing capacity was $143.0 million of which $27.1 million of borrowings were outstanding ($3.6 million was short-term and $23.5 million was long-term). Additionally, the Company has $10.0 million in stand-by irrevocable letters of credit issued by the FHLB and pledged as collateral for uninsured public fund deposits.

WestStar has established an unsecured, overnight federal funds line with Bankers’ Bank of the West that expires on August 31, 2006. As of September 30, 2005, this authorized borrowing line totaled $40.1 million with no amounts outstanding.

WestStar has also established an unsecured, overnight federal funds lines with First Tennessee Bank, N.A. that expires on September 30, 2006. As of September 30, 2005, the authorized borrowing line totaled $20.0 million with no amounts outstanding.

7.     SHAREHOLDERS’ EQUITY

Shares Repurchase Plan

At its meeting on January 17, 2005, the Company’s Board of Directors reauthorized the Company’s common shares repurchase program that was originally approved in February 2001. Since inception of the program through September 30, 2005, the Company has repurchased 1,535,380 common shares at an average price of $12.10 per share, for a total of approximately $19.0 million. The total amount of repurchases under the program, both previously completed and allowable up to January 2006, equals in the aggregate approximately $29.0 million. The total amount of repurchases available under the program is approximately $10.0 million. During the first three quarters of 2005, the Company did not repurchase any of its common shares.

Restricted Shares

The Company accounts for its restricted share grants in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation expense is recorded over the vesting period of the restricted shares equal to the value of the restricted shares using the market price of the shares on the grant date. Some restricted share awards were granted as variable plan awards. For those grants, the unearned compensation expense is adjusted at each balance sheet date to reflect the then-current market price of the shares.

In March 2005, the Company granted 75,000 restricted shares to two officers of the Company. These shares were granted under the Vail Banks, Inc. Amended and Restated Stock Incentive Plan, as amended, (the “Plan”), and vest upon achievement of certain performance criteria. As such, they are accounted for as variable plan awards. The Company computed unearned compensation expense of $998,000, based on the market price of the shares on the date of grant, and has begun recognizing compensation expense ratably over the vesting period of 10 years. This compensation expense will be adjusted at each balance sheet date to reflect the then-current market price of the shares and to reflect any changes in the number of shares vested and remaining to vest in future periods.

In March 2005, the Board completed grants totaling 130,000 restricted shares to two individuals as an inducement to become officers of the Company. These shares are unregistered and granted outside of the Plan. These shares vest upon achievement of certain performance criteria. As such, they are accounted for as variable plan awards. The Company computed unearned compensation expense of $1,729,000, based on the market price of the shares on the date of grant, and has begun recognizing compensation expense ratably over the vesting period of 10 years. This compensation expense will be adjusted at each balance sheet date to reflect the then-current market price of the shares and to reflect any changes in the number of shares vested and remaining to vest in future periods.

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

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

The following table presents the net income and weighted average common shares outstanding used to calculate earnings per share for the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share data)	2005	2004	2005	2004

Basic earnings per share computation

Net income available to common shareholders	$1,343	$559	$3,199	$2,313

Weighted average shares outstanding - basic	5,206,023	5,079,123	5,157,440	5,049,624

Basic earnings per share	$0.26	$0.11	$0.62	$0.46

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share data)	2005	2004	2005	2004

Diluted earnings per share computation

Net income available to common shareholders	$1,343	$559	$3,199	$2,313
Weighted average shares outstanding - basic	5,206,023	5,079,123	5,157,440	5,049,624
Shares assumed issued:
Stock options	131,627	128,362	127,047	124,921
Restricted shares	42,470	218,798	111,092	240,860

Weighted average shares outstanding - diluted	5,380,120	5,426,283	5,395,579	5,415,405

Diluted earnings per share	$0.25	$0.10	$0.59	$0.43

There were 10,000 anti-dilutive options for the three and nine months ended September 30, 2005. There were no anti-dilutive options for the three or nine months ended September 30, 2004.

Stock Options

The Company accounts for its stock options in accordance with the provisions of APB Opinion No. 25, while disclosing pro forma net income and pro forma earnings per share for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, had been applied.

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

The fair value of each employee stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for the nine months ended September 30, 2005 and 2004:

	2005	2004

Dividend yield	2.10%	**
Expected life	6 years	**
Expected volatility	25.0%	**
Risk-free interest rate	4.2%	**

** There were no stock options granted during 2004.

There were 31,000 stock options granted during the first quarter of 2005, no stock options granted during the second quarter of 2005 and 10,000 stock options granted during the third quarter of 2005. No stock options were granted during 2004.

Had the Company determined compensation cost based on the fair value accounting provisions prescribed by SFAS No. 123 and using assumptions from the Black-Scholes option pricing model, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share data)	2005	2004	2005	2004

Net income

As reported	$1,343	$559	$3,199	$2,313
Deduct: Total stock-based employee compensation determined under the fair
value method, net of tax	(11)	(61)	(27)	(99)
Pro forma	$1,332	$498	$3,172	$2,214

Earnings per share - basic
As reported	$0.26	$0.11	$0.62	$0.46
Pro forma	$0.26	$0.10	$0.62	$0.44

Earnings per share - diluted
As reported	$0.25	$0.10	$0.59	$0.43
Pro forma	$0.25	$0.09	$0.59	$0.39

8.     REGULATORY MATTERS

As of September 30, 2005, the Company met all capital adequacy requirements to which it was subject. As of that date, the Company had Tier 1 and Total Risk-Based Capital ratios of 10.33% and 11.79%, respectively, and a Leverage ratio of 7.94%. Regulatory guidelines permit the Company’s trust preferred securities to be included in the calculation of Tier 1, Total Risk-Based Capital, and Leverage ratios, subject to certain limitations.

As of September 30, 2005, WestStar met all capital adequacy requirements to which it was subject and exceeded the minimum ratios to be designated as “well-capitalized.” As of September 30, 2005, WestStar had Tier 1 and Total Risk-Based Capital ratios of 10.66% and 11.49%, respectively, and a Leverage ratio of 8.18%.

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

9.     SEGMENT INFORMATION

The Company believes that the mortgage brokerage business segment no longer constitutes a separate reportable business segment in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Therefore, it does not warrant separate disclosure in the current period. Information about reportable segments and reconciliation of such information to the consolidated financial statements for the nine months ended September 30, 2004 is as follows:

	Nine Months Ended September 30, 2004
		Mortgage
(in thousands)	Banking	Brokerage	Other	Total

Condensed income statement

Total income	$27,989	$2,406	$41	$30,426
Total expense	21,472	2,060	3,185	26,717
Income (loss) before income taxes	6,517	346	(3,144)	3,719
Income tax expense (benefit)	2,444	109	(1,147)	1,406
Net income (loss)	$4,073	$237	$(1,997)	$2,313

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

Emerging Issues Task Force 04-10 (EITF 04-10), Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds, is effective for fiscal years ending after September 15, 2005. EITF 04-10 addresses economic characteristics and other criteria that, if not present among operating segments, requires the operating segments to be disclosed separately even if the quantitative threshold, as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, is not met. The Company is still evaluating the impact of this issue on the Company’s disclosures as reported in the Annual and Quarterly reports. The Company does not expect adoption of this issue to have a significant effect on the Company’s consolidated financial condition or results of operations.

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

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

12.    SUBSEQUENT EVENTS

On October 17, 2005, the Board of Directors declared a regular quarterly dividend of $0.07 per share payable on November 11, 2005 to shareholders of record on October 28, 2005.

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

Basis of Presentation

The following discussion and analysis provides information regarding the Company’s financial condition as of September 30, 2005 compared to December 31, 2004, and its results of operations for the three and nine months ended September 30, 2005, in comparison to the three and nine months ended September 30, 2004. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

Net income was $1.3 million for the three months ended September 30, 2005, an increase of $784,000, or 140%, from $559,000 in the third quarter of 2004. Net income was $3.2 million for the nine months ended September 30, 2005, an increase of $886,000, or 38%, from $2.3 million for the nine months ended September 30, 2004. First quarter 2004 revenue included a $1.7 million pre-tax, non-operating gain on the sale of the Company’s Vail bank building. Net of taxes, this non-operating gain was $761,000, or $0.15 per share for the nine-months ended September 30, 2004.

Diluted earnings per share for the three months ended September 30, 2005 were $0.25 compared to $0.10 for the third quarter of 2004, an increase of 150%. Diluted earnings per share for the nine months ended September 30, 2005 were $0.59, a 37% increase over the $0.43 diluted earnings per share for the nine months ended September 30, 2004.

The annualized return on average assets was 0.79% for the three months ended September 30, 2005 compared to 0.37% for the three months ended September 30, 2004, a 114% increase. The annualized return on average assets was 0.65% for the nine months ended September 30, 2005 compared to 0.52% for the same period in 2004.

The annualized return on average equity was 8.59% for the three months ended September 30, 2005 compared to 3.79% for the three months ended September 30, 2004, a 127% increase. The annualized return on average equity was 7.00% for the nine months ended September 30, 2005 compared to 5.28% for the nine months ended September 30, 2004.

Results of Operations - Quarter to Date

Net Interest Income. Net interest income, on a fully tax-equivalent basis (FTE), increased by $1.4 million, or 23%, to $7.4 million for the three months ended September 30, 2005 from $6.0 million for the three months ended September 30, 2004. The net interest margin on an FTE basis was 5.07% for the three months ended September 30, 2005 as compared to 4.68% for the three months ended September 30, 2004. Net interest margin is influenced by the level and relative mix of earning assets, interest bearing liabilities as well as the cost of interest bearing liabilities as compared to the yield on earning assets. The increase in net interest margin during the third quarter of 2005 as compared to the third quarter of 2004 was due to the increase in the average yield on earning assets exceeding the increase in the cost of interest bearing liabilities, as explained in more detail in the following two paragraphs.

Average loans increased $59.1 million, a 16% increase since September 30, 2004, as a result of the strong economy and an internal focus on growing the loan portfolio. The growth in average deposits, up $55.9 million, or 12%, from September 30, 2004 enabled the Company to grow the loan portfolio while reducing higher-rate debt. Average notes payable and other borrowings decreased $6.5 million, or 19%, since September 30, 2004 to an average balance of $27.1 million for the third quarter 2005. The 200 basis point interest rate increases implemented by the Federal Reserve from September 2004 through September 2005 have also contributed to the increase in the net interest margin. Interest income FTE increased to $10.4 million for the three months ended September 30, 2005 from $8.0 million for the three months ended September 30, 2004. During this time, average earning assets increased $69.0 million, or 13%, from $511.4 million for the three months ended September 30, 2004 to $580.4 million for the three months ended September 30, 2005. During the third quarter of 2005, loans had an average yield of 8.39%, an increase of 103 basis points from a yield of 7.36% for the third quarter of 2004. The average yield on federal funds sold also increased during the third quarter of 2005 as compared to the third quarter of 2004, rising 120 basis points to 3.59% for the third quarter of 2005. The average FTE yield on investment securities increased 28 basis points from 3.59% for the third quarter of 2004 to 3.87% for the third quarter of 2005. As a result of these increases in average yields, the total yield on average earning assets increased 88 basis points to 7.11% for the third quarter of 2005, as compared to 6.23% for the third quarter of 2004.

Interest expense increased to $3.0 million, a change of $992,000 or 50%, for the three months ended September 30, 2005, as compared to $2.0 million for the corresponding period in 2004. This increase was comprised primarily of a $934,000, or 91%, increase in interest expense on deposits, due to an increase in average balances and an increase in cost of funds due to rising interest rates during the three months ended September 30, 2005, as compared to the corresponding period in 2004. The Company has also incurred increased expense related to its overnight sweep products (securities sold under agreements to repurchase). Due to an internal focus to market this product, the average balance has increased 2,158%, or $15.8 million, since September 30, 2004. Accordingly, the interest expense associated with overnight sweep products has increased from $2,000 for the quarter ended September 30, 2004 to $122,000 for the quarter ended September 30, 2005. Average interest bearing deposits increased $31.9 million, or 8%, in 2005 over the corresponding period in 2004. As a result, the total cost of interest-bearing liabilities increased 67 basis points to 2.49% for the third quarter of 2005, as compared to 1.82% for the third quarter of 2004. This increase in cost of interest bearing liabilities, however, was not in proportion to the increase in yield on average earning assets, resulting in an overall increase in net interest income and net interest margin for the third quarter of 2005.

Non-Interest Income. During the three months ended September 30, 2005, non-interest income increased by $15,000, or 1%, to $2.3 million from $2.2 million for the three months ended September 30, 2004. This increase was primarily attributable to the $241,000 increase in other non-interest income, which includes (1) a $435,000 one-time brokerage fee received during the third quarter of 2005 for placing a significant loan with third parties, offset by (2) a $94,000 decrease in lease income, as compared to the third quarter of 2004, due to the recovery from tenants of additional costs incurred during the third quarter of 2004 for the remodel of the Avon 56 Limited building, and (3) a $114,000 decrease in management fee income due to the consulting fee earned during the third quarter of 2004 in connection with the construction of the Glenwood Rose building. A decline of $168,000 in mortgage broker fees further offset the overall increase in non-interest income. The decrease in mortgage broker fees was primarily due to origination volumes during the third quarter of 2005 lagging behind those of third quarter of 2004.

Non-Interest Expense. Non-interest expense increased $457,000, or 6%, to $7.5 million for the three months ended September 30, 2005, from $7.1 million for the three months ended September 30, 2004. This increase was attributable to the following: (1) an increase in salaries and benefits of $500,000, or 12%, compared to third quarter 2004 due to increased salaries of $265,000, increased bonus accrual of $165,000 and increased health insurance accrual of $82,000; (2) an increase of $185,000, or 94%, in marketing and promotion costs for the new brand launch, WestStar Bank. Expect Action; offset by (3) a decrease of $153,000, or 51%, in professional fees and litigation settlement costs due to decreases in legal expenses resulting from improvement in the Company’s credit quality over the third quarter of 2004.

The efficiency ratio was 79% for the three months ended September 30, 2005 compared to 87% for the three months ended September 30, 2004. The decrease in the efficiency ratio was due to the increase in revenue (net interest income plus non-interest income) of $1.4 million, or 18%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, while at the same time non-interest expenses increased by a lesser degree, 6% or $457,000.

Income Taxes. The Company’s effective income tax rate (income tax expense as a percentage of pre-tax income) was 32.5% for the three months ended September 30, 2005, as compared to 25.3% for the three months ended September 30, 2004. The increase in the effective tax rate was primarily due to tax-exempt interest from municipal securities representing a lower percentage (30%) of pre-tax income than it did during the same period in 2004 (36%).

Results of Operations - Year to Date

Net Interest Income. Net interest income, FTE basis, increased by $4.7 million, or 28%, to $21.4 million for the nine months ended September 30, 2005 from $16.6 million for the nine months ended September 30, 2004. The net interest margin on an FTE basis was 5.05% for the nine months ended September 30, 2005, as compared to 4.41% for the comparable period in 2004. Net interest margin is influenced by the level and relative mix of earning assets, interest bearing liabilities as well as the cost of interest bearing liabilities as compared to the yield on earning assets. The increase in net interest margin during the nine months ended September 30, 2005 as compared to the same period in 2004 was due to the increase in the average yield on earning assets exceeding the increase in the cost of interest bearing liabilities, as explained in more detail in the following two paragraphs.

Average loans increased $76.2 million, or 23%, since September 30, 2004 as a result of the strong economy and an internal focus on growing the loan portfolio. The growth in average deposits, up $53.9 million, or 11%, from September 30, 2004 enabled the Company to grow the loan portfolio while reducing higher-rate debt. Average notes payable and other borrowings decreased $5.6 million, or 16%, since September 30, 2004 to an average balance of $29.8 million for the nine months ended September 30, 2005. The 200 basis point interest rate increases implemented by the Federal Reserve from September 2004 through September 2005 have also contributed to the increase in the net interest margin. Interest income FTE increased to $29.3 million for the nine months ended September 30, 2005 from $22.7 million for the same period in 2004. During this time period, average earning assets increased $61.6 million, or 12%, from $504.0 million for the nine months ended September 30, 2004 to $565.6 million for the nine months ended September 30, 2005. For the first three quarters of 2005, loans had an average yield of 8.04%, an increase of 51 basis points from a yield of 7.53% for the nine months ended September 30, 2004. As a result of these increases in average yields, the total yield on average earning assets increased 93 basis points to 6.93% for the first three quarters of 2005, as compared to 6.00% for the nine months ended September 30, 2004.

Interest expense increased to $7.9 million, a change of $1.9 million or 32%, for the nine months ended September 30, 2005, as compared to $6.0 million for the corresponding period in 2004. This increase was comprised primarily of a $1.9 million, or 61%, increase in interest expense on deposits, due to an increase in average balances and an increase in cost of funds due to rising interest rates. The Company has also incurred increased expense related to its overnight sweep products (securities sold under agreements to repurchase). Due to an internal focus to market this product, the average balance has increased 1,716%, or $11.7 million, since September 30, 2004. Accordingly, the interest expense associated with overnight sweep products has increased from $3,000 for the nine months ended September 30, 2004 to $246,000 for the corresponding period in 2005. Average interest bearing deposits increased $32.8 million, or 9%, for the nine months ended September 30, 2005 over the corresponding period in 2004. As a result, the total cost of interest-bearing liabilities increased 39 basis points to 2.25% for the nine months ended September 30, 2005, as compared to 1.86% for the same period in 2004. This increase in cost of interest bearing liabilities, however, was not in proportion to the increase in yield on average interest earning assets, resulting in an overall increase in net interest income and net interest margin for the nine months ended September 30, 2005.

Non-Interest Income. During the nine months ended September 30, 2005, non-interest income decreased by $2.7 million, or 33%, to $5.5 million from $8.2 million for the nine months ended September 30, 2004. This decrease was primarily attributable to the decrease in income from sales of premises and equipment. In March of 2004, the Company sold its Vail bank building for a pre-tax gain of $1.7 million. Mortgage broker fees also decreased during the nine months ended September 30, 2005 by $893,000 or 38%. This decrease was primarily due to reduced origination volumes.

Non-Interest Expense. Non-interest expense increased $1.6 million, or 8%, to $21.8 million for the nine months ended September 30, 2005, from $20.2 million for the nine months ended September 30, 2004. This increase was attributable to the following: (1) an increase in salaries and benefits of $791,000, or 7%, due to increased salaries of $614,000 for filling open positions, increased bonus accrual of $256,000 and increased health insurance accrual of $137,000 partially offset by decreases in mortgage incentive compensation of $358,000 due to decreased origination volumes; (2) an increase in marketing and promotion costs of $343,000, or 61%, for the new brand launch, WestStar Bank. Expect Action; (3) occupancy costs increased $324,000, or 12%, due to the opening of the Fruita branch in July of 2005, and nine months of expense for the opening of the Stapleton and Glenwood branches that occurred in August and September of 2004, respectively; and (4) an increase in other non-interest expense of $63,000 related to prepayment penalties for the repayment of $6.1 million of FHLB advances prior to their maturity dates.

The efficiency ratio was 82% for the nine months ended September 30, 2005 compared to 83% for the nine months ended September 30, 2004. Revenue (net interest income plus non-interest income) increased $2.1 million, or 9%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, while non-interest expenses increased 8%, or $1.6 million, causing the efficiency ratio to improve.

Income Taxes. The Company’s effective income tax rate (income tax expense as a percentage of pre-tax income) was 31.4% for the nine months ended September 30, 2005, as compared to 37.8% for the nine months ended September 30, 2004. The decrease in the effective income tax rate for the nine months ended September 30, 2005 was primarily due to additional income tax expense recorded during the first quarter of 2004 as a result of the Vail building sale.

Financial Condition

The Company's assets increased by $37.3 million, or 6%, to $671.9 million as of September 30, 2005, from $634.6 million as of December 31, 2004.

Federal funds sold balances increased by $31.5 million, or 182%, to $48.8 million as of September 30, 2005 from $17.3 million at December 31, 2004. Investment securities decreased to $91.9 million as of September 30, 2005, compared to $104.0 million as of December 31, 2004, a 12% decrease. The decrease in investment securities is due primarily to principal payments received on securities in the portfolio.

The Company’s mortgage division originates consumer mortgage loans with the intent to sell those loans to third parties. As of September 30, 2005, loans held for sale decreased $6.1 million, or 86%, from December 31, 2004. The ending balance of loans held for sale at any particular date is dependent on the timing of the closing and ultimate funding of the loans by third parties. Thus, an increase or decrease in the ending balance is primarily a function of timing and may not be indicative of trends in mortgage loan demand.

Deposits increased by $37.4 million, or 7%, from $500.4 million as of December 31, 2004, to $537.8 million as of September 30, 2005. The largest increase was in money market deposits, with a $56.7 million, or 43% increase. This was partially offset with a $29.3 million, or 24%, decrease in certificates of deposit. The overall increase in deposits is primarily due to the Company’s marketing efforts and continued focus on enhancing existing core deposit relationships and attracting new core deposit relationships. Core deposits, which exclude certificates of deposits, increased $66.7 million, or 18%, since December 31, 2004 to $442.7 million at September 30, 2005.

Asset Quality

Provision and Allowance for Loan Losses. Provision expense for the three and nine months ended September 30, 2005 was $50,000 and $79,000, respectively. Provision expense was $323,000 and $524,000, respectively, for the three and nine months ended September 30, 2004. This decrease of $273,000, from third quarter 2004 to third quarter 2005, and $445,000 for the nine months ended September 30, 2004 to the nine months ended September 30, 2005, is due to the Company’s improved credit quality. The allowance for loan losses of $4.1 million as of September 30, 2005 was up slightly from $3.9 million as of December 31, 2004, and represents 0.95% of total loans as of September 30, 2005, as compared to 0.96% of total loans at December 31, 2004. Since December 31, 2004, average loans have increased $61.4 million, or 18%. Loans past due 90 days or more and still accruing interest increased to $1.4 million at September 30, 2005 compared to $17,000 at December 31, 2004. This increase pertains primarily to a single credit for which the Company is well secured and in the process of foreclosure. The $155,000 increase in the allowance for loan losses from December 31, 2004 reflects the Company’s revised estimate of probable losses in the loan portfolio.

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

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses Analysis (in thousands)	Nine months ended September 30,
	2005	2004

Average total loans	$411,909	$335,685

Total loans at end of period	$427,392	$384,272

Allowance at beginning of period	$3,895	$3,503
Loans charged off	(32)	(607)
Recoveries on loans previously charged off	108	322
Provision for loan losses	79	524
Allowance at end of period	$4,050	$3,742

Annualized net recoveries (charge-offs) to average loans	0.02%	(0.11)%
Allowance to total loans at end of period	0.95%	0.97%

Non-Performing Assets. The following table presents information regarding non-performing assets as of the dates indicated.

Non-Performing Assets (in thousands)	September 30,
	2005	2004

Nonaccrual loans	$—	$814
Restructured loans	—	—
Total non-performing loans	—	814
Foreclosed properties	617	606
Total non-performing assets	617	1,420
Loans 90 days or more past due and accruing	1,399	3
Total risk assets	$2,016	$1,423

Non-performing loans to total loans	0.00%	0.21%

Non-performing assets to loan related assets	0.14%	0.37%

Non-performing assets to total assets	0.09%	0.23%

Risk assets to loan related assets	0.47%	0.37%

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

As of September 30, 2005, the Company had cash and cash equivalents (including federal funds sold) of $70.0 million and investment securities of $91.9 million. Approximately $91.8 million of the Company’s investment portfolio is classified as available for sale and can be readily sold, however $59.3 million and $25.5 million of this amount have been pledged to secure uninsured public fund deposits and securities sold under agreements to repurchase, respectively. Accordingly, these pledged amounts may not be available to meet general liquidity needs. Based on current plans and business conditions, the Company expects that its cash, cash equivalents, investment securities and available borrowing capacity under its credit facilities, together with any amounts generated from operations, will be sufficient to meet the Company's liquidity requirements for the next 12 months. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

Cash Flows

Net Cash from Operating Activities

During the nine-month period ended September 30, 2005, cash of $10.6 million was provided by operating activities consisting primarily of net income of $3.2 million plus non-cash items of $1.6 million and net decreases in operating assets and liabilities of $5.9 million. Non-cash items consisted primarily of amortization and depreciation on premises, equipment and intangible assets of $1.6 million, net amortization of premiums on investment securities of $416,000, recognition of compensation expense on restricted common stock and stock options of $411,000, minority interest expense of $60,000 and a $79,000 loan loss provision, partially offset by the amortization of deferred loan fees of $910,000 and gain on the sale of foreclosed properties of $42,000. The net increase in cash from operating assets and liabilities was primarily due to a $6.1 million decrease in loans held for sale, and a $552,000 decrease in other assets, partially offset by a $526,000 increase in interest receivable and a $263,000 decrease in interest payable and other liabilities.

During the nine-month period ended September 30, 2004, cash of $2.7 million was provided by operating activities consisting primarily of net income of $2.3 million less non-cash items of $453,000 and net increases in operating assets and liabilities of $59,000. Non-cash items consisted primarily of a $1.7 million pre-tax gain on the sale of the Vail bank building, $601,000 of deferred loan fee amortization, and a $130,000 gain on the sale of foreclosed properties, offset by $1.4 million of depreciation and amortization expense on premises, equipment and intangible assets, $666,000 of net amortization of premiums on investment securities and a $524,000 loan loss provision. The net decrease in cash from operating assets and liabilities was primarily due to a $511,000 decrease in interest payable and other liabilities offset by a $403,000 decrease in other assets and a $220,000 decrease in loans held for sale.

Net Cash from Investing Activities

During the nine-month period ended September 30, 2005, cash of $10.5 million was used for investing activities. These outflows consisted primarily of the purchase of $32.0 million of investment securities, $20.3 million of net increases in loans, $1.8 million for purchases of premises and equipment, partially offset by proceeds from the maturity, call or principal payments received on investment securities of $43.0 million.

During the nine-month period ended September 30, 2004, cash of $127.5 million was used for investing activities. These outflows consisted primarily of the purchase of $80.5 million of investment securities, a $73.3 million increase in loans and $6.1 million in purchases of premises and equipment, offset by the maturity, call or principal payment received on investment securities of $23.1 million and $8.3 million of proceeds from the sale of the Vail bank building.

Net Cash from Financing Activities

During the nine-month period ended September 30, 2005, cash of $34.3 million was provided by financing activities consisting primarily of increases in deposits of $37.4 million and an increase of $12.8 million in securities sold under agreements to repurchase, partially offset by the repayment of FHLB advances of $15.4 million, and the payment of cash dividends on common stock of $1.2 million.

During the nine-month period ended September 30, 2004, cash of $45.2 million was provided by financing activities consisting primarily of an increase in deposits of $51.8 million, partially offset by the repayment of FHLB advances of $5.9 million and the payment of cash dividends on common stock of $1.1 million.

Borrowings

As a member of the FHLB and, as a regular part of its business, WestStar obtains both short and long-term advances from the FHLB. Advances are collateralized primarily by FHLB stock owned by WestStar and loans secured by certain mortgages or deeds of trust. As of September 30, 2005, the Company’s total borrowing capacity was $143.0 million of which $27.1 million of borrowings were outstanding ($3.6 million was short-term and $23.5 million was long-term). Additionally, the Company has $10.0 million in the form of stand-by irrevocable letters of credit issued by the FHLB and pledged as collateral for uninsured public fund deposits.

On April 4, 2005, the Company repaid $6.1 million of higher rate FHLB advances prior to their maturity dates. Although the Company incurred a $63,000 prepayment penalty, the Company anticipates future cost savings, as current funding sources are at lower interest rates.

Dividends

Payment of dividends is at the discretion of the Board and is determined by taking into account the earnings, capital levels, cash requirements, and the financial condition of Vail Banks and WestStar, as well as applicable government regulations and other relevant factors. The principal source of Vail Banks’ income is dividends from WestStar. There are statutory and regulatory requirements applicable to the payment of dividends by WestStar to Vail Banks, as well as by Vail Banks to its shareholders. Due to the volume of dividends paid relative to earnings in earlier years, dividend payments from WestStar to Vail Banks require prior regulatory approval. On September 9, 2005, approval was obtained from the Federal Reserve Bank of Kansas City and on September 20, 2005 from the State of Colorado, for a $4.0 million dividend to be paid from WestStar to Vail Banks. On October 18, 2005, the $4.0 million payment was made to Vail Banks. Management believes that approval will be granted for future dividends as long as WestStar maintains its well-capitalized regulatory status.

On April 18, 2005, the Board declared a regular quarterly dividend of $0.07 per share payable on May 13, 2005 to Vail Banks’ shareholders of record on April 29, 2005.

On July 18, 2005, the Board declared a regular quarterly dividend of $0.07 per share payable on August 12, 2005 to Vail Banks’ shareholders of record on July 29, 2005.

On October 17, 2005, the Board declared a regular quarterly dividend of $0.07 per share payable on November 11, 2005 to Vail Banks’ shareholders of record on October 28, 2005.

Shares Repurchase Plan

At its meeting on January 17, 2005, the Company’s Board of Directors reauthorized the Company’s common shares repurchase program that was originally approved in February 2001. Since inception of the program through September 30, 2005, the Company has repurchased 1,535,380 common shares at an average price of $12.10 per share, for a total of approximately $19.0 million. The total amount of repurchases under the program, both previously completed and allowable up to January 2006, equals in the aggregate approximately $29.0 million. The total amount of repurchases available under the program is approximately $10.0 million. During the first nine months of 2005, the Company did not repurchase any of its common shares.

Capital Resources

As of September 30, 2005, shareholders’ equity had increased $2.8 million, or 5%, to $62.7 million from $59.9 million as of December 31, 2004. This increase is primarily related to the retention of earnings of $3.2 million and an increase of $1.1 million for the issuance of common shares; offset by an increase in accumulated other comprehensive loss of $368,000 due to the unrealized loss on available for sale securities, and the payment of dividends of $1.2 million.

As of September 30, 2005 and 2004, the Company met all capital adequacy requirements to which it was subject. As of September 30, 2005, the Company had Tier 1 and Total Risk-Based Capital ratios of 10.33% and 11.79%, respectively, and a Leverage ratio of 7.94%. As of September 30, 2004, the Company had Tier 1 and Total Risk-Based Capital ratios of 10.88% and 12.47%, respectively, and a Leverage ratio of 8.28%.

As of September 30, 2005 and 2004, WestStar met all capital adequacy requirements to which it was subject and exceeded the minimum ratios to be designated as “well-capitalized.” As of September 30, 2005, WestStar had Tier 1 and Total Risk-Based Capital ratios of 10.66% and 11.49%, respectively, and a Leverage ratio of 8.18%. As of September 30, 2004, WestStar had Tier 1 and Total Risk-Based Capital ratios of 10.63% and 11.50%, respectively, and a Leverage ratio of 8.11%.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s Asset/Liability Committee manages interest rate risk. The principal objective of asset/liability management is to manage the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. To effectively measure and manage interest rate risk, the Company uses computer simulations that determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, investment securities, loans, deposits, and borrowings. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these computer simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. As of September 30, 2005, the Company has never used interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposures.

Management continually monitors the Company’s exposure to fluctuations in market rates. One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model. Such estimates are based upon a number of assumptions for each scenario, including the level of loan growth and deposit and loan repricing characteristics. The simulation model measures the potential change in net interest income for future periods under various interest rate scenarios. Based on these simulation models, if interest rates increased 50 basis points during the fourth quarter of 2005, net interest income would increase an estimated $99,000 during the last three months of 2005. If rates continued to increase 50 basis points during each of the first, second and third quarters of 2006 and then stayed constant for the remainder of 2006, net interest income would increase an estimated $3.8 million for the twelve months ended December 31, 2006. On the contrary, if interest rates decreased 25 basis points during the fourth quarter of 2005, net interest income would decrease an estimated $49,000 during that time. If interest rates continued to decrease 25 basis points in each of the first, second and third quarters of 2006 and then stayed constant for the remainder of 2006, net interest income would decrease an estimated $1.9 million for the twelve months ended December 31, 2006.

The increase in short-term rates by the Federal Reserve during 2004, and thus far in 2005, have effectively repriced a significant portion of the Company’s loan portfolio. Due to the deposit growth during the first nine months of 2005, the Company has been able to minimize increases to funding costs, while capitalizing on the increased yield on loans, thereby increasing the net interest margin.

Item 4.	CONTROLS AND PROCEDURES

Company management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the Company’s disclosure controls and procedures (as defined in rules of the Securities and Exchange Commission) as of September 30, 2005. Based on, and as of the date of, that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted under the Securities and Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that have materially affected, or could significantly affect, these controls subsequent to the date of their evaluation.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5.	OTHER INFORMATION.

None.

Item 6.	EXHIBITS.

Exhibit No.	Description

10.1
Incentive Stock Option Agreement, dated August 22, 2005, between the Company and Brady Burt (incorporated by reference from Exhibit 10.1 on the Registrant’s Form 8-K filed on August 25, 2005, Commission File No. 000-25081)

10.2
Change in Control Severance Payment Agreement, dated August 22, 2005, between the Company and Brady Burt (incorporated by reference from Exhibit 10.2 on the Registrant’s Form 8-K filed on August 25, 2005, Commission File No. 000-25081)

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

VAIL BANKS, INC.

Date: November 10, 2005	/s/ Gary S. Judd
Gary S. Judd
Chief Executive Officer and President
(Principal Executive Officer)
November 10, 2005

Date: November 10, 2005	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer
(Principal Financial Officer)
November 10, 2005

VAIL BANKS,INC.
Exhibit Index

Exhibit No.	Description

10.1
Incentive Stock Option Agreement, dated August 22, 2005, between the Company and Brady Burt (incorporated by reference from Exhibit 10.1 on the Registrant’s Form 8-K filed on August 25, 2005, Commission File No. 000-25081)

10.2
Change in Control Severance Payment Agreement, dated August 22, 2005, between the Company and Brady Burt (incorporated by reference from Exhibit 10.2 on the Registrant’s Form 8-K filed on August 25, 2005, Commission File No. 000-25081)

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