Form 10-K
period 2005-12-31
VAIL BANKS INC
filed 2006-03-31
CIK 1035770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Securities registered pursuant to Section 12(g) of the Act: Common shares, $1.00 par value per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes            ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

☐ Yes            ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes             ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer                                                             ☐ Accelerated Filer                                                                                       ☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes            ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  As of June 30, 2005, 3,284,834 common shares, $1.00 par value, were issued and outstanding with an aggregate value of $48,089,970 held by non-affiliates (based on market value of $14.64 per share) (computed by reference to the price at which the common shares were sold.)

Indicate the number of shares outstanding of each of the registrant’s classes of common shares, as of the latest practicable date: As of March 27, 2006, there were issued and outstanding 5,606,235 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 15, 2006, are incorporated by reference into Part III.

VAIL BANKS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2005

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS

General

Community Banking Philosophy

Key Strategies

Segment Information

Products and Services

Competition

Administration of WestStar

Technology

Associates

Supervision and Regulation

Executive Officers and Non-Executive Chairman of Vail Banks

ITEM 1A.	RISK FACTORS
ITEM 1B.	UNRESOLVED STAFF COMMENTS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Holders

Dividends

ITEM 6.	SELECTED FINANCIAL DATA

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Introduction
Critical Accounting Policies and Estimates
Certain Factors Affecting Forward-Looking Statements
Financial Overview
Results of Operations
Financial Condition
Related Party Transactions
Liquidity and Interest Rate Sensitivity
Capital Resources
Impact of New Financial Accounting Standards

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosures About Market Risk

Qualitative Disclosures About Market Risk

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.	CONTROLS AND PROCEDURES

ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Report of Independent Certified Public Accounting Firm
Consolidated Balance Sheet
Consolidated Statement of Income
Consolidated Statement of Shareholders’ Equity and Comprehensive Income
Consolidated Statement of Cash Flows

SIGNATURES

PART I

ITEM 1. BUSINESS.

General

Vail Banks, Inc. (Vail Banks) is a bank holding company headquartered in Avon, Colorado with consolidated assets of $686.3 million at December 31, 2005. The accompanying consolidated financial statements include the accounts of Vail Banks and its wholly-owned subsidiary, WestStar Bank (WestStar). WestStar and Vail Banks own a combined 54.04% interest in Avon 56 Limited and 74.94% of Glenwood/Rose L.P. Both Avon 56 Limited and Glenwood/Rose L.P. are real estate partnerships. All entities are collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s two trusts that had been previously consolidated with the Company are reported separately.

WestStar is a Colorado state bank with 24 retail offices located primarily in the “Western Slope” and “Front Range” regions of Colorado. It was formed in 1977 as a community bank to serve the local residents and businesses of Vail. In 1993, Vail Banks was formed as a bank holding company for WestStar. Since that time, Vail Banks has grown through a combination of organic growth, de novo establishment of retail offices and external growth, including the acquisition of community banks. Vail Banks has maintained WestStar’s position as an institution offering a relatively broad range of convenient banking services delivered with personalized customer service.

The “Western Slope,” includes Summit County (which includes the Breckenridge, Keystone and Copper Mountain ski resorts), Grand County (which includes the Winter Park ski resort), Eagle County (which includes the Vail and Beaver Creek ski resorts), Delta County, Garfield County, Pitkin County (which includes the Aspen and Snowmass ski resorts), Mesa County, Montrose County, and San Miguel County (which includes the ski resort of Telluride). The “Front Range” includes Denver and Estes Park. These areas of Colorado are home to a variety of commercial, recreational, entertainment, and cultural enterprises.

The Western Slope has experienced growth in past years, primarily as a result of an expanding market for first and second homes, and summer and winter tourism. As the year-round population of this region has grown, local businesses have prospered by servicing this growth. Consequently, a large portion of Vail Banks’ business is in construction lending and providing banking services for small-to-medium size businesses in its markets.

Vail Banks’ growth has been designed to maintain customer loyalty through continuity of operations and associates. Historically, shareholders of entities merged into Vail Banks, who are typically members of the local community, have elected to hold ownership stakes in Vail Banks after the merger. The additions of Bank of Telluride (founded in 1969), Western Colorado Bank (founded in 1950), Glenwood Independent Bank (founded in 1955) and United Valley Bank (founded in 1908) expanded Vail Banks’ presence in the Western Slope and Front Range markets, as these were well-established community banks that had significant local sponsorship. Several directors of the Company, as well as both its Non-Executive Chairman and Vice Chairman, have been associated with WestStar for more than fifteen years.

On January 1, 2000, the Company acquired a retail mortgage lending company, First Western Mortgage Services, Inc. (First Western), as a wholly-owned subsidiary. On December 1, 2000 the Company acquired the assets of East West Mortgage, Inc. and contributed those assets to First Western. On August 1, 2004, First Western was merged into WestStar. The merger did not have an impact on the consolidated financial condition or results of operations of the Company as First Western was previously owned 100% by WestStar and was included in the consolidated financial statements of the Company. The mortgage operation offers an array of mortgage products and earns revenues through the origination and processing of mortgages prior to selling them to investors.

In 2005, the Company opened a new branch in Fruita, just west of Grand Junction, to further expand its presence in this growing market.

Community Banking Philosophy

WestStar provides a broad range of banking products and services to consumers and businesses in all of its retail offices. Retail offices are operated with the goal of offering individualized customer service and providing a complete range of financial services. Many administrative operations, such as data processing, loan administration, account reconciliation and maintenance, accounting, retail operations, internal audit, compliance and broad policy decisions are centralized to ensure consistency, accuracy and efficiency and to allow our associates to concentrate on serving our customers. The managers and associates of each retail office focus on day-to-day service excellence, business development, selling, loan origination and portfolio management. Management of Vail Banks believes that this organizational structure allows retail offices to offer the individualized customer service of a community bank while maximizing the benefits of technological expertise, operating synergies and other administrative cost savings and efficiencies.

Management is committed to investing in its communities. Executive officers and regional presidents live in the communities served by their retail offices, and Vail Banks encourages board members and Company associates to be actively involved in civic and public service activities in their communities.

Key Strategies

Vail Banks intends to enhance and solidify its position as a major provider of banking services for individuals and small-to-medium size businesses on the Western Slope and the Front Range. The Company intends to grow in the future primarily through expansion of its existing market share and de novo establishment of retail offices. From December 1995 to December 2005, Vail Banks completed eight mergers and acquisitions.

Expansion of Existing Market Share.  Vail Banks intends to increase its overall market share in its markets by solidifying relationships with current customers and attracting new customers who desire a local banking relationship. Management believes that this can be accomplished by (1) evaluating the needs of its existing and potential customers to determine ways to enhance services and products, (2) increasing the focus on sales training and customer retention, (3) providing personalized customer service, and (4) further implementing technological advances to make banking more efficient and convenient.

De Novo Establishment of Retail Offices.  Vail Banks intends to continue to expand by opening new retail offices. Management believes that initially establishing a small presence in growing communities positions Vail Banks to expand with the community, thereby fostering a local identity with existing businesses and consumers in these communities, as well as offering new customers a local alternative.  Management has committed to establishing additional banking locations to expand its presence in the Front Range and Telluride markets. Such offices will be opened as market opportunities and availability of banking talent permit.

Mergers and Acquisitions.  Vail Banks’ merger and acquisition strategy will be a secondary approach for growth opportunities. In assessing future mergers, Vail Banks will focus primarily on credit quality, financial performance, market share, management, location, community demographics, strength of the local economy, potential merger synergies and the terms of the transaction. Management believes that merging with established banks and then methodically integrating their operations into Vail Banks allows the Company to offer its broad range of products and services while maintaining the merged bank’s reputation and community ties. Vail Banks’ strategy is to streamline operations judiciously to optimize the balance between cost savings and minimizing the interruption of community-based services of the acquired bank.

Segment Information

Segment information is presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information. This standard is based on a management approach that requires segmentation based on the Company’s internal organization and internal monitoring of operations. During 2004 and 2003, the Company had two reportable segments, banking and mortgage origination. Commencing in August 2004, management directed a reorganization of the mortgage activities of the Company. This resulted in such activities no longer being an operating segment of the Company. See Notes 2 and 25 of “Notes to Consolidated Financial Statements” contained in Item 15 of this Annual Report on Form 10-K for additional information.

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

Lending.  WestStar offers loans for business and consumer purposes and focuses its lending activities on individuals and small-to-medium size businesses. Lending activities are funded primarily from deposits gathered in the local communities. Loan products are concentrated in relatively short-term, variable rate loans, with 44% of the loans at December 31, 2005 having remaining terms of less than one year. Collateral for loans is concentrated in real estate and operating business assets. WestStar also offers an array of residential mortgage products.

Deposits.  WestStar offers a broad range of depository products including checking, savings and money market accounts, and certificates of deposit. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to statutory limits. Within ranges set by policies determined by WestStar’s executive management, regional presidents have local authority to determine the type, mix and pricing of the depository products offered to best compete in a retail office’s particular marketplace.

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

As of March 7, 2006, WestStar had 22 automated teller machines, 17 that were located at WestStar’s retail offices and 5 at other locations.

Competition

WestStar is in a highly competitive industry and faces strong competition from larger financial institutions. See “Item 1A Risk Factors — Risks Related to Our Business” for additional information on WestStar’s competition.

Administration of WestStar

The retail offices are customer-focused. Regional presidents operate with significant customer service-oriented local autonomy within policies established by WestStar’s Board of Directors in providing financial services, making lending decisions, selling products and presenting a favorable impression of WestStar to the community in order to attract new customers and retain existing ones.

Administrative services, oversight and support to the retail offices, including data processing, accounting services, investments, credit policy formulation, loan administration, a customer service center, Internet banking support, other customer service assistance, and audit and compliance review are centralized at the Vail Banks’ administrative center in Gypsum, Colorado. Also, our proof and balancing services are centrally located at our Broadway branch in Denver to better capture float efficiency with our correspondent banks.

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

Technology

Vail Banks’ use of advanced technology enables it to offer customers fast, efficient services and connects all of WestStar’s associates with on-line access to information concerning customer account data. Vail Banks offers its customers a choice of truncated, imaged or electronic statements. The Company also utilizes current technology to eliminate paper flow by capturing customer signatures electronically and imaging new account documentation instantaneously. Customers are able to access account information and initiate transactions via the Internet or by phone using advanced on-line and voice response unit systems. Additionally, the Company’s enhanced imaging system allows, via a data network, instant access at all retail offices to customer statements, transactions, customer signature cards, loan files and other data. The Company continually researches the most recent hardware and software applications available and ensures Vail Banks’ technology is among the most advanced for banks of its size in Colorado and provides it with the resources to continue to offer leading-edge services to customers.

Associates

As of February 28, 2006, the Company employed 260 persons, 258 on a full-time basis and 2 on a part-time basis. The Company is not a party to any collective bargaining agreement, and believes that its employee relations are good.

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

A bank holding company may become a financial holding company under this statute only if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. A bank holding company that falls out of compliance with such requirements may be required to cease engaging in certain activities. Any bank holding company that does not elect to become a financial holding company remains subject to the current restrictions of the Act.

Under the GLB Act, the Federal Reserve Board serves as the primary “umbrella” regulator of financial holding companies with supervisory authority over each parent company and limited authority over its subsidiaries. The primary regulator of each subsidiary of a financial holding company will depend on the type of activity conducted by the subsidiary. For example, broker-dealer subsidiaries will be regulated largely by securities regulators and insurance subsidiaries will be regulated largely by insurance authorities.

Vail Banks has no immediate plans to become a financial holding company.

The Sarbanes-Oxley Act of 2002 was adopted to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to securities laws. The Sarbanes-Oxley Act includes additional disclosure requirements and new corporate governance rules, requires the Securities and Exchange Commission (SEC) and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between the board of directors and committees. The SEC extended the compliance deadline for non-accelerated filers to the first fiscal year ending on or after July 15, 2007. This is a two-year extension from the previously established July 15, 2005, compliance date for non-accelerated filers.

On October 28, 2004, President Bush signed into law the Check Clearing for the 21st Century Act (Check 21). Check 21 is intended to improve the efficiency and security of the nation’s payment system. Financial institutions will have the option of processing images of checks rather than transporting the original check. WestStar has been utilizing check images for years and is currently evaluating further implementation of Check 21.

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

Vail Banks is an “affiliate” of its banking subsidiary under the Federal Reserve Act, which imposes certain restrictions on (1) loans by WestStar to Vail Banks, (2) investments in the stock or securities of Vail Banks by its banking subsidiary, (3) its banking subsidiary’s taking the stock or securities of an “affiliate” as collateral for loans by it to a borrower, and (4) the purchase of assets from Vail Banks by its banking subsidiary. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

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

The payment of dividends by Vail Banks and WestStar may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. Capital adequacy considerations could further limit the availability of dividends. Due to the volume of dividends paid relative to earnings in earlier years, any dividend payments from WestStar to Vail Banks required prior regulatory approval through December 31, 2005. On September 9, 2005, approval was obtained from the Federal Reserve Bank of Kansas City and on September 20, 2005 from the State of Colorado, for a $4.0 million dividend to be paid from WestStar to Vail Banks. On October 18, 2005, a $2.0 million dividend payment was made to Vail Banks from WestStar. Commencing January 1, 2006, WestStar no longer requires regulatory approval for a dividend payment from WestStar to Vail Banks.

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

Capital Adequacy. The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of total capital (as defined) to risk-weighted assets of 8%; (2) a minimum Tier 1 capital (as defined below) to risk-weighted assets of 4%; and (3) a minimum shareholders’ equity to risk-weighted assets of 4%. In addition, the Federal Reserve and the FDIC have established a minimum 4% leverage ratio (Tier 1 capital to average assets) for all but the most highly rated banks and bank holding companies. “Tier 1 capital” generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock, less certain intangibles. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The FDIC’s and the Federal Reserve’s capital adequacy standards also provide for the consideration of interest rate risk in the overall determination of a bank’s capital ratio, requiring banks with greater interest rate risk to maintain greater capital for the risk.

In addition, the FDIC regulations and Federal Reserve “prompt corrective action” provisions, designed to efficiently resolve failing financial institutions, set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s capital leverage ratio reaches 2%. Better-capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser capital ratios.

The FDIC and the Federal Reserve regulations requiring implementation of “prompt corrective action” place financial institutions in the following five categories based on capitalization ratios (1) a “well capitalized” institution has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage ratio of at least 5%; (2) an “adequately capitalized” institution has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a leverage ratio of at least 4%; (3) an “undercapitalized” institution has a total risk-based capital ratio of under 8%, a Tier 1 risk-based capital ratio of under 4% or a leverage ratio of under 4%; (4) a “significantly undercapitalized” institution has a total risk-based capital ratio of under 6%, a Tier 1 risk-based capital ratio of under 3% or a leverage ratio of under 3%; and (5) a “critically undercapitalized” institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories are prohibited from declaring dividends or making capital distributions without regulatory approval. The Federal Reserve regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital.

Under the Federal Reserve’s regulations, both Vail Banks and WestStar met all capital adequacy requirements to which they were subject at December 31, 2005. Vail Banks had Tier 1 and total risk-based capital ratios of 9.58% and 10.91%, respectively, and a leverage ratio of 8.05%. WestStar was deemed to be “well capitalized” with Tier 1 and total risk-based capital ratios of 9.61% and 10.44%, respectively, and a leverage ratio of 8.06%. For further information, see “Notes to Consolidated Financial Statements—Note 20” contained in Item 15 of this Annual Report on Form 10-K.

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

Transactions with Affiliates. Under federal law, all transactions between and among Federal Reserve member banks and its affiliates, which include holding companies, are subject to Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder. Generally, these requirements limit these transactions to a percentage of the bank’s capital and require all of them to be on terms at least as favorable to the bank as transactions with non-affiliates. In addition, a bank may not lend to any affiliate engaged in non-banking activities not permissible for a bank holding company or acquire shares of any affiliate that is not a subsidiary. The Federal Reserve may impose additional restrictions on transactions with affiliates if necessary to protect the safety and soundness of a bank. The regulations also set forth various reporting requirements relating to transactions with affiliates.

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

Executive Officers and Non-Executive Chairman of Vail Banks

Certain information regarding the executive officers and Non-Executive Chairman of the Company is set forth in the following table and paragraphs.

Name	Age	Position

E.B. Chester, Jr.	63	Non-Executive Chairman of the Board

Lisa M. Dillon	52	Vice Chairman of the Board

Gary S. Judd	65	President and Chief Executive Officer

Raymond E. Verlinde	43	Senior Executive Vice President and Chief Administrative Officer

Dan E. Godec	50	President and Chief Executive Officer of WestStar

Paul M. Ferguson	52	Senior Executive Vice President and Chief Credit Officer of WestStar

Brady T. Burt	33	Executive Vice President and Chief Financial Officer

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

Mr. Verlinde has served as the Senior Executive Vice President and Chief Administrative Officer of WestStar Bank since August of 2004 and Senior Executive Vice President and Chief Administrative Officer of Vail Banks since June 2005. Mr. Verlinde was the acting Principal Financial and Accounting Officer for Vail Banks from August 2004 to June 2005. Mr. Verlinde initially joined WestStar Bank in March 2002 as the Executive Vice President, Director of Internal Auditing and Compliance. Mr. Verlinde left WestStar Bank in August 2003 to join Fidelity Investments as Vice President of Internal Audit. Mr. Verlinde also spent 6 years with KPMG and 11 years with Bank One in management positions.

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

Mr. Burt has served as the Executive Vice President and Chief Financial Officer of Vail Banks and WestStar Bank since June of 2005. From September 2003 to February 2005, Mr. Burt served as the Senior Vice President and Director of Internal Audit and Compliance of WestStar Bank. Prior to joining WestStar Bank in April 2002, Mr. Burt spent seven years with PricewaterhouseCoopers, the last four in London, England.

ITEM 1A. RISK FACTORS.

An investment in our common shares involves risks. Before making an investment decision, investors should carefully consider the risks described below in conjunction with the other information in this report, including our consolidated financial statements and related notes. If any of the following risks or other risks, which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be adversely affected. In such a case, the trading price of our common shares could decline, and investors may lose all or part of their investment.

Risks Related to Our Business

If the value of real estate in our primary market areas were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2005, approximately 89.4% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings could be adversely affected.

We are subject to the local economies where we operate, and unfavorable economic conditions in these areas could have a material adverse effect on our financial condition and results of operations.

Our growth depends upon the growth in population, income levels and deposits in our primary market areas. If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not grow. Unpredictable economic conditions may have an adverse effect on the quality of our loan portfolio and our financial performance. Economic recession over a prolonged period or other economic problems in our market areas could have a material adverse impact on the quality of our loan portfolio and the demand for our products and services. Future adverse changes in the economies in our market areas may have a material adverse effect on our financial condition, results of operations or cash flows. Further, the banking industry in our primary market areas is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond our control. As a community bank, we are less able to spread the risk of unfavorable local economic conditions than larger or more regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur. See “Item 1 Business.”

Further, because of our geographic concentrations, a decline in the local economic conditions of any of our primary market areas may have a greater effect on our earnings than on the earnings larger financial institutions whose real estate loan portfolios are more geographically diverse.

Our recent results may not be indicative of our future results.

We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. Various factors, such as poor economic conditions, changes in interest rates, regulatory and legislative considerations and competition may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our rate of growth, our results of operations and financial condition may be adversely affected.

We face strong competition from larger, more established competitors.

The banking business is highly competitive, and we experience strong competition from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other financial institutions, which operate in our primary market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. In addition, we must expand our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established and much larger financial institutions, and we may face a competitive disadvantage as a result of our smaller size and lack of geographic diversification. Many of these competitors have substantially greater resources, lending limits and operating histories than we do and may offer services that we do not or cannot provide. We believe we have the ability to compete effectively with our competitors by emphasizing customer service, and local decision-making, to establish long-term customer relationships and build customer loyalty with products and services designed to address the specific needs of our customers.

The factors affecting competition include banking and financial services provided, customer service and responsiveness, customer convenience and office location. We believe that we will continue to compete successfully in the communities in which we operate and that our competitive strengths include our reputation for developing and retaining banking relationships, responsiveness to customer needs and individualized customer service, and skilled, knowledgeable associates. Our customers and potential customers choose to bank with WestStar to take advantage of this individualized attention while also receiving products and services at competitive prices. Further, we believe that the community commitment and involvement of our associates and our commitment to providing quality financial services are factors that should allow us to continue to maintain and improve our competitive position.

Our business could be harmed if we lose the services of any of our senior management team and are unable to recruit or retain a suitable replacement.

We believe that our success to date and our prospects for future success depend significantly on the efforts of our management team. We do not have employment agreements with these officers or with any of our employees. Therefore, they are free to terminate their employment with us at any time, and we could have difficulty replacing these officers with equally competent persons who are experienced in the specialized aspects of our business. The loss of the services of any of these persons could have an adverse effect on our business.

We face risks with respect to future expansion and acquisitions or mergers.

We may seek to acquire other financial institutions or parts of those institutions and may continue to engage in de novo branch expansion in the future. Acquisitions and mergers involve a number of risks, including:

•                  the time and costs associated with identifying and evaluating potential acquisitions and merger partners may negatively affect our business;

•                  the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution may not be accurate;

•                  the time and costs of evaluating new markets, hiring experienced local management and opening new offices and the delays between these activities and the generation of sufficient assets and deposits to support the costs of the expansion may negatively affect our business;

•                  we may not be able to finance an acquisition without diluting our existing shareholders;

•                  the diversion of our management’s attention to the negotiation of a transaction may detract from their business productivity;

•                  we may enter into new markets where we lack experience;

•                  we may introduce new products and services into our business with which we have no prior experience; and

•                  we may incur an impairment of goodwill associated with an acquisition and experience adverse, short-term effects on our results of operations.

In addition, no assurance can be given that we will be able to integrate operations after an acquisition without encountering difficulties including, without limitation:

•             the loss of key employees and customers; and

•             the disruption of our respective ongoing businesses or possible inconsistencies in standards, controls, procedures and policies.

Successful integration of our operations with another entity’s will depend primarily on our ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. If we have difficulties with an integration, we might not achieve the economic benefits we expect to result from any particular acquisition or merger. In addition, we may experience greater than expected costs or difficulties relating to such integration.

Our business strategy includes the continuation of growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to continue pursuing a growth strategy for our business. Our ability to grow successfully will depend on a variety of factors, including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. We may not be able to expand our market presence in our existing markets or enter new markets successfully, and such expansion could adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.

Our expansion plans may require us to raise additional capital in the future, but that capital may not be available when it is needed or may be available only on unfavorable terms that could have a material adverse effect on our financial condition and results of operations.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. As a result, we may from time to time need to raise additional capital to support our continued growth. Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. Alternatively, we may be able to raise capital only by issuing debt on unfavorable terms to us that could have a material adverse effect on our financial condition and results of operations.

Improper functioning of our information technology systems could have an adverse impact on our operations.

We rely heavily on our information technology systems, including the systems of outside service providers. If our internal systems or external technological sources were to fail or there is a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our reputation and results of operations and financial condition.

Risks Related to Our Industry

Changes in the interest rate environment could reduce our profitability.

Our profitability depends substantially upon our net interest income. Net interest income is the difference between the interest earned on assets, such as loans and investment securities, and the interest paid for liabilities, such as money market accounts, savings and time deposits. Market interest rates for loans, investments and deposits are highly sensitive to many factors beyond our control. In addition, we cannot predict whether interest rates will continue to remain at present levels. Changes in interest rates may cause significant changes, up or down, in our net interest income. Even if rates remain constant, a decrease in the percentage of our deposit base consisting of non-interest-bearing deposits could adversely affect our net interest income. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates. In addition, any significant increase in prevailing interest rates could adversely affect our mortgage banking business because higher interest rates could cause customers to request fewer refinancings and purchase money mortgage originations.

We could suffer loan losses from a decline in credit quality.

We could sustain losses if borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. Our underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, may not prevent unexpected losses that could materially adversely affect our results of operations.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. We may experience significant loan losses, which could have a material adverse effect on our operating results. Management makes various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses in an attempt to cover any loan losses that may occur. In determining the size of the allowance for loan losses, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. If we expand into new markets, our determination of the size of the allowance for loan losses could be inaccurate due to our lack of familiarity with market-specific factors.

If our assumptions are wrong, our current allowance for loan losses may not be sufficient to cover our loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance for loan losses would materially decrease our net income. Our allowance for loan losses was $4.5 million, or 0.92% of total loans, as of December 31, 2005.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize future loan charge-offs based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a negative effect on our operating results.

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

As a bank holding company, we are primarily regulated by the Board of Governors of the Federal Reserve System. Our bank subsidiary, WestStar, is primarily regulated by the Federal Reserve Bank of Kansas City. Our compliance with Federal Reserve regulations is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capital requirements of our regulators. The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission and the NASDAQ National Market that apply to us have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. As a result, we may experience greater compliance costs.

Changes in monetary policies may have an adverse effect on our business.

Our results of operations are affected by the policies of monetary authorities, particularly the Federal Reserve. Actions by monetary and fiscal authorities, including the Federal Reserve, could have an adverse effect on our deposit levels, loan demand or business and earnings. See “Item 1 Business—Supervision and Regulation.”

Risks Related to Our Common Shares

The trading volume in our common shares has been low, and the sale of a substantial number of shares in the public market could depress the price of our common shares and make it difficult for you to sell your shares.

Our common shares are listed to trade on the NASDAQ National Market, but are thinly traded. Thinly traded shares can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common shares will develop or be sustained. In recent years, the stock market has experienced a high-level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to operating performance.

We cannot predict what effect future sales of our common shares in the market, or the availability of our common shares for sale in the market, will have on the market price of our common shares. Accordingly, we cannot provide any assurance that sales of substantial amounts of our common shares in the market, or the potential for large amounts of market sales, would not cause the price of our common shares to decline or impair our ability to raise capital.

Our directors and executive officers own a significant portion of our common shares and can influence shareholder decisions.

Our directors and executive officers, as a group, beneficially owned approximately 47% of our outstanding common shares as of February 28, 2006. As a result of their ownership, the directors and executive officers will have the ability, by voting their shares in concert, to influence the outcome of any matter submitted to our shareholders for approval, including the election of directors.

Our ability to pay dividends depends primarily on dividends from our banking subsidiary, WestStar, which is subject to regulatory limits.

We are a bank holding company and our operations are conducted by our banking subsidiary, WestStar. Our ability to pay dividends depends on our receipt of dividends from our banking subsidiary. Dividend payments from our banking subsidiary are subject to legal and regulatory limitations, generally based on net income and retained earnings, imposed by the various banking regulatory agencies. The ability of our banking subsidiary to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. There is no assurance that our banking subsidiary will be able to pay dividends in the future or that we will generate adequate cash flow to pay dividends in the future. Our failure to pay dividends on our common shares could have a material adverse effect on the market price of our common shares.

Certain provisions of our articles of incorporation may be deemed to have the effect of making an acquisition of control of our company more difficult when attempted in a transaction not approved by our Board of Directors.

Our articles of incorporation authorize the issuance of preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. The issuance of such stock could also be used, under certain circumstances, as a method to discourage, delay or prevent a change in control of the Company. Although we do not currently intend to issue any shares of preferred stock, we may issue such shares in the future.

Our articles of incorporation also provide that the Board of Directors will be divided into three classes serving staggered three-year terms and that a director may only be removed by the shareholders prior to the expiration of a term for cause. These provisions could enable a minority of our shareholders to prevent the removal of a director sought to be removed by a majority of the shareholders and may tend to enhance management’s ability to retain control over our affairs and to preserve the director’s present position on the board.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable to non-accelerated filers.

ITEM 2. PROPERTIES.

As of March 6, 2006, Vail Banks had 24 operating offices and an administrative center. Of these 25 properties, 12 were leased and 13 were owned. Vail Banks broke ground on the Fruita retail office building in March of 2006. Vail Banks currently leases space in Fruita. Vail Banks completed significant remodeling of its retail offices in Vail and Estes Park in 2005. Vail Banks plans to commence operation in leased facilities in Southwest Denver and the Mountain Village near Telluride during 2006. On January 16, 2006, the Board made a strategic decision to close the Stapleton retail office during the spring of 2006. None of the properties owned by Vail Banks are encumbered. The aggregate annual lease payments for properties in 2005 were $1.5 million. Leases for the facilities expire at various periods through 2014 with options to renew through 2039. Vail Banks considers its properties adequate for its current needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to security holders during the fourth quarter of fiscal year 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Vail Banks’ common shares trade on The NASDAQ National Market under the symbol “VAIL.”  The following table sets forth, for the periods indicated, the high and low bid prices of the common shares on The NASDAQ National Market.

	Year Ended December 31, 2005		Year Ended December 31, 2004
	High	Low	High	Low
First Quarter	$13.50	$12.75	$13.59	$11.94
Second Quarter	14.80	12.68	12.89	12.35
Third Quarter	15.00	13.10	14.00	12.40
Fourth Quarter	15.55	13.16	13.53	12.70

Holders

As of February 28, 2006, Vail Banks had 102 record holders of its common shares. Investors who beneficially own common shares that are held in street name by brokerage firms or similar holders are not included in this number. Vail Banks believes there are approximately 2,000 beneficial holders of its common shares.

Dividends

Cash dividends paid per share were as follows:

	2005	2004
First Quarter	$0.07	$0.07
Second Quarter	0.07	0.07
Third Quarter	0.07	0.07
Fourth Quarter	0.07	0.07

Additionally, a cash dividend of $0.07 per share was declared on January 16, 2006 and paid on February 10, 2006 to shareholders of record on January 27, 2006.

Holders of common shares are entitled to receive dividends when, as and if declared by Vail Banks’ Board of Directors out of funds legally available therefore. The final determination of the timing, amount and payment of dividends on the common shares are at the discretion of the Board of Directors. The declaration of dividends will depend on conditions then existing, including Vail Banks’ profitability, financial condition, capital requirements, future growth plans and other relevant factors. The principal source of Vail Banks’ income is dividends received from WestStar. The payment of these dividends by WestStar is subject to certain restrictions imposed by the federal and state banking laws and regulations.

Vail Banks’ ability to pay cash dividends on its common shares is also subject to statutory restrictions, including banking regulations, and restrictions arising under the terms of securities or indebtedness which may be issued or incurred in the future. The terms of such securities or indebtedness may restrict payment of dividends on common shares until required payments and distributions are made on such securities or indebtedness. See “Supervision and Regulation” in Item 1.

ITEM 6. SELECTED FINANCIAL DATA.

The selected historical financial data set forth below should be read in conjunction with the “General,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Financial Statements and

Notes to Consolidated Financial Statements” sections, as well other financial data contained elsewhere in this Annual Report on Form 10-K.

Net income for 2003 has been increased by $150,000 from amounts previously reported as a result of the prior period adjustment made to the results of operation and statement of financial position for 2003. Adjustments have also been made to 2002 and 2001 to reflect the impact of the prior period adjustment made to 2003 (see footnote 8, below, for additional information). See Note 1 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for further information.

(dollars in thousands, except for share data)
EARNINGS (1)	2005	2004	2003	2002	2001
			(Restated)	(Restated)	(Restated)
Net interest income	$29,141	$22,769	$21,498	$25,408	$28,835
Provision for loan losses	529	704	578	382	800
Non-interest income	6,838	9,766	10,964	12,024	11,397
Non-interest expense	28,894	27,364	30,860	28,440	29,044
Net income (8)	4,489	2,956	864	5,613	6,065
PER SHARE DATA (1)
Basic earnings (8)	$0.87	$0.58	$0.17	$0.99	$1.02
Diluted earnings (8)	0.83	0.55	0.15	0.95	0.99
Book value per common share at year end	11.37	11.25	10.95	11.62	11.00
Tangible book value per common share at year end	4.93	4.46	3.96	5.20	4.60
Closing market price	15.00	13.18	11.94	12.00	10.90
AT YEAR END
Total assets	$686,319	$634,595	$575,610	$554,263	$555,331
Earning assets	584,797	539,983	476,864	452,943	454,076
Loans	485,984	406,353	311,774	331,003	391,725
Allowance for loan losses	4,473	3,895	3,503	3,747	4,375
Non-interest bearing deposits	133,250	120,127	101,305	97,383	103,730
Total deposits	552,508	500,444	448,515	428,698	442,350
Shareholders’ equity	63,733	59,902	57,859	66,622	63,306
Shares outstanding	5,606,235	5,326,504	5,283,264	5,734,303	5,754,152
AVERAGE BALANCES
Total assets	$665,479	$604,921	$589,664	$561,496	$559,570
Earning assets	571,264	511,793	494,134	465,750	460,807
Loans	423,558	350,535	324,086	356,703	410,613
Non-interest bearing deposits	123,924	103,008	94,512	98,122	98,439
Total deposits	530,769	478,490	456,810	439,884	465,194
Shareholders’ equity	61,752	58,736	62,457	65,000	63,734
Weighted average common shares outstanding-Basic	5,172,811	5,060,627	5,220,221	5,651,737	5,965,374
Weighted average common shares outstanding-Diluted	5,395,914	5,417,562	5,617,720	5,914,891	6,111,103
PERFORMANCE (1)
Return on assets	0.67%	0.49%	0.15%	1.00%	1.08%
Return on equity	7.27	5.03	1.38	8.62	9.50
Dividend payout ratio	34	51	165	23	18
Cash dividends paid per share	$0.28	$0.28	$0.26	$0.22	$0.18
Net interest margin (2)	5.18%	4.55%	4.46%	5.49%	6.26%
Efficiency ratio	80	84	95	76	72
Loan to deposit ratio (at year end)	88	81	70	77	89
ASSET QUALITY (at year end)
Net (recoveries) charge-offs to average loans	(0.01)%	0.09%	0.25%	0.28%	0.21%
Allowance for loan losses to loans	0.92	0.96	1.12	1.13	1.12
Allowance for loan losses to non-performing loans (3)	10,909.76	1,657.45	200.52	100.35	214.25
Non-performing assets to loan-related assets (4) (5)	0.13	0.25	0.68	1.20	0.58
Risk assets to loan-related assets (5) (6)	0.14	0.25	0.73	1.20	0.73
CAPITAL (at year end)
Equity to assets	9.29%	9.44%	10.05%	12.02%	11.40%
Tangible equity to assets	4.03	3.75	3.63	5.38	4.76
Leverage ratio (7)	8.05	8.01	7.45	10.24	9.40
Tier 1 risk based capital Ratio (7)	9.58	10.37	11.50	14.11	11.69
Total risk based capital Ratio (7)	10.91	12.05	13.72	15.57	13.38

(1) During 2002, the Company implemented SFAS No. 142, Goodwill and Other Intangible Assets, which eliminated goodwill amortization expense beginning January 1, 2002. The Company continued to amortize its core deposit intangibles. For further information, see Note 7 of the Notes to Consolidated Financial Statements contained in Item 15 of this Annual Report on Form 10-K.

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

(7) For further information, see Note 20 of the Notes to Consolidated Financial Statements contained in Item 15 of this Annual Report on Form 10-K.

(8) The amounts of net income for 2003 and 2001 have been restated from amounts previously reported to reflect amortization expense on goodwill for periods prior to 2002 that was inadvertently recorded as income tax expense during 2003. These retroactive adjustments increased net income for 2003 by $150,000 ($0.03 per basic share and $0.02 per diluted share) and decreased net income for 2001 by $38,000 ($0.00 per share and $0.01 per diluted share).

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The following section presents management’s review of the financial condition and operating results of Vail Banks and its subsidiary, WestStar. It is intended to assist readers in evaluating Vail Banks’ performance. Certain reclassifications have been made to previous periods’ information to conform to the 2005 presentation. The following analysis should be read in conjunction with the Consolidated Financial Statements and accompanying notes as well as the selected financial information included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated balance sheet and the reported amounts of revenues and expenses during the reporting period.  The SEC has defined a company’s most critical accounting policies as those that are most important to the portrayal of its financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on these criteria, management has identified the following critical accounting policies and judgments. Although management believes its estimates and assumptions are reasonable, they are based upon information available when they are made. Actual results may differ significantly from these estimates under different assumptions or conditions.

Allowance for Loan Losses

The allowance for loan losses calculation process has two components. The first component represents the allowance for loan losses for impaired loans computed in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114 Component), as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures an amendment of FASB Statement No. 114. To determine the SFAS 114 Component, collateral dependent impaired loans are evaluated using internal analyses as well as third-party information, such as appraisals. If an impaired loan is unsecured, it is evaluated using a discounted cash flow of the payments expected over the life of the loan giving consideration to currently existing factors that would impact the amount or timing of the cash flows. The second component is the allowance for loan losses calculated under SFAS No. 5, Accounting for Contingencies (SFAS 5 Component), and represents the estimated probable but undetected losses inherent within the portfolio due to uncertainties in economic conditions, delays in obtaining information about a borrower’s financial condition, delinquent loans that have not been determined to be impaired, trends in speculative construction real estate lending, results of internal and external loan reviews, and other factors. This component of the allowance for loan losses is calculated by assigning a certain risk weighting, within a predetermined range, to each identified risk factor. Management has an internal goal to maintain the allowance for loan losses between 0.75% and 1.50% of average gross loans.   The recorded allowance for loan losses is the aggregate of the SFAS 114 Component and SFAS 5 Component.

At December 31, 2005, the Company had a $4.5 million allowance for loan losses. Management believes that this allowance for loan losses is adequate to cover probable losses based on all currently available evidence. Future additions to the allowance for loan losses may be required based on management’s continuing evaluation of the inherent risks in the portfolio. Additional provisions for loan losses may need to be recorded if the economy declines, asset quality deteriorates, or historical loss experience changes. Also, state or federal regulators, when reviewing Vail Banks’ loan portfolio in the future, may require Vail Banks to increase the allowance for loan losses. Any increase in the allowance for loan losses would adversely affect Vail Banks’ earnings.  An analysis of the allowance for loan losses for loan losses as well as its allocation among certain categories of the loan portfolio can be found in the “Financial Condition” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Accounting for Goodwill and Core Deposit Intangible

In assessing the recoverability of goodwill and core deposit intangible, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and related assumptions change in the future, management may be required to record impairment charges not previously recorded. The Company assesses goodwill and intangible assets for impairment at least annually, using a two-step process that begins with an estimation of the fair value of the reporting unit. The first step is a screen for impairment, and the second step measures the amount of any impairment.

The Company performed its annual goodwill impairment test during the fourth quarter of 2005 and determined that goodwill was not impaired. The Company also performed an annual impairment test of its core deposit intangible, comprised of core deposit premiums, during the fourth quarter of 2005 and determined that the core deposit intangible was not impaired.

Compensation Plans/Share-Based Payments

The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, while disclosing pro forma net income and pro forma earnings per share for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123, Accounting for Stock Based Compensation, had been applied. Accordingly, no stock-based compensation cost for employee stock option grants has been recognized in the consolidated financial statements (other than as described in Footnote 16), as options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Commencing January 1, 2006, the Company will adopt SFAS 123(R), Share-Based Payment, and will discontinue the use of APB Opinion No. 25. The fair value of stock options granted was estimated at the measurement date, which is generally the date of grant, using the Black-Scholes option-pricing model.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, a revision of SFAS 123. This standard eliminates the ability to account for share-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on the fair values on the date of grant.  This standard is effective for the Company on January 1, 2006.  See Note 2 of the Notes to Consolidated Financial Statements contained in Item 15 of this Annual Report on Form 10-K for further information.

Restricted stock awards are expensed over their vesting period. Restricted stock awards vest ratably over the service period; however, vesting may also be based upon attainment of certain performance measures. Unearned compensation on restricted stock awards is a reduction of “additional paid in capital” included in shareholders’ equity on the consolidated balance sheet.

Impairment of Investment Securities

Investment securities are evaluated for impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the issues for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Certain Factors Affecting Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the results discussed in these forward-looking statements as a result of the risk factors discussed in Item 1A. of this Annual Report on Form 10-K.  Vail Banks does not intend to update any forward-looking statements whether written or oral, relating to matters discussed in this Annual Report on Form 10-K.

Financial Overview

Net income was $4.5 million in 2005, an increase of approximately $1.5 million from the $3.0 million earned in 2004. The growth was due primarily to an increase in net interest income of $6.4 million, or 28%, from $22.8 million in 2004 to $29.1 million in 2005. Net interest income increased due to an increase in loan volumes and rising interest rates. Net loans increased $79.0 million, or 20%, from $402.5 million in 2004 to $481.5 million in 2005. In conjunction with the increase in loan volumes, the Federal Reserve increased the Federal Funds interest rate 200 basis points, or 2.0%, during 2005 from 2.25% in December 2004 to 4.25% in December 2005. These increases were partially offset by a $2.6 million decrease in non-interest income primarily due to a $1.1 million decrease in mortgage-broker fee income and a $1.7 million decrease related to the gain recognized in 2004 on the sale of the Company’s Vail bank building. These results are not necessarily indicative of the results that may be expected for future years.

The return on average assets was 0.67% for the year ended December 31, 2005 compared to 0.49% for the year ended December 31, 2004 and 0.15% for the year ended December 31, 2003.

The return on average equity was 7.27% for the year ended December 31, 2005 compared to 5.03% for the year ended December 31, 2004 and 1.38% for the year ended December 31, 2003.

Assets increased by $51.7 million, or 8%, to $686.3 million during 2005. This increase was due to growth in loans of $79.0 million, partially offset by decreases in investment securities of $16.6 million and cash equivalents of $4.3 million. Assets increased by $59.0 million, or 10%, to $634.6 million during 2004. This increase was primarily due to growth in loans and investment securities of $121.8 million, partially offset by a decrease in cash equivalents of $65.3 million.

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

Average Balance Sheet and Net Interest Income Analysis

(dollars in thousands on a fully taxable equivalent (FTE) basis)	2005			2004			2003
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Federal funds sold and other short-term investments	$36,337	$1,183	3.26%	$32,010	$335	1.05%	$68,244	$690	1.01%
Investment securities
Taxable	82,362	2,681	3.26	101,157	2,710	2.68	71,987	2,222	3.09
Tax-exempt (1)	25,130	1,859	7.40	24,337	1,828	7.51	22,485	1,717	7.64
Investment in Trust I and Trust II	743	76	10.23	743	76	10.23	—	—	—
Loans (2) (3)	426,755	35,101	8.23	353,546	26,585	7.52	331,418	26,098	7.87
TOTAL EARNING ASSETS	571,327	40,900	7.16	511,793	31,534	6.16	494,134	30,727	6.22
Non-earning assets	94,152			93,128			95,530
TOTAL ASSETS	$665,479			$604,921			$589,664

LIABILITIES
Interest bearing deposits
Interest bearing transaction accounts	$297,065	$4,555	1.53%	$253,484	$1,719	0.68%	$225,623	$1,390	0.62%
Certificates of deposit	109,780	2,701	2.46	121,998	2,533	2.08	136,675	3,254	2.38
TOTAL INTEREST BEARING DEPOSITS	406,845	7,256	1.78	375,482	4,252	1.13	362,298	4,644	1.28
Securities sold under agreements to repurchase	13,125	378	2.88	1,522	24	1.58	167	1	0.42
Short-term borrowings	6,538	220	3.36	11,310	425	3.76	11,168	373	3.34
Long-term borrowings	22,521	939	4.17	24,640	1,011	4.10	30,715	1,229	4.00
Trust preferred	—	—	—	—	—	—	24,000	2,447	10.19
Subordinated notes to Trust I and Trust II	24,743	2,523	10.20	24,743	2,523	10.20	—	—	—
TOTAL INTEREST BEARING LIABILITIES	473,772	11,316	2.39	437,697	8,235	1.88	428,348	8,694	2.03
Non-interest bearing demand deposits	123,924			103,008			94,512
Other liabilities and minority interest	6,031			5,480			4,347
TOTAL LIABILITIES	603,727			546,185			527,207
SHAREHOLDERS’ EQUITY	61,752			58,736			62,457
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$665,479			$604,921			$589,664

TOTAL DEPOSITS	$530,769	$7,256	1.37%	$478,490	$4,252	0.89%	$456,810	$4,644	1.02%
FTE NET INTEREST INCOME / MARGIN (4)		$29,584	5.18%		$23,299	4.55%		$22,033	4.46%

(1) Tax exempt securities have been adjusted to an FTE basis using a marginal tax rate of 37.0% in 2005, 2004, and 2003.

(2) Loans are presented net of unearned income and include nonaccrual loans and loans held for sale.

(3) Interest income on loans includes loan fees of $3.8 million, $3.6 million, and $2.6 million in 2005, 2004, and 2003, respectively.

(4) FTE margin has been computed by dividing FTE net interest income by total earning assets.

The amount of net interest income is affected by changes in the volume and mix of earning assets and interest bearing liabilities and the interest yields and rates on those assets and liabilities. An analysis of how changes in volume and yields and rates affected net interest income for the years ended December 31, 2005, 2004 and 2003 is presented below.

Analysis of Changes in Net Interest Income*

	2005 over 2004			2004 over 2003
(dollars in thousands)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
Interest Income
Federal funds sold and other short-term investments	$45	$803	$848	$(366)	$11	$(355)
Investment securities
Taxable	(504)	475	(29)	900	(412)	488
Tax exempt	60	(29)	31	141	(30)	111
Loans	5,505	3,011	8,516	1,743	(1,256)	487
Investment in Trust I and Trust II	—	—	—	—	76	76
Total interest income	5,106	4,260	9,366	2,418	(1,611)	807

Interest Expense
Interest bearing transaction accounts	296	2,540	2,836	172	157	329
Certificates of deposit	(254)	422	168	(349)	(372)	(721)
Securities sold under agreements to repurchase	183	171	354	8	15	23
Short-term borrowings	(179)	(26)	(205)	5	47	52
Long-term borrowings	(87)	15	(72)	(243)	25	(218)
Trust preferred	—	—	—	(2,447)	—	(2,447)
Subordinated notes to Trust I and Trust II	—	—	—	—	2,523	2,523
Total interest expense	(41)	3,122	3,081	(2,854)	2,395	(459)
Change in net interest income FTE	$5,147	$1,138	$6,285	$5,272	$(4,006)	$1,266

*Fully taxable equivalent (FTE).

Note:            The change in interest that cannot be attributed to only a change in rate or a change in volume, but instead represents a combination of the two factors, has been allocated to the rate variance.

FTE net interest income increased by $6.3 million, or 27%, to $29.6 million for the year ended December 31, 2005 from $23.3 million for the year ended December 31, 2004.  The net interest margin on an FTE basis was 5.18% for 2005, as compared to 4.55% for 2004. Net interest margin is influenced by the level and relative mix of earning assets, interest bearing liabilities, and non-interest bearing liabilities as well as the cost of interest bearing liabilities as compared to the yield on earning assets. The increase in net interest margin during 2005 was primarily due to a $73.2 million increase in average loan volumes since 2004 as a result of a strong economy and an internal focus on growing the loan portfolio. During 2005, average loans increased to 75% of total earning assets, as compared to 69% during 2004. Also contributing to the increase in net interest income was the increase in the average yield on loans, which increased 71 basis points to 8.23% during 2005 from 7.52% during 2004. The increase in average yield was related to rate increases affected by the Federal Reserve during 2005. The combination of increases in loan volumes and loan rates contributed $8.5 million to the $9.4 million, or 30%, increase in FTE interest income. Increases in rates earned on federal funds sold contributed $803,000 to the increase in interest income. The average rate earned on federal funds sold increased 221 basis points from 1.05% in 2004 to 3.26% in 2005. As a result of these changes, the total yield on average earning assets increased 100 basis points to 7.16% for 2005, as compared to 6.16% for 2004.

Interest expense increased $3.1 million, or 37%, for 2005 as compared to 2004 primarily due to an increase in the yield on interest bearing deposits which increased 65 basis points to 1.78% during 2005 compared to 1.13% during 2004. The increase in yield on deposits was driven by market pressure to stay competitive in a rising interest rate environment. This competitive market also sparked an increase in the average rate paid on securities sold under agreements to repurchase which increased 130 basis points to 2.88% during 2005 as compared to 1.58% during 2004. Due to a sales focus to market this cash management product, the average volume also increased during 2005 from $1.5 million to $13.1 million, an increase of 762%, or $11.6 million. The increase in both average volume and yield for securities sold under agreements to repurchase contributed $354,000 to the total increase in interest expense.

FTE net interest income increased by $1.3 million, or 6%, to $23.3 million for the year ended December 31, 2004 from $22.0 million for the year ended December 31, 2003.  The net interest margin on an FTE basis was 4.55% for 2004 as compared to 4.46% for 2003. Net interest margin is influenced by the level and relative mix of earning assets, interest bearing liabilities, and non-interest bearing liabilities as well as the cost of interest bearing liabilities as compared to the yield on earning assets. The increase in net interest margin during 2004 was primarily due to a $22.1 million increase in average loan volumes since 2003 as a result of a strong economy and an internal focus on growing our loan portfolio. The Company’s average yield on loans dropped 35 basis points to 7.52% during 2004 from 7.87% during 2003, due to competitive market pressures, despite increases made by the Federal Reserve. However, the increase in loan volume surpassed the decrease in average yields, to contribute $487,000 to the $1.3 million increase in net interest income. As a result of the adoption of FIN 46R in January 2004, Trust I and Trust II are no longer consolidated into the Company’s financial results. Accordingly, the 2003 financial statements include the $24.0 million of trust preferred securities and $2.4 million of related interest expense. For 2005 and 2004, the financial statements include the Company’s $743,000 investment in the trusts, the $24.7 million of subordinated debentures issued by the Company to the trusts, and the $2.5 million of related interest expense.

FTE interest income increased $807,000, or 3%, for 2004 as compared to 2003 primarily due to an increase in loan volume and taxable investment securities volume. Loans had a yield of 7.52% during 2004, compared to 7.87% during 2003.   During 2004, average loans increased to 69% of total earning assets, as compared to 67% during 2003. Similarly, the average taxable investment securities increased to 20% of total earning assets, as compared to 15% during 2003. As a result of these changes, the total yield on average earning assets decreased 6 basis points to 6.16% for 2004, as compared to 6.22% for 2003.

Interest expense decreased $459,000, or 5%, for 2004 as compared to 2003 primarily due to a decrease in the average rate on interest bearing deposits, which decreased 15 basis points to 1.13% for 2004, as compared to 1.28% for 2003. This caused a decline in interest expense of $392,000. The average balance in interest bearing deposits increased $13.2 million in 2004 to $375.5 million, compared to $362.3 million in 2003. Long-term borrowings decreased in volume contributing to a decline in interest expense despite the 10 basis point increase in the average rate paid. The average balance in long-term borrowings decreased $6.1 million in 2004 to $24.6 million, compared to $30.7 million in 2003.

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

The provision for loan losses was $529,000 in 2005, compared to $704,000 in 2004, and $578,000 in 2003. The allowance for loan losses of $4.5 million as of December 31, 2005 increased 15% from $3.9 million as of December 31, 2004 and represents 0.92% of total loans as of December 31, 2005, compared to 0.96% at December 31, 2004. The Company believes that the current allowance for loan losses is adequate to absorb probable losses. During 2005, average loans increased $73.2 million, or 21%, and non-performing loans decreased $194,000, or 83%. Net recoveries during 2005 were $49,000, compared to net charge-offs of $312,000 and $822,000 during 2004 and 2003, respectively. Overall, the allowance for loan losses increased $578,000 during 2005, compared to an increase of $392,000 during 2004, and a net decrease of $244,000 during 2003.

Non-Interest Income

The following table sets forth Vail Banks’ non-interest income for the years indicated.

(dollars in thousands)	2005	2004	2003
Service charges on deposits	$2,602	$2,783	$3,080
Mortgage broker fees	2,026	3,146	4,936
Other fee income	1,211	1,136	1,164
Rental income	286	375	729
Net gain on sale of foreclosed properties	37	130	540
Net gain (loss) on sale or call of investment securities	1	(311)	15
Net gain on sale of premises and equipment	—	1,769	—
Other	675	427	500
Total non-interest income	$6,838	$9,455	$10,964

Non-interest income decreased $2.7 million, or 28%, to $6.8 million in 2005 from $9.5 million in 2004.  This decrease was primarily due to a decrease in mortgage broker fees of $1.1 million, due to reduced origination volumes during 2005 versus 2004.  The remaining decrease pertains to the gain on sale of premises and equipment of $1.8 million in 2004 due to the sale of the Vail bank building.

During the fourth quarter 2004, the Company sold $19.6 million of investment securities taking a pre-tax loss of $311,000.  The purpose of the sale was to increase the Company’s funding to support the significant loan growth experienced during 2004 and anticipated for 2005.  The Company did not sell any investment securities during 2005; however, one security was called prior to maturity for a gain of $1,000.

Non-interest income decreased $1.5 million, or 14%, to $9.5 million in 2004 from $11.0 million in 2003.  This decrease was primarily due to a decrease in mortgage broker fee income as refinancing activity slowed during 2004.  Service charges on deposits decreased $297,000, or 10%, primarily due to a decline in the number of insufficient funds charges.  Rental income declined during 2004 due to the sale of the Vail bank building and vacancies in rental properties owned by the Company.  The gain on sale of foreclosed properties declined due to a decline in the number of foreclosed properties.  These decreases were partially offset by the $1.7 million gain on the sale of the Vail bank building.

Non-Interest Expense

The following table sets forth Vail Banks’ non-interest expense for the years indicated.

(dollars in thousands)	2005	2004	2003
Salaries and employee benefits	$17,268	$16,484	$17,593
Occupancy	3,490	3,304	3,642
Furniture and equipment	2,618	2,439	2,768
Marketing and promotions	1,230	752	561
Professional fees	993	985	774
Banking service fees	629	657	659
Retail banking	617	476	481
Telephone	323	415	633
Supplies and printing	286	289	313
Postage and freight	231	209	221
Amortization of intangible assets	40	40	74
Net loss on sale, disposal or write-off of premises and equipment	25	—	1,578
Litigation settlement	6	76	150
Impairment of intangible assets	—	—	543
Other	1,138	927	870
Total non-interest expense	$28,894	$27,053	$30,860

Total non-interest expense increased $1.8 million during 2005, or 7%, from $27.1 million in 2004 to $28.9 million in 2005.  The increase is primarily due to an increase in salaries and employee benefits and increases in occupancy expense, furniture and equipment expense, marketing and promotions and retail banking expense.  The increases in non-interest expense were partially offset by decreases in telephone expense and litigation settlement expense.

Salaries and employee benefits expense increased by $784,000 during 2005, or 5%, from 2004.  This increase is due to: (1) a $689,000 increase in compensation expense related to pay increases during 2005, increased bonus payments based on financial results,  and increases in full-time associates (2) a $111,000 increase in outside training costs for training and development of associates.

Occupancy expense increased in 2005 by $186,000, or 6%, from 2004.  The increase is due to the following: (1) a $48,000 increase in rental expense for the new retail office in Stapleton which opened during the third quarter of 2004, (2) a $71,000 increase in janitorial services due to the replacing of two employees with outside janitorial services and an increase in the number of retail offices occupied by the Company, and (3) a $26,000 increase in building maintenance costs also pertaining to the increase in the number of retail offices.

Furniture and equipment expense increased $179,000 in 2005 primarily due to a $124,000 increase in maintenance contracts for new computer equipment and a $116,000 increase in depreciation expense.  This was partially offset by a $61,000 decrease in data line charges, as the Company was able to consolidate data lines to create cost savings.

Marketing and promotions expense increased by $478,000, or 64%, in 2005.  The increase is primarily due to a $296,000 increase in advertising costs related to the WestStar Bank. Expect Action. campaign that was launched in April 2005, and increases of $118,000 in charitable contributions and sponsorships, as well as a $64,000 increase in customer and public relations expense.

Retail banking expenses increased $141,000, or 30%, in 2005 primarily related to a $104,000 increase in checking and savings losses, and a $45,000 increase in debit card expenses related to volume increases and a $105,000, or 23%, increase in debit card related revenues.

Telephone expense decreased $92,000, or 22%, in 2005.  The decrease is primarily related to cost savings realized when the Company purchased a new phone system and terminated the lease agreement on the old phone system.

Litigation settlement expense decreased $68,000, or 89%, in 2005.  The Company settled two cases at a cost of $6,000 during 2005.  During 2004, the Company settled three cases at a cost of $76,000.

The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income and non-interest income and is a measure of the cost to generate a dollar of revenue.  The efficiency ratio improved in 2005 to 80% from 84% in 2004 and 95% in 2003.  The improvement in 2005 was primarily due to the increase in revenue outpacing the increase in non-interest expense discussed above.

Total non-interest expense decreased $3.8 million during 2004, or 12%, from $30.9 million in 2003 to $27.1 million in 2004.  The decrease is primarily due to the write-off of premises and equipment of $1.6 million in 2003, and decreases in salaries and employee benefits and amortization expense on intangible assets.  These decreases were partially offset by an increase in marketing and promotion costs primarily due to the opening of new offices and an increased focus on deposit and loan growth.

During 2003, the Company scrutinized its premises and equipment listing and determined that certain premises and equipment were no longer required for the efficient operation of the Company.  These premises and equipment were written off during the fourth quarter of 2003 resulting in a pre-tax charge to income of $1.6 million.

Income Taxes

Income tax expense as a percentage of pre-tax income was 31.5% for 2005 compared to 33.8% for 2004 and 15.6% for 2003. During 2005, income tax expense as a percentage of pre-tax income decreased primarily due to a reduction of deferred tax expense associated with the tax basis of goodwill, related to the write-off in 2004.  This decrease in income tax expense as a percentage of pre-tax income was partially offset by an increase in taxable income due to loan growth.  In 2004, taxable income increased, primarily from loan growth and an increase in deferred tax expense related to the book to tax difference associated with the write-off of goodwill, causing an increase in income tax expense as a percentage of pre-tax income. During 2003, the Company had a significant increase in tax-exempt interest income as a percentage of total income as a result of municipal bond purchases and the reduced level of total income.  This reduction in current income tax expense was offset by additional deferred tax expense associated with the adjustment of the tax bases of certain premises and equipment.  A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to pre-tax income is provided in Note 12 of the Notes to Consolidated Financial Statements, contained in Item 15 of this Annual Report on Form 10-K.

Financial Condition

Investments

At December 31, 2005, the carrying value of investment securities was $87.4 million, a decrease of $16.6 million, or 16%, from $104.0 million at December 31, 2004 due to pay downs in the Company’s existing portfolio.  During this period, quality loan demand increased so the run-off from the investment portfolio was invested in the Company’s loan portfolio rather than its investment portfolio.

At December 31, 2004, the carrying value of investment securities was $104.0 million, an increase of $27.1 million, or 35%, over $76.9 million at December 31, 2003 due to a concerted effort to improve yields by investing excess cash in available-for-sale securities.

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

At the date of purchase, Vail Banks classifies debt and equity securities into one of three categories: held-to-maturity, trading, or available-for-sale. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the statements with unrealized gains and losses included in earnings.  Since its inception, Vail Banks has not had any trading account activities. Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as other comprehensive income or loss as a separate component of shareholders’ equity until realized. Since the initial classification of its investment securities, Vail Banks has not transferred any investment securities between categories, nor has it sold any investment securities classified as held-to-maturity.

Gross unrealized losses on investment securities were $2.0 million at December 31, 2005.  Three agency preferred stocks accounted for $384,000 of these losses.   The agency preferred stocks are made up of one floating rate FNMA and two fixed rate FHLMC preferred stocks.  The two FHLMC securities make up 99 percent of the $384,000 unrealized loss on preferred stock at December 31, 2005.  The Company believes that the price decline in these securities is directly tied to market interest rates and the perception of the existence of some credit risk in FHLMC.  Management performed a quarterly analysis of these securities and considered a number of factors, including but not limited to:

•                  The financial condition of the FHLMC;

•                  The dividends received on these securities, which have remained strong, approximately 5% per year, and have not been reduced;

•                  The percentage of the unrealized loss in relation to the fair market value of the securities, which represented 9% of the fair market value at December 31, 2005 and has been reduced to 5%, or $195,000, at February 28, 2006; and

•                  The Company’s intent and ability to hold these securities for a period of time sufficient to allow for recovery in the fair market value.

Based on the evaluation of these and other factors, Management concluded that these securities are temporarily impaired.  The Company’s assessment weighed most heavily on its ability and intent to hold the securities for a period of time necessary for the fair market value to recover.  In addition, the recovery of a portion of the fair market value during 2006 was considered favorable.

The following tables set forth information regarding the investment composition of Vail Banks as of the dates indicated.

Investment Securities Available-for-Sale at December 31,

	2005		2004		2003
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Government agencies (1)	$22,039	$21,635	$24,308	$23,962	$20,869	$20,813
State and municipal	21,225	21,545	19,663	19,938	20,282	20,277
Mortgage-backed securities	40,647	39,469	56,294	55,747	31,080	31,075
Agency preferred stock	4,500	4,116	4,496	4,132	4,514	4,389
Other	500	500	—	—	—	—
Total securities available-for-sale	$88,911	$87,265	$104,761	$103,779	$76,745	76,554

(1)          Includes mortgage-backed government agencies.

Investment Securities Held-to-Maturity at December 31,

	2005		2004		2003
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Mortgage-backed securities	$175	184	$246	$262	$370	$397
Total securities held-to-maturity	$175	184	$246	$262	$370	$397

The following tables set forth the estimated carrying value and approximate weighted average yield of the debt securities in the investment portfolio by type and contractual maturity at December 31, 2005.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed securities also provide cash flow from principal and interest payments over time that is not reflected in the table below.

Maturities of Available-for-Sale Securities at December 31, 2005

(dollars in thousands)	Within 1 Year		1 - 5 Years		5 - 10 Years		Over 10 Years or Non-Maturing		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Government agencies	$8,910	2.48%	$7,324	2.97%	$—	—%	$—	—%	$16,234	2.70%
Mortgage-backed government agencies (2)	—	—	—	—	—	—	5,401	2.70	5,401	2.70
State and municipal (1)	—	—	447	5.22	453	6.59	20,645	7.14	21,545	5.91
Mortgage-backed securities (2)	—	—	—	—	—	—	39,469	3.96	39,469	3.96
Agency preferred stock (1)	—	—	—	—	—	—	4,116	5.04	4,116	5.04
Other	—	—	—	—	—	—	500	3.89	500	3.89
Total and weighted average yield	$8,910	2.48%	$7,771	3.10%	$453	6.59%	$70,131	4.86%	$87,265	4.18%

(1)           Yields on tax-exempt obligations have been computed on a tax-equivalent basis using a marginal tax rate of 37.0%.

(2)           Mortgage-backed securities do not have defined maturity dates, as accelerated principal payments are commonly received.

Maturities of Held-to-Maturity Securities at December 31, 2005

	Over 10 Years or Non-Maturing
(dollars in thousands)	Amount	Yield
Mortgage-backed securities (1)	$175	6.96%
Total and weighted average yield	$175	6.96%

(1)   Mortgage-backed securities do not have defined maturity dates, as accelerated principal payments are commonly received.

Loans

Loan Portfolio Composition

The following table sets forth the composition of Vail Banks’ loan portfolio by type of loan at the dates indicated. Management believes that the balance sheet information as of the dates indicated should be read in conjunction with the average balance information in the previous tables above under the caption Average Balance Sheet and Net Interest Income Analysis. Vail Banks has followed a policy to manage the loan portfolio composition to mitigate risks in specific markets by diversifying the loan portfolio. However, Vail Banks does have a concentration of loans in the real estate-construction category and the commercial, industrial and agricultural category. As a result of seasonal trends in the retail, service and real estate markets, balances of real estate-construction and commercial loans may fluctuate significantly.

Gross Loans Outstanding at December 31,

	2005		2004		2003		2002		2001
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Real estate-construction	$222,857	46%	$181,096	45%	$118,593	38%	$115,532	35%	$150,449	38%
Commercial, industrial and agricultural	168,110	35	151,555	37	130,409	42	143,675	43	154,662	40
Real estate-mortgage	88,679	18	69,164	17	57,602	18	62,188	19	68,898	18
Consumer	7,455	1	5,814	1	5,940	2	9,767	3	17,716	4
Total	$487,101	100%	$407,629	100%	$312,544	100%	$331,162	100%	$391,725	100%

At December 31, 2005, gross loans were $487.1 million, which was an increase of $79.5 million, or 20%, over $407.6 million at December 31, 2004.  This increase was primarily due the strengthening of the economy, a strategy to generate loan volume, recruitment of credit officers, and a focus on customer needs.  Significant growth occurred across the Company’s real estate-construction portfolio, which grew 56% from 2004 to 2005, and the real estate-mortgage portfolio, which grew 28% during 2005.  At December 31, 2004, gross loans were up $95.1 million, or 30%, over 2003.

Commercial, industrial, and agricultural loans principally include loans to service, real estate and retail businesses and to a small degree, agricultural interests. These loans are primarily secured by real estate and operating business assets. Commercial, industrial and agricultural loans are made on the basis of the repayment ability and financial strength of the borrower as well as the collateral securing the loans.

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

Consumer loans to individuals principally include one-to-five year loans for consumer items, such as automobiles, motor homes and other goods. These loans are typically secured, at a minimum, by the items being financed.

Banking officers are assigned various levels of credit extension approval authority based upon their respective levels of experience and expertise. Credit relationships exceeding $1.0 million, and in other circumstances pursuant to the Company’s credit policy, are evaluated and acted upon by the Directors’ Credit Committee and are reported to the Board of Directors (Board) on a monthly basis. Vail Banks’ strategy for approving or disapproving extensions of credit is to follow a conservative credit policy and underwriting practices which include:  (1) extending credit on a sound and collectible basis; (2) investing funds for the benefit of shareholders and the protection of depositors; (3) serving the needs of the community and Vail Banks’ general market area while obtaining a balance between maximum yield and minimum risk; (4) ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the credit extended; (5) developing and maintaining diversification in the loan portfolio as a whole and of the loans within each loan category; and (6) ensuring that each extension of credit is properly documented and, if appropriate, insurance coverage is adequate. Vail Banks’ credit review and compliance associates interact daily with commercial and consumer lenders to identify potential underwriting or technical exception variances. In addition, Vail Banks has placed increased emphasis on early identification of problem loans in an effort to aggressively seek resolution of such situations. Management believes that this strict adherence to conservative credit policy guidelines has contributed to Vail Banks’ reduced level of credit losses.

Loan Maturities

The following table presents loans by maturity in each major category at December 31, 2005. Actual maturities may differ from the contractual repricing maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications.

Gross Loan Maturities at December 31, 2005

(dollars in thousands)	Within 1 Year	1 - 5 Years (a)	Over 5 Years (a)	Total
Real estate-construction	$145,900	$76,933	$24	$222,857
Commercial, industrial and agricultural	31,939	101,342	34,829	168,110
Real estate-mortgage	34,831	30,882	22,966	88,679
Consumer	4,563	2,738	154	7,455
Total	$217,233	$211,895	$57,973	$487,101

(a) Of the loans with maturities over one year, $164.4 million had adjustable interest rates and the remainder had fixed interest rates.

Non-Performing Assets

Non-performing assets consist of nonaccrual loans, restructured loans and foreclosed properties. When, in the opinion of management, a reasonable doubt exists as to the collectibility of interest, regardless of the delinquency status of the loan, the accrual of interest income is discontinued and interest accrued but uncollected during the current year is generally reversed through a charge to current year earnings. While the loan is on nonaccrual status, interest income is recognized only upon receipt and then only if, in the judgment of management, there is no reasonable doubt as to the collectibility of the principal balance.  Loans 90 days or more delinquent generally are changed to nonaccrual status unless the loan is in the process of collection and management determines that full collection of principal and accrued interest is probable. Interest income that would have been recorded for all nonaccrual loans during the twelve months ended December 31, 2005, 2004 and 2003, had they been performing in accordance with their contractual requirements, was $59,000, $34,000 and $357,000, respectively. Actual interest income recorded for these loans was $13,000, $10,000 and $186,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Restructured loans are those for which concessions, including reduction of interest rate below a rate otherwise available to the borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur.

The following table sets forth information concerning the non-performing assets of Vail Banks as of the dates indicated.

Asset Quality at December 31,

(dollars in thousands)	2005	2004	2003	2002	2001
Nonaccrual loans	$41	$235	$1,747	$3,734	$1,977
Restructured loans	—	—	—	—	65
Total non-performing loans	41	235	1,747	3,734	2,042
Foreclosed properties	572	785	362	241	229
Total non-performing assets	613	1,020	2,109	3,975	2,271
Loans 90 days or more past due and accruing	83	17	164	6	604
Total risk assets	$696	$1,037	$2,273	$3,981	$2,875
Non-performing loans to total loans	0.01%	0.06%	0.56%	1.13%	0.52%

Non-performing assets to total loans plus foreclosed properties	0.13%	0.25%	0.68%	1.20%	0.58%
Non-performing assets to total assets	0.09%	0.16%	0.37%	0.72%	0.41%
Risk assets to total loans plus foreclosed properties	0.14%	0.25%	0.73%	1.20%	0.73%

Since 2002, the Company completed foreclosures and subsequent sales of real estate as well as achieved resolution on several large loans that were previously on non-accrual, resulting in a decrease in non-performing loans and related ratios.  The majority of the non-accrual loans are real estate secured, are recorded at net realizable value, and are subject to foreclosure or other collection proceedings.   Management believes Vail Banks is adequately collateralized to recover the majority of the balance of the one nonaccrual loan at December 31, 2005.  Management generally obtains and maintains appraisals on real estate collateral. Management is not aware of any adverse trends relating to Vail Banks’ loan portfolio, not reflected above.

At December 31, 2005, there were no loans excluded from non-performing loans set forth above where known information about possible credit problems of borrowers caused management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in such loans becoming non-performing.

Analysis of Allowance for Loan Losses

The allowance for loan losses represents management’s recognition of the risks of extending credit and its evaluation of the loan portfolio. The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses based on management’s assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance for loan losses is increased by additional charges to operating income and reduced by loans charged off, net of recoveries.

Analysis of the Allowance for Loan Losses

(dollars in thousands)	2005	2004	2003	2002	2001
Allowance for loan losses at beginning of the year	$3,895	$3,503	$3,747	$4,375	$4,440
Charge-offs
Commercial, industrial and agricultural	—	74	530	1,101	337
Real estate-construction	—	56	104	82	60
Real estate-mortgage	11	379	275	101	142
Consumer	49	161	192	356	457
Total charge-offs	60	670	1,101	1,640	996
Recoveries
Commercial, industrial and agricultural	42	84	170	584	63
Real estate-construction	—	—	2	10	—
Real estate-mortgage	37	192	4	—	—
Consumer	30	82	103	36	68
Total recoveries	109	358	279	630	131
Net (recoveries) charge-offs	(49)	312	822	1,010	865
Provision for loan losses	529	704	578	382	800
Allowance for loan losses at end of the year	$4,473	$3,895	$3,503	$3,747	$4,375
Net (recoveries) charge-offs to average loans outstanding	(0.01)%	0.09%	0.25%	0.28%	0.21%
Provision for loan losses to average loans outstanding during the period	0.12%	0.20%	0.17%	0.11%	0.19%
Allowance for loan losses to total loans at year-end	0.92%	0.96%	1.12%	1.13%	1.12%

The Company has established a formal process for determining an adequate allowance for loan losses. WestStar lending associates are responsible for ongoing reviews of the quality of the loan portfolio.  During 2003, the Company established an internal loan review function that issues quarterly reports to the Audit Committee.  State and federal regulatory agencies, as an integral part of their examination process, also review WestStar’s loans and allowance for loan losses.  A list containing problem loans is updated and reviewed by management and the Board monthly.   Based upon historical levels of the allowance for loan losses, management uses an internal guidance generally to maintain the allowance for loan losses between 0.75% and 1.50% of average gross loans.  The recorded allowance for loan losses is the aggregate of the SFAS 114 Component and SFAS 5 Component, as further discussed in Note 2 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

In order to comply with certain regulatory requirements, management has prepared the following allocation of Vail Banks’ allowance for loan losses among various categories of the loan portfolio for each of the years in the five-year period ended December 31, 2005.  In management’s opinion, such allocation has, at best, a limited utility.  It is based on management’s assessment as of a given point in time of the risk characteristics for each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component part change.  Such allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends.  By presenting such allocation, management does not mean to imply that the allocation is exact or that the allowance for loan losses has been precisely determined from such allocation.  Additionally, during 2001, the Company changed its methodology for computing the allowance for loan losses.  A significant portion of the SFAS 5 Component has not been allocated to each of the four categories specified in the table below, but rather represents loans in all four categories.  It is represented by the term “Unallocated” in the table below. The percentages in the table below indicate the percentage of the allowance for loan losses as compared to the gross loans in each category.

Allocation of the Allowance for Loan Losses

(dollars in thousands)	2005		2004		2003		2002		2001

Real estate-construction	$1,676	1%	$1,227	1%	$669	1%	$613	1%	$409	—%

Consumer	293	4%	285	5%	359	6%	285	3%	544	3%

Commercial, industrial and agricultural	163	—%	493	—%	638	—%	720	1%	1,293	1%

Real estate-mortgage	65	—%	80	—%	142	—%	297	—%	—	—

Unallocated	2,276	—%	1,810	—%	1,695	1%	1,832	1%	2,129	1%
	$4,473		$3,895		$3,503		$3,747		$4,375

Deposits

Vail Banks’ primary source of funds has historically been in-market customer deposits.  Deposit products are concentrated in business and personal checking and money market accounts, including interest bearing and non-interest bearing accounts.  Generally, deposits are short-term in nature with approximately 88% of deposits having a committed term less than three months and approximately 96% having a committed term of less than one year. Vail Banks’ resort locations experience a seasonality of deposits; however, deposits in non-resort-oriented markets help to mitigate such seasonality.

Total deposits were $552.5 million at December 31, 2005 a $52.1 million, or 10%, increase from the balance at December 31, 2004.  This increase was primarily related to an emphasis on core deposit funding in anticipation of increased loan volumes due to a positive turnaround in the economy.  Additionally, the selective pricing of deposit products as well as the increased customer base associated with the continued establishment of newer offices contributed to the increase in core  deposits.  This was offset by a decrease in public funds deposits of $12.9 million, or 19%, from December 31, 2004, primarily due to the attrition of certificates of deposits held by public entities.  Non-interest-bearing demand deposits comprised 24% of total deposits at both December 31, 2005 and 2004.   Interest-bearing demand deposits increased from 45% of total deposits at December 31, 2004 to 54% of total deposits at December 31, 2005 due primarily to the average rate increase during that same period.  The average rate on interest-bearing demand deposits increased 129% from 0.73% during 2004 to 1.67% during 2005.

The following table sets forth the composition of Vail Banks’ deposits by type at December 31, 2005, 2004 and 2003.

Deposit Composition at December 31,

	2005		2004		2003
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Non-interest-bearing demand	$133,250	24%	$120,127	24%	$101,305	23%

Interest-bearing demand	298,387	54	224,667	45	192,160	43

Savings	30,860	6	31,261	6	29,873	6

Certificates of deposit	90,011	16	124,389	25	125,177	28
Total	$552,508	100%	$500,444	100%	$448,515	100%

The following table presents average deposits by type during 2005, 2004 and 2003 and the related average interest rate paid by deposit type for each of those years.

Average Deposits

	2005		2004		2003
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest-bearing demand	$123,924	—%	$103,008	—%	$94,512	—%

Interest-bearing demand	265,450	1.67	222,000	0.73	195,611	0.67

Savings	31,615	0.36	31,484	0.29	30,012	0.27

Certificates of deposit	109,780	2.46	121,998	2.08	136,675	2.38
Total	$530,769	1.37%	$478,490	0.89%	$456,810	1.02%

The following table sets forth the amount and maturity of certificates of deposit that had balances equal to or greater than $100,000 at December 31, 2005, 2004 and 2003.

Maturities of Certificates of Deposit Equal to or Greater than $100,000 at December 31,

(dollars in thousands)	2005	2004	2003
3 months or less	$12,776	$18,605	$11,721

3 - 6 months	10,838	19,307	23,618

6 - 12 months	11,967	25,799	14,755

Over 12 months	11,914	9,137	19,105
Total	$47,495	$72,848	$69,199

Related Party Transactions

In the ordinary course of business, the Company has loans receivable from directors, executive officers and principal shareholders (holders of more than five percent of the outstanding common shares) of the Company and their affiliates as follows:

(dollars in thousands)
Balance at January 1, 2005	$10,682
New loans	4,623
Payments	(2,062)
Balance at December 31, 2005	$13,243

Deposits from related parties held by WestStar at December 31, 2005 and 2004 amounted to $6.5 million and $5.6 million, respectively.  Such loans and deposits are on the same terms and conditions as those prevailing at the time for comparable transactions with non-related parties.

Liquidity and Interest Rate Sensitivity

Liquidity is a measure of the Company’s ability to meet its commitments and obligations with available funds. These commitments may include paying dividends to shareholders, funding new loans for borrowers, funding withdrawals by depositors, paying general and administrative expenses, and funding capital expenditures. Historically, the Company’s primary source of funds has been customer deposits.  Scheduled loan repayments and payments received on investment securities are also a relatively stable source of funds.  Deposit inflows and unscheduled loan repayments, which are influenced by fluctuations in the general level of interest rates, returns available on other investments, competition, economic conditions and other factors, are relatively unstable.  Other sources of liquidity include sale or maturity of investment securities and the ability to borrow funds.  Company borrowing may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels).  Company borrowing may also be used on a longer-term basis to support expanded lending and investing activities and to match the maturity or repricing intervals of assets.

Cash Flows

Net Cash from Operating Activities

During the year ended December 31, 2005, net cash of $14.6 million was provided by operating activities consisting primarily of net income of $4.5 million, increased by non-cash items of $2.6 million and net changes in operating assets and liabilities of $7.5 million.  Non-cash expenses consisted primarily of $2.1 million of depreciation and amortization expense on premises and equipment, $593,000 of compensation expense on stock-based employee compensation, $562,000 of net amortization of premiums on investment securities, a $529,000 loan loss provision, offset by $1.2 million of deferred loan fee amortization.  The net decrease in operating assets and liabilities was primarily due to the $7.1 million decrease in loans held for sale and a $1.0 million increase in interest payable and other liabilities, offset by a net increase in interest receivable.

During the year ended December 31, 2004, net cash of $661,000 was provided by operating activities consisting primarily of net income of $3.0 million, increased by non-cash items of $2.1 million and reduced by net changes in operating assets and liabilities of $4.4 million. Non-cash expenses consisted primarily of $1.9 million of depreciation and amortization expense on premises and equipment, $40,000 of intangible asset amortization, $912,000 of net amortization of premiums on investment securities, a $704,000 loan loss provision, $686,000 million of deferred income tax expense, and $356,000 of stock-based compensation expense, offset by a $1.8 million gain on sale, disposal or write-off of premises and equipment, a $130,000 gain on sales of foreclosed properties, and $907,000 of deferred loan fee amortization.  The net increase in operating assets and liabilities was primarily due to a $4.6 million increase in loans held for sale and a $398,000 increase in interest payable and liabilities.

During the year ended December 31, 2003, net cash of $12.0 million was provided by operating activities consisting primarily of net income of $864,000, increased by non-cash items of $4.9 million and net changes in operating assets and liabilities of $6.3 million.  Non-cash expenses consisted primarily of $2.4 million of depreciation and amortization expense on premises and equipment, a $1.6 million net loss on premises and equipment, $543,000 of intangible asset impairment,

$689,000 of net amortization of premium on investment securities, a $578,000 loan loss provision, and $660,000 of stock-based compensation expense, offset by a $467,000 gain on sales of foreclosed properties, $465,000 of deferred income tax benefit, and $334,000 of deferred loan fee amortization.  The net decrease in operating assets and liabilities was primarily due to a $7.4 million decrease in loans held for sale offset by a $955,000 increase in other assets.  This decrease in loans held for sale during the last quarter of 2003 was primarily attributable to slowing mortgage refinancing activity.

Net Cash from Investing Activities

During 2005, net cash of $64.9 million was used by investing activities.  These outflows consisted primarily of a $78.6 million increase in net loans, $32.1 million of purchases of investment securities and $2.2 million for purchases of premises and equipment primarily for the remodel of several retail offices and to upgrade equipment.  These outflows were partially offset by the maturity, call and/or prepayment of investment securities of $47.4 million.

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

Net Cash from Financing Activities

During 2005, net cash of $46.0 million was provided by financing activities consisting primarily of an increase in deposits of $52.1 million, an increase in securities sold under agreements to repurchase of $11.6 million and $718,000 of proceeds from the exercise of stock options.  These inflows were partially offset by the net pay down of FHLB advances of $16.7 million and the payment of cash dividends on common shares of $1.6 million.

During 2004, net cash of $54.1 million was provided by financing activities consisting primarily of an increase in deposits of $51.9 million, the receipt of $3.0 million of net proceeds from short and long-term FHLB advances, and $716,000 of proceeds from the exercise of stock options.  These inflows were partially offset by the payment of cash dividends on common shares of $1.5 million.

During 2003, net cash of $20.4 million was provided by financing activities consisting primarily of an increase in deposits of $19.8 million and the receipt of $9.5 million of net proceeds from short and long-term FHLB advances.  These inflows were partially offset by the repurchase of $8.4 million of outstanding common shares of the Company, and the payment of cash dividends on common shares of $1.4 million.

Capital Expenditures

Capital expenditures for 2006 are estimated to be between $3.0 million and $4.0 million associated primarily with the construction of a new facility in Fruita, remodeling of new leased facilities in Southwest Denver and the Mountain Village in Telluride, expansion or remodeling of existing facilities, and routine replacement and upgrades of furniture and equipment.  The Company will fund these expenditures from various sources, including operating cash flows, retained earnings and borrowings.

Borrowings

The following table presents an analysis of the Company’s borrowing activities for the years indicated.

(dollars in thousands)	FHLB Advances	Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	Total
2005
Balance at December 31,	$25,759	$12,470	$38,229
Average amount outstanding during the year	29,059	13,125	42,184
Maximum amount outstanding at any month-end	42,328	22,181	64,509
Weighted average interest rate:
End of year	4.17%	3.03%	4.02%
During year	3.99%	2.88%	3.64%

2004
Balance at December 31,	$42,444	$894	$43,338
Average amount outstanding during the year	35,950	1,522	37,472
Maximum amount outstanding at any month-end	42,444	1,288	43,732
Weighted average interest rate:
End of year	3.95%	1.60%	3.37%
During year	3.99%	1.58%	3.90%

2003
Balance at December 31,	$39,461	$907	$40,368
Average amount outstanding during the year	41,883	167	42,050
Maximum amount outstanding at any month-end	45,951	907	46,858
Weighted average interest rate:
End of year	3.95%	0.38%	3.87%
During year	3.83%	0.42%	3.82%

WestStar is a member of the FHLB of Topeka and, as a regular part of its business, obtains advances from the FHLB.  Advances are collateralized by certain mortgage loans or deeds of trust as well as FHLB stock owned by WestStar.  As of December 31, 2005, the authorized borrowing line totaled $175.2 million.  Of this amount, $5.0 million was an irrevocable stand-by letter of credit pledged as collateral for uninsured public fund deposits, $3.6 million was outstanding as short-term advances and $22.2 million was outstanding as long-term advances.   The long-term advances mature from 2006 through 2020.  Early repayment of advances would result in a prepayment penalty.

WestStar has established an unsecured, overnight federal funds line with Bankers’ Bank of the West that expires on August 31, 2006.  As of December 31, 2005, the authorized borrowing line totaled $40.1 million, with no amounts outstanding.

WestStar has also established an unsecured, overnight federal funds line with First Tennessee Bank, N.A. that expires on September 30, 2006.  As of December 31, 2005, the authorized borrowing line totaled $20.0 million, with no amounts outstanding.  This line is subject to cancellation by First Tennessee at any time upon the occurrence of certain conditions.

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

On January 1, 2004, the Company adopted FIN 46R.  As a result of adoption, the Company no longer includes Trust I and II in its consolidated financial condition and results of operations. As permitted by FIN 46R, prior period information has not been restated.  Accordingly, the 2003 financial statements include the $24.0 million of trust preferred securities and $2.4 million of related interest expense.  For 2005 and 2004, the consolidated financial statements include the Company’s $743,000 investment in the trusts, the $24.7 million of subordinated debentures issued by the Company to the trusts, and the $2.5 million of related interest expense.

Stock Repurchase Plan

At its meeting on January 16, 2006, the Board reauthorized the Company’s stock repurchase program that was originally approved in February 2001. The total amount of repurchases under the program, both previously completed and allowable up to January 2007, aggregate approximately $29.0 million.  Since inception of the program through December 31, 2005, the Company has repurchased 1,535,380 shares at an average price of $12.10 per share, or approximately $19.0 million.

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

The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit and letters of credit is represented by the contractual amount of these instruments.  The Company uses the same credit underwriting procedures for approving commitments and letters of credit as for on-balance-sheet instruments.  The Company evaluates each customer’s creditworthiness on a case-by-case basis and the amount of collateral, if deemed necessary, is based on the credit evaluation.  Collateral held varies, but may include unimproved and improved real estate, certificates of deposit, personal property or other acceptable collateral.  All of these instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The total amounts of these instruments do not necessarily represent future cash requirements because a significant portion of these instruments often expire without being used.

The amounts outstanding under these financial instruments are described below as “Other Commercial Commitments.”  We are not involved in off-balance sheet contractual relationships, other than those disclosed in this Annual Report on Form 10-K, that could result in liquidity needs or other commitments or that could significantly impact earnings.

Contractual Obligations and Commercial Commitments

The following tables present the Company’s contractual obligations and commercial commitments as of December 31, 2005:

	Payments Due by Period
(dollars in thousands) Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
FHLB borrowings	$25,759	$3,586	$4,691	$8,232	$9,250
Subordinated notes to Trust I and Trust II	24,743	—	—	—	24,743
Operating leases	3,585	977	1,617	932	59
Total Contractual Cash Obligations	$54,087	$4,563	$6,308	$9,164	$34,052

	Amount of Commitment Expiration per Period
(dollars in thousands)	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
Other Commercial Commitments (1)
Commitments to extend credit	$124,111	$69,021	$36,967	$6,422	$11,701
Customer letters of credit	20,363	17,162	3,201	—	—
Total Commercial Commitments	$144,474	$86,183	$40,168	$6,422	$11,701

(1)  Many of the commitments are expected to expire without being drawn upon.  Thus, the indicated commitments do not necessarily represent future cash requirements.

As of December 31, 2005, the Company had cash and cash equivalents (including federal funds sold) of $31.4 million and investment securities of $87.4 million.  Almost 100% of the Company’s investment portfolio is classified as available-for-sale and can be readily sold to meet liquidity needs, however $55.5 million of this amount has been pledged to secure public fund deposits and $12.5 million has been sold under agreements to repurchase.  Accordingly, those pledged amounts may not be available to meet general liquidity needs.  Based on current plans and business conditions, the Company expects that its cash, cash equivalents, investment securities and available borrowing capacity under its credit facilities, together with any amounts generated from operations, will be sufficient to meet the Company’s liquidity requirements for the next 12 months. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

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

The following table sets forth the interest rate sensitivity of Vail Banks’ assets and liabilities at December 31, 2005, and sets forth the repricing dates of Vail Banks’ interest-earning assets and interest-bearing liabilities as of that date, as well as Vail Banks’ interest rate sensitivity gap percentages for the periods presented. This table indicates Vail Banks will be in a liability sensitive or negative gap position for the twelve-month period ending December 31, 2006. During that period, $403.6 million of interest earning assets will reprice compared to $415.4 million of interest bearing liabilities. This liability sensitive position would generally indicate that Vail Banks’ net interest income would increase should interest rates fall and decrease should interest rates rise. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity.  In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of the repricing for both the asset and the liability remains the same. The table is based on assumptions as to when assets and liabilities will reprice in a changing interest rate environment, and since such assumptions can be no more than estimates, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes than those estimated.  Non-maturing deposits, such as interest-bearing checking, money market and savings, are included in the 1-90 day category as there is no contractual maturity on these deposits.  The renewal or repricing of certain assets and liabilities can be discretionary and subject to competitive and other pressures. Therefore, the following table does not necessarily indicate the actual future impact of interest rate movements on Vail Banks’ net interest income.  See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” for additional information on interest rate risk faced by the Company.

Static Interest Rate Sensitivity at December 31, 2005

	Maturing or Repricing
				Non-Sensitive
	1 – 90	91 Days	1 Year	and Over
(dollars in thousands)	Days	to 1 Year	to 5 Years	5 Years	Total
Assets
Federal funds sold and interest earning deposits	$10,630	$—	$—	$—	$10,630
Investment securities	5,453	12,208	46,162	23,617	87,440
Investment in Trust I and Trust II	—	—	—	743	743
Loans	350,390	24,902	87,679	23,013	485,984
Investment in bank stocks, at cost	—	—	—	4,558	4,558
Non-earning assets	—	—	—	96,964	96,964
Total assets	366,473	37,110	133,841	148,895	686,319
Liabilities and shareholders’ equity
Interest-bearing deposits
Interest bearing checking	97,058	—	—	—	97,058
Money market and other savings	232,189	—	—	—	232,189
Certificates of deposit	24,449	45,611	19,635	316	90,011
Total interest bearing deposits	353,696	45,611	19,635	316	419,258
Securities sold under agreements to repurchase	12,470	—	—	—	12,470
Borrowings	1,792	1,794	12,923	9,250	25,759
Subordinated notes to Trust I and Trust II	—	—	—	24,743	24,743
Non-interest bearing liabilities	—	—	—	137,856	137,856
Minority interest	—	—	—	2,500	2,500
Shareholders’ equity	—	—	—	63,733	63,733
Total liabilities and shareholders’ equity	367,958	47,405	32,558	238,398	686,319
Interest sensitivity gap	$(1,485)	$(10,295)	$101,283	$(89,503)
Cumulative interest sensitivity gap	$(1,485)	$(11,780)	$89,503
Cumulative gap as a percentage of total assets	(0.22)%	(1.72)%	13.04%

Capital Resources

Shareholders’ equity at December 31, 2005 increased $3.8 million, or 6%, to $63.7 million from $59.9 million at December 31, 2004.  During 2004, shareholders’ equity increased $2.0 million, or 3%, to $59.9 million from $57.9 million at December 31, 2003.  The increase in 2005 was primarily due to the retention of earnings of $4.5 million and $718,000 of proceeds from the issuance of common shares, partially offset by the payment of cash dividends on common shares of $1.6 million.  The increase in 2004 was primarily due to the retention of earnings of $3.0 million and $716,000 of proceeds from the issuance of common shares, partially offset by the payment of cash dividends on common shares of $1.5 million.

Impact of New Financial Accounting Standards

See discussion in Note 2 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative Disclosures About Market Risk

The tables below provide information about the Company’s financial instruments as of December 31, 2005 and 2004 that are sensitive to changes in interest rates.

Principal Amount Maturing in:
(dollars in thousands)	2006	2007	2008	2009	2010	Thereafter or Non-Maturing	Total	Fair Value December 31, 2005
INTEREST RATE SENSITIVE ASSETS
Federal funds sold and interest earning deposits	$10,630	$—	$—	$—	$—	$—	$10,630	$10,630
Weighted average interest rate	3.26%	—	—	—	—	—	3.26%
Adjustable-rate securities (b)	12,268	7,541	5,499	3,824	2,656	9,452	41,240	40,483
Weighted average interest rate (a)	3.79%	4.49%	4.50%	4.46%	4.47%	4.64%	4.31%
Fixed-rate securities (b)	9,911	8,916	4,105	240	1,104	23,569	47,845	46,966
Weighted average interest rate (a)	2.58%	3.00%	4.20%	3.12%	5.98%	6.09%	4.61%
Investments in Trust I and Trust II	—	—	—	—	—	743	743	743
Weighted average interest rate	—	—	—	—	—	10.19%	10.19%
Adjustable-rate loans	200,304	66,837	27,281	23,275	18,247	28,787	364,731	353,278
Weighted average interest rate	8.49%	8.02%	8.21%	7.98%	7.69%	7.51%	8.23%
Fixed-rate loans	15,813	11,383	12,537	10,205	42,130	29,185	121,253	119,556
Weighted average interest rate	5.69%	7.17%	6.99%	6.41%	7.03%	6.52%	6.69%
Investments in bank stocks	—	—	—	—	—	4,558	4,558	4,558
Weighted average interest rate	—	—	—	—	—	5.05%	5.05%
Total interest rate sensitive assets	$248,926	$94,677	$49,422	$37,544	$64,137	$96,294	$591,000	$576,214
Weighted average interest rate	7.62%	7.16%	7.15%	7.16%	7.09%	6.48%	7.24%

INTEREST RATE SENSITIVE LIABILITIES
Interest-bearing checking, savings and money market accounts	$—	$—	$—	$—	$—	$329,247	$329,247	$329,247
Weighted average interest rate	—	—	—	—	—	1.53%	1.53%
Fixed-rate time deposits	70,050	9,560	8,509	804	772	316	90,011	91,420
Weighted average interest rate	2.74%	3.02%	3.52%	3.36%	3.86%	3.43%	2.86%
Securities sold under agreements to repurchase	12,470	—	—	—	—	—	12,470	12,470
Weighted average interest rate	2.88%	—	—	—	—	—	2.88%
Fixed-rate borrowings	3,586	2,453	2,238	1,794	6,438	9,250	25,759	25,873
Weighted average interest rate	3.60%	3.92%	4.24%	4.35%	4.32%	4.62%	4.17%
Subordinated notes to Trust I and Trust II	—	—	—	—	—	24,743	24,743	27,840
Weighted average interest rate						10.19%	10.19%
Total interest rate sensitive liabilities	$86,106	$12,013	$10,747	$2,598	$7,210	$363,556	$482,230	$486,850
Weighted average interest rate	2.80%	3.20%	3.67%	4.04%	4.27%	2.20%	2.40%

(a)  These interest rates are not adjusted to reflect tax-equivalent yields.

(b) The receipt of principal payments on mortgage-backed securities do not adhere to a pre-established amortization schedule due to the inability to anticipate pre-payments.  As such, the Company estimated the timing of future principal payments using the average of the last three-months’ principal payments received.

Principal Amount Maturing in:
(dollars in thousands)	2005	2006	2007	2008	2009	Thereafter or Non-Maturing	Total	Fair Value December 31, 2004
INTEREST RATE SENSITIVE ASSETS
Federal funds sold and interest earning deposits	$17,295	—	—	—	—	—	$17,295	$17,295
Weighted average interest rate	2.16%	—	—	—	—	—	2.16%
Adjustable-rate securities (b)	2,035	1,314	1,363	1,101	1,146	51,515	58,474	57,930
Weighted average interest rate (a)	2.41%	3.87%	3.87%	3.94%	3.95%	3.91%	3.85%
Fixed-rate securities (b)	400	9,775	8,741	4,234	233	23,150	46,533	46,111
Weighted average interest rate (a)	3.64%	2.60%	2.96%	4.24%	3.28%	6.18%	4.61%
Investments in Trust I and Trust II	—	—	—	—	—	743	743	743
Weighted average interest rate	—	—	—	—	—	10.19%	10.19%
Loans held for sale	7,110	—	—	—	—	—	7,110	7,110
Weighted average interest rate	4.75%	—	—	—	—	—	4.75%
Adjustable-rate loans	136,519	77,914	42,228	17,461	42,073	27,241	343,436	346,567
Weighted average interest rate	6.74%	6.67%	6.35%	6.38%	6.31%	6.31%	6.57%
Fixed-rate loans	14,817	2,274	5,472	2,137	7,969	31,524	64,193	64,778
Weighted average interest rate	4.76%	8.25%	6.85%	6.26%	5.89%	6.53%	6.12%
Investments in bank stocks	—	—	—	—	—	4,457	4,457	4,457
Weighted average interest rate	—	—	—	—	—	4.83%	4.83%
Total interest rate sensitive assets	$178,176	$91,277	$57,804	$24,933	$51,421	$138,630	$542,241	$544,991
Weighted average interest rate	5.99%	6.23%	5.83%	5.90%	6.18%	5.42%	5.88%

INTEREST RATE SENSITIVE LIABILITIES
Interest-bearing checking, savings and money market accounts	$—	$—	$—	$—	$—	$255,928	$255,928	$255,928
Weighted average interest rate	—	—	—	—	—	0.79%	0.79%
Fixed-rate time deposits	104,621	12,738	3,533	2,523	758	216	124,389	124,606
Weighted average interest rate	2.03%	2.55%	3.05%	3.19%	3.39%	2.41%	2.15%
Securities sold under agreements to repurchase	894	—	—	—	—	—	894	894
Weighted average interest rate	1.60%	—	—	—	—	—	1.60%
Fixed-rate borrowings	15,719	7,885	2,596	2,133	1,682	12,429	42,444	42,556
Weighted average interest rate	3.15%	4.20%	3.83%	3.92%	4.12%	4.45%	3.95%
Subordinated notes to Trust I and Trust II	—	—	—	—	—	24,743	24,743	27,840
Weighted average interest rate	—	—	—	—	—	10.19%	10.19%
Total interest rate sensitive liabilities	$121,234	$20,623	$6,129	$4,656	$2,440	$293,316	$448,398	$451,824
Weighted average interest rate	2.17%	3.18%	3.38%	3.52%	3.89%	1.74%	1.99%

(a)  These interest rates are not adjusted to reflect tax equivalent yields.

(b)  The receipt of principal payments on mortgage-backed securities do not adhere to a pre-established amortization schedule due to the inability to anticipate pre-payments.  As such, the Company estimated the timing of future principal payments using the average of the last three-months’ principal payments received.

Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the Company is exposed is interest rate risk arising from the instruments and transactions into which the Company enters.  These include loans, securities available-for-sale, deposit liabilities, and borrowings.  Interest rate risk occurs when interest-sensitive assets and liabilities reprice at different times as market interest rates change. Interest-sensitive assets and liabilities are those that are subject to repricing in the near term, including both variable rate instruments and those fixed rate instruments that are approaching maturity.  For example, if fixed-rate assets are funded with floating-rate debt, the spread between asset and liability rates will decline or turn negative if rates increase. Additionally, interest rate risk results from changing spreads between asset and liability rates.

Interest rate risk is managed by the Company’s Asset/Liability Committee.  The principal objective of asset/liability management is to manage the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. To effectively measure and manage interest rate risk, the Company uses computer simulations that determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, investment securities, loans, deposits, and borrowings. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these computer simulations, interest rate risk is quantified and appropriate strategies are developed and implemented.  As of December 31, 2005, the Company has never used interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposures.

Management continually monitors the Company’s exposure to fluctuations in market rates.  One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model.  Such estimates are based upon a number of assumptions for each scenario, including the level of loan growth and deposit and loan repricing characteristics.  The simulation model measures the potential change in net interest income for future periods under various interest rate scenarios.  Based on these simulation models, if interest rates increased 200 basis points over the twelve month period ended December 31, 2006 and then remained constant for 2007, net interest income would increase an estimated $2.0 million for the year ended December 31, 2006 and an estimated $5.1 million for the year ended December 31, 2007.  On the contrary, if interest rates decreased 100 basis points over the twelve month period ended December 31, 2006 and then remained constant for 2007, net interest income would decrease an estimated $1.0 million for the year-end December 31, 2006 and $2.6 million for the year ended December 31, 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this item is included in Part III, Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Company management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the Company’s disclosure controls and procedures (as defined in rules promulgated under the Securities and Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2005.  Based on, and as of the date of, that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act, as amended, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that have materially affected, or could significantly affect, these controls subsequent to the date of their evaluation.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information contained under the headings “Information About Nominees and Continuing Directors” and “Board Operations and Other Corporate Governance Matters” in the definitive proxy statement to be used in connection with the solicitation of proxies for Vail Banks’ annual meeting of shareholders to be held on May 15, 2006, to be filed with the SEC, is incorporated herein by reference.  Information regarding executive officers is included in “Executive Officers of Vail Banks” in Item 1 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information contained under the heading “Executive Compensation” in the definitive proxy statement to be used in connection with the solicitation of proxies for Vail Banks’ annual meeting of shareholders to be held on May 15, 2006, to be filed with the SEC, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained under the heading “Beneficial Ownership of Securities” and “Equity Compensation Plan Information” in the definitive proxy statement to be used in connection with the solicitation of proxies for Vail Banks’ annual meeting of shareholders to be held on May 15, 2006, to be filed with the SEC, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained under the heading “Certain Relationships and Related Transactions” in the definitive proxy statement to be used in connection with the solicitation of proxies for Vail Banks’ annual meeting of shareholders to be held on May 15, 2006, to be filed with the SEC, is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information contained under the heading “Information Concerning Vail Banks’ Independent Public Accountants” in the definitive proxy statement to be used in connection with the solicitation of proxies for Vail Banks’ annual meeting of shareholders to be held on May 15, 2006, to be filed with the SEC, is incorporated herein by reference.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)               Financial Statements.

The following consolidated financial statements and notes thereto of Vail Banks begin on page F-1 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
Report of Independent Certified Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2005 and 2004
Consolidated Statement of Income for the years ended December 31, 2005, 2004, and 2003
Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2005, 2004, and 2003
Consolidated Statement of Cash Flows for the years ended December 31, 2005, 2004, and 2003
Notes to Consolidated Financial Statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004, and 2003.

Exhibits

The following exhibits are required to be filed with this Annual Report on Form 10-K by Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 on the Registrant’s Form SB-2, as amended, Commission File No. 333-60347)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 on the Registrant’s Form SB-2, as amended, Commission File No. 333-60347)
4.1

Instruments defining the rights of holders of long-term debt related to Trust I and Trust II of the Registrant have not been filed because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Registrant and its consolidated subsidiaries pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).  The Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

10.1	Stock Incentive Plan, as amended (incorporated by reference from Exhibit 10.3 on the Registrant’s Form SB-2, as amended, Commission File No. 333-60347)*
10.2

Amendment No. 2 to the Vail Banks, Inc. Amended and Restated Stock Incentive Plan dated April 19, 2004 (incorporated by reference from Exhibit 4.4 on the Registrant’s Registration Statement on Form S-8, Commissions File No. 333-122170)*

10.3

Change in Control Severance Payment Agreement by and between Vail Banks and E.B. Chester, dated November 19, 1999 (incorporated by reference from Exhibit 10.3 on the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)*

10.4

Change in Control Severance Payment Agreement by and between Vail Banks and Lisa M. Dillon, dated November 19, 1999 (incorporated by reference from Exhibit 10.4 on the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)*

10.5	Form of Restricted Stock Award Agreement (incorporated by reference from Exhibit 10.6 on the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)*
10.6

Change in Control Severance Payment Agreement by and between Vail Banks and Dan E. Godec, dated August 18, 2003 (incorporated by reference from Exhibit 10.1 on the Registrant’s Quarterly Report on Form 10-Q filed as of November 7, 2003)*

10.7

Change in Control Severance Payment Agreement by and between Vail Banks and Gary S. Judd, dated August 18, 2003 (incorporated by reference from Exhibit 10.2 on the Registrant’s Quarterly Report on Form 10-Q filed as of November 7, 2003)*

10.8

Agreement for the sale of the Vail Bank Building, dated May 13, 2003, as amended (incorporated by reference from Exhibit 10.8 on the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

10.9

Change in Control Severance Payment Agreement by and between Vail Banks and Raymond E. Verlinde, dated August 18, 2004 (incorporated by reference from Exhibit 10.9 on the Registrant’s Quarterly Report on Form 10-Q filed as of November 15, 2004)*

10.10

Change in Control Severance Payment Agreement by and between Vail Banks and Paul M. Ferguson, dated July 9, 2001 (incorporated by reference from Exhibit 10.10 on the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)*

10.11

Change in Control Severance Payment Agreement by and between Vail Banks and Brady Burt, dated August 22, 2005 (incorporated by reference from Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on August 25, 2005)*

10.12

Form of Restricted Stock Award Agreement by and between Vail Banks and Gary S. Judd, dated March 21, 2005 (incorporated by reference from Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on March 25, 2005)*

10.13

Form of Restricted Stock Award Agreement by and between Vail Banks and Raymond E. Verlinde, dated March 21, 2005 (incorporated by reference from Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on March 25, 2005)*

10.14

Form of Restricted Stock Award Agreement by and between Vail Banks and Dan E. Godec, dated October 24, 2005 (incorporated by reference from Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on October 26, 2005)*

10.15	Change in Control Severance Payment Agreement by and between Vail Banks and E.B. Chester, dated January 1, 2004*#
(continued)

Exhibit No.	Description of Exhibits (continued)
14.1	Conflict of Interest and Code of Ethics Policy (incorporated by reference from Exhibit 14 on the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)
16.1	Change in Registrant’s Certifying Accountants, dated February 23, 2005 (incorporated by reference from Exhibit 16 on the Registrant’s Current Report on Form 8-K filed on February 23, 2005)
21.1	Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 on the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)
23.1	Consent of Dalby, Wendland & Co., P.C., dated March 30, 2006#
23.2	Consent of Perry-Smith LLP, dated March 29, 2006#
24.1	Power of Attorney (on signature page)#
31.1	Certification by Gary S. Judd, Chief Executive Officer and President of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
31.2	Certification by Brady T. Burt, Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#
32.1	Certification by Gary S. Judd, Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002#
32.2	Certification by Brady T. Burt, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002#

*      Management contract or compensatory plan required to be filed as an exhibit.

#      Filed here with the Registrant’s Annual Report on Form 10K for the fiscal year ended December 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

   and Shareholders

Vail Banks, Inc.

We have audited the accompanying consolidated balance sheet of Vail Banks, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2005 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vail Banks, Inc. and subsidiaries as of December 31, 2005 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Perry-Smith LLP

Sacramento, California
March 20, 2006

Report of Independent Certified Public Accounting Firm

The Board of Directors and Shareholders of

Vail Banks, Inc.:

We have audited the accompanying consolidated balance sheet of Vail Banks, Inc. and subsidiaries (the Company) as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vail Banks, Inc. and subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Footnote 14, the Company adopted Financial Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (FIN 46R), effective January 1, 2004, which changed its method of accounting for its trust preferred securities.

As discussed in Footnote 1, the Company made a prior period adjustment to income tax expense and beginning retained earnings for 2003.

/s/ DALBY, WENDLAND & CO., P.C.

DALBY, WENDLAND & CO., P.C.
Grand Junction, Colorado

February 8, 2005, except for Footnote 1, as to which the date is March 20, 2006

VAIL BANKS, INC.

Consolidated Balance Sheet

December 31, 2005 and 2004

(dollars in thousands, except share data)	2005	2004
ASSETS
Cash and due from banks	$20,728	$18,360
Federal funds sold	10,630	17,295
Cash and cash equivalents	31,358	35,655
Investment securities, available-for-sale	87,265	103,779
Investment securities, held-to-maturity (fair value of $184 and $262 at December 31, 2005 and 2004, respectively)	175	246
Investments in Trust I and Trust II	743	743
Loans held for sale	—	7,110
Loans	485,984	406,353
Allowance for loan losses	(4,473)	(3,895)
Net loans	481,511	402,458
Investments in bank stocks, at cost	4,558	4,457
Premises and equipment, net	38,686	38,721
Interest receivable	2,796	2,172
Goodwill	35,970	35,970
Core deposit intangible	119	159
Other assets	3,138	3,125
	$686,319	$634,595
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$133,250	$120,127
Interest bearing	419,258	380,317
Total deposits	552,508	500,444
Securities sold under agreements to repurchase	12,470	894
Federal Home Loan Bank advances	25,759	42,444
Subordinated notes to Trust I and Trust II	24,743	24,743
Interest payable and other liabilities	4,606	3,605
Total liabilities	620,086	572,130
Minority interest	2,500	2,563
Commitments and contingencies (Notes 6, 11, 13, and 15)
Shareholders’ equity
Preferred stock – $1 par value; 2,250,000 shares authorized, no shares issued and outstanding at December 31, 2005 and 2004, respectively	—	—
Common stock – $1 par value; 20,000,000 shares authorized, 5,606,235 and 5,326,504 shares issued and outstanding at December 31, 2005 and 2004, respectively	5,607	5,327
Additional paid-in capital	35,975	34,944
Retained earnings	23,188	20,249
Accumulated other comprehensive loss, net of tax benefit of $609 and $364 at December 31, 2005 and 2004, respectively	(1,037)	(618)
Total shareholders’ equity	63,733	59,902
	$686,319	$634,595

The accompanying notes are an integral part of these consolidated financial statements.

VAIL BANKS, INC.

Consolidated Statement of Income

Years Ended December 31, 2005, 2004 and 2003

(dollars in thousands, except share and per share data)	2005	2004	2003
			Restated (Note 1)
Interest and dividend income
Loans, including fees	$35,101	$26,585	$26,098
Investment securities	4,097	4,008	3,404
Investment in Trust I and Trust II	76	76	—
Federal funds sold and other short-term investments	1,183	335	690

Total interest and dividend income	40,457	31,004	30,192
Interest expense
Deposits	7,256	4,252	4,644
Securities sold under agreements to repurchase	378	24	1
Borrowings	1,159	1,436	1,602
Trust preferred securities	—	—	2,447
Subordinated notes to Trust I and Trust II	2,523	2,523	—

Total interest expense	11,316	8,235	8,694

Net interest income	29,141	22,769	21,498
Provision for loan losses	529	704	578

Net interest income after provision for loan losses	28,612	22,065	20,920
Non-interest income
Deposit related	2,602	2,783	3,080
Mortgage broker fees	2,026	3,146	4,936
Net gain (loss) on sale or call of investment securities	1	(311)	15
Other	2,209	3,837	2,933

Total non-interest income	6,838	9,455	10,964
Non-interest expense
Salaries and employee benefits	17,268	16,484	17,593
Occupancy	3,490	3,304	3,642
Furniture and equipment	2,618	2,439	2,768
Amortization of core deposit intangible	40	40	74
Impairment of core deposit intangible	—	—	543
Other	5,478	4,786	6,240

Total non-interest expense	28,894	27,053	30,860

Income before income taxes	6,556	4,467	1,024
Provision for income taxes	2,067	1,511	160

Net income	$4,489	$2,956	$864

Earnings per share – basic	$0.87	$0.58	$0.17
Earnings per share – diluted	$0.83	$0.55	$0.15

Weighted average common shares
Basic	5,172,811	5,060,627	5,220,221
Diluted	5,395,914	5,417,562	5,617,720

The accompanying notes are an integral part of these consolidated financial statements.

VAIL BANKS, INC.

Consolidated Statement of Shareholders’ Equity and Comprehensive Income

Years Ended December 31, 2005, 2004 and 2003

					Accumulated
(dollars in thousands, except share and per share data)	Common Stock $1 Par Value		Additional Paid-In	Retained	Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at January 1, 2003, as previously reported	5,734,303	$5,734	$41,123	$19,492	$423	$66,772
Prior period adjustment (Note 1)	—	—	—	(150)	—	(150)
Balance at January 1, 2003 (restated)	5,734,303	5,734	41,123	19,342	423	66,622
Issuance of common stock in conjunction with exercise of stock options	22,274	22	91	—	—	113
Repurchase of common stock	(651,090)	(651)	(7,780)	—	—	(8,431)
Issuance of restricted common stock	177,777	178	(178)	—	—	—
Recognition of stock-based employee compensation	—	—	660	—	—	660
Cash dividends ($0.26 per share)	—	—	—	(1,426)	—	(1,426)
Comprehensive income
Net income	—	—	—	864	—	864
Net change in unrealized losses on investment securities available-for-sale, net of reclassification adjustment and taxes	—	—	—	—	(543)	(543)

Total comprehensive income	—	—	—	864	(543)	321

Balance at December 31, 2003	5,283,264	5,283	33,916	18,780	(120)	57,859

Issuance of common stock in conjunction with exercise of stock options	73,059	73	643	—	—	716
Issuance of restricted common stock	10,000	10	(10)	—	—	—
Forfeiture of restricted common stock	(39,819)	(39)	39	—	—	—
Recognition of stock-based employee compensation	—	—	356	—	—	356
Cash dividends ($0.28 per share)	—	—	—	(1,487)	—	(1,487)
Comprehensive income
Net income	—	—	—	2,956	—	2,956
Net change in unrealized losses on investment securities available-for-sale, net of reclassification adjustment and taxes	—	—	—	—	(498)	(498)

Total comprehensive income	—	—	—	2,956	(498)	2,458

Balance at December 31, 2004	5,326,504	5,327	34,944	20,249	(618)	59,902

Issuance of common stock in conjunction with exercise of stock options	72,731	73	645	—	—	718
Issuance of restricted common stock	207,000	207	(207)	—	—	—
Recognition of stock-based employee compensation	—	—	593	—	—	593
Cash dividends ($0.28 per share)	—	—	—	(1,550)	—	(1,550)
Comprehensive income
Net income				4,489	—	4,489
Net change in unrealized losses on investment securities available-for-sale, net of reclassification adjustment and taxes	—	—	—	—	(419)	(419)

Total comprehensive income	—	—	—	4,489	(419)	4,070

Balance at December 31, 2005	5,606,235	$5,607	$35,975	$23,188	$(1,037)	$63,733

The accompanying notes are an integral part of these consolidated financial statements.

VAIL BANKS, INC.

Consolidated Statement of Cash Flows

Years Ended December 31, 2005, 2004 and 2003

(dollars in thousands)	2005	2004	2003
			Restated (Note 1)
Cash flows from operating activities
Net income	$4,489	$2,956	$864
Adjustments to reconcile net income to net cash provided by operating activities
Net amortization of premiums on investment securities	562	912	689
(Gain) loss on sale or call of investment securities	(1)	311	(15)
Amortization of deferred loan fees	(1,200)	(907)	(334)
Provision for loan losses	529	704	578
Gain on sale of loans	—	—	(95)
Depreciation and amortization of premises and equipment	2,067	1,872	2,409
Net loss (gain) on disposition of premises and equipment	25	(1,769)	1,578
Amortization of core deposit intangible	40	40	74
Impairment of core deposit intangible	—	—	543
Gain on sale of foreclosed properties	(37)	(130)	(467)
Minority interest expense (income)	92	121	(10)
Recognition of stock compensation on restricted common stock	592	353	465
Recognition of stock compensation on stock options	1	3	195
Deferred income tax expense (benefit)	45	686	(725)
Federal Home Loan Bank stock dividends	(101)	(86)	(20)
Net changes in operating assets and liabilities
Loans held for sale	7,110	(4,595)	7,364
Interest receivable	(624)	(38)	(220)
Other assets	(5)	(170)	(955)
Interest payable and other liabilities	1,012	398	85
Net cash provided by operating activities	14,596	661	12,003

Cash flows from investing activities
Net change in interest-bearing deposits in banks	—	2,000	(2,000)
Purchases of investment securities, available-for-sale	(32,121)	(80,327)	(75,312)
Purchases of bank stocks	—	—	(648)
Proceeds from sales of investment securities, available-for-sale	—	21,950	14,490
Proceeds from maturities of investment securities, held-to-maturity	71	129	315
Proceeds from maturities/calls/prepays of investment securities, available-for-sale	47,408	29,133	40,371
Net (increase) decrease in loans	(78,619)	(95,279)	14,325
Purchases of premises and equipment	(2,171)	(6,980)	(3,150)
Proceeds from sales of premises and equipment	114	8,320	78
Proceeds from sales of foreclosed properties	457	1,002	5,015
Net cash used in investing activities	(64,861)	(120,052)	(6,516)

Cash flows from financing activities
Net increase in deposits	52,064	51,939	19,817
Net increase (decrease) in securities sold under agreements to repurchase	11,576	(13)	907
Net (decrease) increase in Federal Home Loan Bank advances	(16,685)	2,983	9,461
Proceeds from issuance of common stock in connection with exercise of stock options	718	716	113
Distribution to minority partners	(155)	—	—
Repurchase of common stock	—	—	(8,431)
Payment of cash dividends on common stock	(1,550)	(1,487)	(1,426)
Net cash provided by financing activities	45,968	54,138	20,441
Net (decrease) increase in cash and cash equivalents	(4,297)	(65,253)	25,928
Cash and cash equivalents at beginning of year	35,655	100,908	74,980

Cash and cash equivalents at end of year	$31,358	$35,655	$100,908

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest on deposits and borrowed funds	$11,203	$8,166	$8,679
Income taxes	1,045	1,412	1,564

Noncash investing and financing transactions:
Foreclosure of collateralized loans, net of reserve	237	1,294	4,511
Unrealized loss on investment securities available-for-sale, net of taxes	419	498	543
Reclassification from other assets to premises and equipment	—	431	57
Contribution of land by minority partner	$—	$1,739	$—

The accompanying notes are an integral part of these consolidated financial statements.

VAIL BANKS, INC.

Notes to Consolidated Financial Statements

1.                          PRIOR PERIOD ADJUSTMENT

During 2005, the Company completed a review of its current and past financial reporting practices.  As a result of this review, it was determined that goodwill amortization prior to 2002 had been understated by $150,000.  In 2003, the Company’s amortization expense on goodwill applicable to periods prior to 2002 was inadvertently recorded as income tax expense, rather than restating operating results for periods prior to 2003.  The Company has corrected this error by (1) reducing income tax expense and increasing net income in 2003 by $150,000 (an increase of $0.03 per share to basic earnings per share and $0.02 per share to diluted earnings per share) and (2) reducing beginning retained earnings as of January 1, 2003 by $150,000.  The impact of this prior period adjustment is summarized below:

(dollars in thousands except per share data)	As originally reported	As restated in this Annual Report
Net Income (2003)	$714	$864
Earnings per share – basic (2003)	$0.14	$0.17
Earnings per share – diluted (2003)	$0.13	$0.15

2.                          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

WestStar Bank (WestStar) was formed in 1977 as a community bank to serve the local residents and businesses of Vail.  In 1993, Vail Banks, Inc. (Vail Banks) was formed as a bank holding company for WestStar.  WestStar offers a full range of financial services to individuals and businesses located primarily in the Western Slope and Front Range regions of Colorado. Colorado counties served by WestStar include Summit, Larimer, Grand, Eagle, Delta, Garfield, Pitkin, Mesa, Montrose, and San Miguel, as well as the Denver Metropolitan area.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of Vail Banks and its wholly-owned subsidiary, WestStar. WestStar and Vail Banks own a combined 54.04% interest in Avon 56 Limited and 74.94% interest in Glenwood/Rose L.P., which are consolidated in the financial statements of Vail Banks in accordance with Statement of Financial Accounting Standards (SFAS) No. 94, Consolidation of All Majority-Owned Subsidiaries (SFAS 94).  Avon 56 Limited and Glenwood/Rose L.P. are partnerships that own bank buildings in Avon, Colorado and Glenwood Springs, Colorado, respectively.  As a result of the fact that these partnerships are not fully-owned, the non-controlling interest in the partnerships is reflected as minority interest in the consolidated financial statements.  All entities are collectively referred to as the Company.  All significant intercompany balances and transactions have been eliminated in consolidation.

On January 1, 2004, the Company adopted Financial Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (FIN 46R).  As a result of adoption, the Company deconsolidated its two business trusts that had been formed in 2001 to issue trust preferred securities.   As a result, the Company added to its balance sheet a $743,000 investment in the two trusts and $24.7 million of subordinated notes payable to the two trusts, and removed from its balance sheet the $24 million of trust preferred securities.  In accordance with FIN 46R, prior period information has not been restated.  See Footnote 14 for further discussion.

On August 1, 2004, First Western Mortgage Services, Inc. (First Western) was merged into WestStar.  The merger did not have an impact on the consolidated financial condition or results of operations of the Company as First Western was previously owned 100% by WestStar and was included in the consolidated financial statements of the Company.  As part of this merger, management directed a reorganization of the mortgage activities of the Company.  This resulted in such activities no longer being an operating segment of the Company.  See Footnote 25 for additional information.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated balance sheet and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The significant areas requiring management estimates include determination of the allowance for loan losses, determination of useful lives for depreciation of premises and equipment, valuation of foreclosed assets and recoverability of goodwill and core deposit intangibles.

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, cash and cash equivalents include cash, balances due from banks, and federal funds sold which mature within ninety days.  Cash equivalents include uninsured deposits in financial institutions approximating $18.7 million and $17.2 million at December 31, 2005 and 2004, respectively, other than amounts on deposit at the Federal Reserve Bank (Federal Reserve).  As of December 31, 2005 and 2004, $200,000 of the cash and due from banks balance is required to be maintained at the Federal Reserve to meet reserve requirements.  Accordingly, this cash is considered to be restricted.

Federal Funds

WestStar is required to maintain legal cash reserves in a minimum amount, computed by applying prescribed percentages to its various types of deposits.  When WestStar’s cash reserves are in excess of that required, it may lend the excess to other banks on an overnight basis, known as “federal funds sold.”  Conversely, when cash reserves are less than required, WestStar may borrow funds on an overnight basis, known as “federal funds purchased.”

Investment Securities

Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and reported at cost, adjusted for amortization or accretion of premiums or discounts.  Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as accumulated other comprehensive income or loss which is a separate component of consolidated shareholders’ equity, and the annual change in such gains and losses are reported as other comprehensive income.  Transfer of securities between categories is recorded at fair value on the date of transfer.  For the years ended December 31, 2005, 2004, and 2003, the Company did not transfer securities between categories.

Realized gains and losses on the sale of available-for-sale securities are recorded on the trade date and are determined using the specific identification method.  Discounts or premiums are accreted or amortized to interest income using the effective interest method over the expected terms of the related security.

Investment securities are evaluated for impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary.  Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the issues for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary.  The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Fair values for the majority of the Company’s available-for-sale investment securities are based on quoted market prices. In instances where quoted market prices are not available, fair values are based on the quoted prices of similar instruments with adjustment for relevant distinctions.

Investments in Bank Stocks

The Company has investments in the stocks of the FHLB, Federal Reserve Bank and Bankers Bank of the West.  These investments are carried at cost and are classified as restricted, as the Company can only sell these stocks back to the respective issuers at par value or to the other member banks.  Dividends on these stocks are included in “Interest and dividend income—Investment securities” in the accompanying consolidated statement of income.

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

Loans and Interest Income

Loans that the Company has the intent and ability to hold until maturity or pay-off are reported net of unearned interest and unamortized deferred fees and costs.  Interest income on loans is accrued daily on the unpaid principal balance, if such income is deemed collectible.  Generally, the Company places loans on nonaccrual status when payments are more than 90 days past due or when management believes it is probable that the Company will not collect its entire outstanding principal.  Past due status is based on the contractual terms of the loan.  When interest accrual is discontinued, all unpaid interest accrued to date is generally reversed unless the net realizable value of the underlying collateral is sufficient to cover principal and accrued interest.  Interest reversed on nonaccrual loans is charged against current year interest income.  Interest income is subsequently recognized only to the extent cash payments are received, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are probable.

Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to fully collect scheduled payments of principal or interest when due in accordance with the contractual terms of the loan agreements.  Impaired loans are measured by using the present value of expected future cash flows discounted at the loan’s effective interest rate, except when it is determined that the sole source of repayment for the loan is operation or liquidation of the collateral.  In such case, the current fair value of the collateral, reduced by estimated selling costs, is used in place of discounted cash flows.  If the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses.

Loan origination and commitment fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method over the contractual life of the loan.

Provision and Allowance for Loan Losses

The allowance for loan losses represents the Company’s recognition of the risks of extending credit and its evaluation of the loan portfolio. The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses based on management’s assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance for loan losses is increased by provisions charged to expense and reduced by loans charged off, net of recoveries.  Loan losses are charged against the allowance for loan losses when management believes the loan balance is uncollectible.

The Company has established a formal process for determining an adequate allowance for loan losses. WestStar lending associates are responsible for ongoing reviews of the quality of the loan portfolio.  The Company has an internal loan review function that issues quarterly reports to the Audit Committee.  State and federal regulatory agencies, as an integral part of their examination process, also review WestStar’s loans and its allowance for loan losses.  A list containing problem loans is updated by management and reviewed by the Board of Directors (Board) monthly.   The allowance for loan losses calculation process has two components.  The first component represents the allowance for loan losses for impaired loans computed in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114 Component), as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures an amendment of FASB Statement No. 114.  To determine the SFAS 114 Component, collateral dependent impaired loans are evaluated using internal analyses as well as third-party information, such as appraisals.  If an impaired loan is unsecured, it is evaluated using a discounted cash flow of the payments expected over the life of the loan using the loan’s effective interest rate and giving consideration to currently existing factors that would impact the amount or timing of the cash flows.  The second component is the allowance for loan losses calculated under SFAS No. 5, Accounting for Contingencies (SFAS 5 Component), and represents the estimated probable losses inherent within the portfolio due to uncertainties in economic conditions, delays in obtaining information about a borrower’s financial condition, delinquent loans that have not been determined to be impaired, trends in speculative construction real estate lending, results of internal and external loan reviews, and other factors.  This component of the allowance for loan losses is calculated by assigning a certain risk weighting, within a predetermined range, to each identified risk factor.  The recorded allowance for loan losses is the aggregate of the SFAS 114 Component and SFAS 5 Component.

Management believes that the Company’s allowance for loan losses is adequate to cover probable losses based on all available evidence. Future additions to the allowance for loan losses will be subject to management’s continuing evaluation of the inherent risks in the portfolio.  Additional provisions for loan losses may need to be recorded if the economy declines, asset quality deteriorates, or historical loss experience changes.  Also, state or federal regulators, when reviewing the Company’s loan portfolio in the future, may require management to increase the allowance for loan losses, which could adversely affect the Company’s earnings.

Premises and Equipment

Land is carried at cost.  Buildings, leasehold improvements, and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and amortization.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which are estimated at up to 50 years for buildings and three to seven years for furniture and equipment.  Leasehold improvements are amortized over the shorter of their useful lives or lease terms.

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

Goodwill

Goodwill arises from business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business.  Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  Goodwill is not amortized but is assessed for impairment at least annually.  There was no impairment recognized for the years ended December 31, 2005, 2004 and 2003.

Core Deposit Intangible

The Company’s core deposit intangible represents the estimated fair value of long-term deposit relationships acquired in a previously purchased branch and is being amortized on the straight-line method at $40,000 per year with a remaining life of 3 years.

Foreclosed Properties

Assets acquired through foreclosure, deed in lieu of foreclosure, or repossession are held for sale and are recorded at fair value less estimated costs to sell.  As of December 31, 2005 and 2004, foreclosed properties totaled $572,000, and $785,000, respectively, and are included in “Other assets” in the accompanying consolidated balance sheet.  Losses at the time of transfer from loans are charged to the allowance for loan losses.  Subsequent adjustments to value and gains or losses on sales are included in non-interest expense in the accompanying consolidated statement of income.  Rental income and costs of maintaining the properties are also included in the accompanying consolidated statement of income.

Mortgage Broker Fees

Origination fees and broker fees are recorded in non-interest income upon purchase of the loan by an outside investor.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Vail Banks and its subsidiary, WestStar, file consolidated income tax returns.

Other Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale investment securities, are reported as a separate component of the equity section of the consolidated balance sheet.  Such items, along with net income, are components of comprehensive income.

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

Fair value estimates are based on financial instruments owned at December 31, 2005 and 2004 without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in these estimates.

Earnings Per Share

Basic earnings per share represents net income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share, except that the weighted-average common shares outstanding is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares (stock options and restricted stock awards) had been exercised or earned.  Common equivalent shares are not included where inclusion would be anti-dilutive (the exercise price of the options was greater than the average market price of a common share).  In addition, net income available to common shareholders is adjusted for any changes in net income that would have resulted from the assumed conversion of the potential common shares.

Stock Incentive Plan

The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, while disclosing pro forma net income and pro forma earnings per share for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123, Accounting for Stock Based Compensation, had been applied.  Accordingly, no stock-based compensation cost for employee stock option grants has been recognized in the consolidated financial statements (other than as described in Footnote 16), as options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  Commencing January 1, 2006, the Company will adopt SFAS 123(R), Share-Based Payment, and will discontinue the use of APB Opinion No. 25.

The fair value of each employee stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model.  The following weighted-average assumptions were used:

	2005	2004	2003
Dividend yield	2.1%	**	2.0%
Expected life	6 years	**	7 years
Expected volatility	25.0%	**	27.5%
Risk-free interest rate	4.2%	**	3.6%

** There were no stock option grants during 2004.

Had the Company determined compensation cost based on the fair value accounting provisions prescribed by SFAS 123 and using the assumptions listed above, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

(dollars in thousands, except share data)		2005	2004	2003
Net income
As reported		$4,489	$2,956	$864
Add back:	Total stock-based employee compensation recorded, net of tax	374	224	416
Deduct:	Total stock-based employee compensation determined under the fair value method, net of tax	(411)	(390)	(667)
Pro forma		$4,452	$2,790	$613

Earnings per share – basic
As reported		$0.87	$0.58	$0.17
Pro forma		0.86	0.55	0.12

Earnings per share – diluted
As reported		0.83	0.55	0.15
Pro forma		$0.83	$0.49	$0.11

Impact of New Financial Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued FIN 46R.  This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51), addresses consolidation by business enterprises of special-purpose entities (SPE’s) or enterprises where ownership interests in an entity may vary over time.   To be consolidated for financial reporting, these SPE’s must have certain characteristics.  ARB 51 requires that an enterprise’s consolidated financial statements include only subsidiaries in which the enterprise has a controlling financial interest.  The Company adopted FIN 46R on January 1, 2004.  As a result of adoption, the Company no longer consolidates its two subsidiary trusts that had been formed in 2001 to issue trust preferred securities because the Company does not have controlling financial interests over the trusts, as specifically defined by FIN 46R.   The effect of this change is that the Company now excludes the trust preferred securities issued by the subsidiary trusts from its consolidated balance sheet and includes the subordinated debentures issued by the Company to the trusts. In accordance with FIN 46R, prior period information was not restated.   Additionally, there was no cumulative effect on retained earnings or a change in the Company’s capital ratios as a result of this adoption.

In November 2003, the Emerging Issues Task Force (EITF) published issue summary 03-1 (EITF 03-1), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  EITF 03-1 addressed an entity’s treatment of the impairment of securities when such impairment is considered other than temporary.  In March 2004, the EITF and FASB reached consensus on several issues being addressed by EITF 03-1.  The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004.  The disclosure provisions of EITF 03-01 continue to be effective for the Company’s consolidated financial statements for the year ended December 31, 2005.  Management does not believe the provisions of this standard will have a material impact on the results of future operations.   Management has determined that the Company has the ability and intent to hold its investments classified as available-for-sale for a reasonable period of time sufficient for the fair value of the securities to recover.

On November 3, 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss.  This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  This FSP nullifies certain requirements of EITF Issue 03-1, and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.  The guidance in this FSP amends FASB Statement No. 115,

Accounting for Certain Investments in Debt and Equity Securities.  The FSP is effective for reporting periods beginning after December 15, 2005.  Management does not anticipate any material impact to the Company’s financial condition or results of operations as a result of the adoption of this guidance.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (FAS 123 (R)), a revision of SFAS 123, Accounting for Stock-Based Compensation.  This statement also supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires the fair value method of accounting for share-based payments and eliminates the intrinsic value method.  This statement applies to all share-based awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date.  This statement also requires application of either the modified prospective or modified retrospective application method.  Under the modified retrospective method, the Company would restate previously issued financial statements, basing the expense on that previously reported in their pro forma disclosures required by FAS 123.  The modified prospective method would require the Company to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption as these awards continue to vest.  FAS 123 (R) is effective for the first fiscal year beginning after June 15, 2005.  Management has elected to use the modified prospective method and believes that the effect of its implementation will be consistent with the pro forma disclosures presented elsewhere in this footnote.

On June 7, 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.  Under the provisions of SFAS 154, voluntary changes in accounting principles are applied retrospectively to prior periods’ financial statements unless it would be impractical to do so.  SFAS 154 supersedes APB Opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period’s net income the cumulative effect of the change.  SFAS 154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of financial statements to reflect the correction of an error.  The provisions of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005.  Management does not expect the adoption of this standard to have a material impact on the Company’s financial position or results of operations.

EITF 04-10, Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds (EITF 04-10), is effective for fiscal years ending after September 15, 2005.  EITF 04-10 addresses economic characteristics and other criteria that, if not present among operating segments, requires the operating segments to be disclosed separately even if the quantitative threshold, as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, is not met.  Management does not expect adoption of this issue to have a significant effect on the Company’s consolidated financial condition or results of operations.

Reclassifications

Certain reclassifications have been made to the previous consolidated financial statements to conform to the 2005 presentation.

3.                          INVESTMENT SECURITIES

Investment securities at December 31 consist of the following:

	2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale
Government agencies (1)	$22,039	$—	$(407)	$21,632
State and municipal	21,225	360	(37)	21,548
Mortgage-backed securities	40,647	2	(1,180)	39,469
Agency preferred stock	4,500	—	(384)	4,116
Other	500	—	—	500
Total securities available-for-sale	$88,911	$362	$(2,008)	$87,265

Securities held-to-maturity
Mortgage-backed securities	$175	$9	$—	$184

(1)  Includes mortgage-backed government agencies.

	2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale
Government agencies (1)	$24,308	$66	$(412)	$23,962
State and municipal	19,663	296	(21)	19,938
Mortgage-backed securities	56,294	124	(671)	55,747
Agency preferred stock	4,496	—	(364)	4,132
Total securities available-for-sale	$104,761	$486	$(1,468)	$103,779

Securities held-to-maturity
Mortgage-backed securities	$246	$16	$—	$262

(1)  Includes mortgage-backed government agencies.

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  The amortized cost and fair value of securities by contractual maturity at December 31, 2005 are as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value

Due within one year	$9,048	$8,910	$—	$—
Due after one year through five years	7,970	7,771	—	—
Due after five years through ten years	454	453	—	—
Due after ten years	25,318	25,261	—	—

Mortgage-backed securities	46,121	44,870	175	184
	$88,911	$87,265	$175	$184

Market changes in interest rates can result in fluctuations in the market price of securities resulting in temporary unrealized losses.  These temporary losses are due primarily to increases in interest rates on mortgage-backed securities.  These securities are highly-rated, investment grade securities issued by government sponsored organizations.  The reason for the temporary loss is that current interest rates on similar securities are higher than the rates on these securities as a result of government economic policy, market supply and demand factors.  Management does not believe any individual unrealized loss as of December 31, 2005 represents an other-than-temporary impairment.  Information pertaining to securities with gross unrealized losses at December 31, 2005, aggregated by investment category and length of time that the individual securities have been in a continuous loss position follows:

	Less than 1 Year			More than 1 Year			Total
	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
Government agencies (1)	11	$3,139	$34	46	$18,493	$373	57	$21,632	$407
State and municipal	28	7,928	37	—	—	—	28	7,928	37
Mortgage-backed securities	28	8,523	198	33	30,530	982	61	39,053	1,180
Agency preferred stock	1	1,498	3	2	2,618	381	3	4,116	384
Total available-for-sale securities with gross unrealized losses	69	$21,587	$272	81	$51,641	$1,736	150	$73,228	$2,008

(1)  Includes mortgage-backed government agencies.

Unrealized losses on investment securities have not been recognized on the income statement because the investments are of high credit quality, management has the intent and ability to hold the investments for the foreseeable future, and the decline in fair value is largely due to changes in interest rates.  The fair value is expected to recover as the investments approach their maturity date or reset date or should interest rates decline.

The following table presents the components of investment income for the periods presented:

(dollars in thousands)	2005	2004	2003
Taxable interest income	$2,540	$2,310	$2,146
Nontaxable interest income	1,330	1,485	1,058
Dividends	227	213	200
Total	$4,097	$4,008	$3,404

The Company did not sell any securities during the year ended December 31, 2005.  During the year ended December 31, 2004, the Company sold certain securities that had been classified as available-for-sale.  Proceeds from these sales amounted to $22.0 million, resulting in a net loss of $311,000.  During the year ended December 31, 2003, the Company sold certain securities that had been classified as available-for-sale.  Proceeds from these sales amounted to $14.5 million, resulting in a net gain of $15,000.

Securities with a carrying value of $56.5 million and $62.4 million at December 31, 2005 and 2004, respectively, are pledged as collateral to secure public deposits and for other purposes as permitted or required by law.  See Footnote 8 for further information.  Securities with a carrying value of $12.5 million and $894,000 were sold under agreements to repurchase as of December 31, 2005 and 2004.  See Footnote 9 for further information.

4.                          LOANS

Loans at December 31 consist of the following:

	(dollars in thousands)	2005	2004
	Real estate – construction	$222,857	$181,096
	Commercial, industrial and agricultural	168,110	151,555
	Real estate – mortgage	88,679	69,164
	Consumer and other	7,455	5,814
	Gross loans	487,101	407,629
Less:	Allowance for loan losses	(4,473)	(3,895)
	Deferred loan fees, net	(1,117)	(1,276)
	Loans, net	$481,511	$402,458

Loans totaling $175.2 million and $139.3 million at December 31, 2005 and 2004 were pledged to secure potential advances from the FHLB.  See Footnote 11 for further information.

The Company’s loan portfolio consists primarily of commercial and real estate loans secured by real estate located in Colorado, making the value of the portfolio more susceptible to declines in real estate values and other changes in economic conditions in Colorado.  The Company does not believe it has a significant exposure to any individual customer.

Transactions in the allowance for loan losses are summarized as follows:

(dollars in thousands)	2005	2004	2003
Allowance for loan losses at beginning of year	$3,895	$3,503	$3,747
Loans charged off	(60)	(670)	(1,101)
Recoveries on loans previously charged off	109	358	279
Provision for loan losses	529	704	578
Allowance for loan losses at end of year	$4,473	$3,895	$3,503

Loans having carrying values of $237,000, $1.3 million, and $4.5 million were transferred to foreclosed properties during 2005, 2004 and 2003, respectively.

The principal balance of loans on which the accrual of interest has been discontinued was $41,000, $235,000 and $1.7 million at December 31, 2005, 2004 and 2003, respectively.  Interest income that would have been recorded for all nonaccrual loans during the years ended December 31, 2005, 2004 and 2003, had these loans been performing in accordance with their contractual requirements, was $59,000, $34,000 and $357,000, respectively. Actual interest income recorded for these loans was $13,000, $10,000 and $186,000 for the years ended December 31, 2005, 2004 and 2003, respectively.  As of December 31, 2005, 2004, and 2003, $83,000, $17,000 and $164,000, respectively, of loans were past due 90 days and still accruing interest.

The majority of impaired loans requiring an allowance for loan losses are measured using the fair value of the underlying collateral since these loans are considered collateral dependent.  Any unsecured loans are measured using discounted cash flow analyses of the payments expected over the life of the loan considering any internal or external factors that currently exist that would impact the amount or timing of cash flows.

The following is a summary of information pertaining to impaired loans at December 31:

(dollars in thousands)	2005	2004
Impaired loans without a valuation allowance for loan losses	$3,781	$5,539
Impaired loans with a valuation allowance for loan losses	725	2,006
Total impaired loans	$4,506	$7,545
Valuation allowance for loan losses related to impaired loans	$173	$473

(dollars in thousands)	2005	2004	2003
Average investment in impaired loans*	$2,108	$1,958	$2,856

Interest income recognized on impaired loans*	$322	$163	$284

* For impaired loans with a valuation allowance for loan losses

The Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments).  Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives.  Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at their fair value, with changes in fair value recorded in the net gain or loss on sale of mortgage loans.  Fair value is based on fees currently charged to enter into similar agreements and, for fixed-rate commitments, also considers the difference between current levels of interest rates and the committed rates.  Rate lock commitments were not material to the Company’s results of operation or financial position for the years ended December 31, 2005, 2004 and 2003.

5.                          INVESTMENT IN BANK STOCKS

Investment in bank stocks at December 31 consists of the following:

(dollars in thousands)	2005	2004
Federal Home Loan Bank Stock	$2,505	$2,404
Federal Reserve Bank Stock	1,870	1,870
Bankers’ Bank of the West Stock	183	183
	$4,558	$4,457

As a member of the FHLB system, the Company is required to maintain an investment in stock of the FHLB equal to the greater of 1% of certain residential mortgages or 5% of FHLB advances.  The Company has a blanket pledge with the FHLB and has pledged all of its FHLB stock and certain qualifying loans to secure outstanding advances from the FHLB.  See Footnotes 4 and 11 for further information.

6.                          PREMISES AND EQUIPMENT

Premises and equipment at December 31 consist of the following:

(dollars in thousands)	2005	2004
Land	$9,596	$9,596
Buildings	26,232	25,470
Leasehold improvements	4,336	4,193
Furniture, fixtures and equipment	11,358	11,347
Total	51,522	50,606
Accumulated depreciation and amortization	(12,836)	(11,885)
Premises and equipment, net	$38,686	$38,721

Depreciation and amortization expense on premises and equipment was $2.1 million, $1.9 million and $2.4 million for the years ended December 31, 2005, 2004 and 2003, respectively, and is included in occupancy expense and furniture and equipment expense in the accompanying consolidated statement of income.

On March 5, 2004, the Company sold its bank building in Vail, Colorado and is leasing back a portion of the space.  The sale resulted in a gain of approximately $1.7 million, all of which was recognized at the time of the sale.  The lease, which is being accounted for as an operating lease, has a term of five years with three five-year renewal options and will require future minimum lease payments aggregating approximately $494,000.  The proceeds of the sale included a mortgage note receivable of $7.9 million due in 2024, with an interest rate of 5.30%, included in loans on the consolidated balance sheet.  Commissions related to the sale of $261,000 were paid to two related parties.

The Company leases certain facilities under noncancelable operating leases that expire through the year 2014.  Several leases have renewal options that extend through 2039.  The cost of such renewals is not included below.  In addition to rent, some of the leases require the Company to pay directly for taxes, insurance, maintenance and other operating expenses, while other leases require the Company to pay higher rent when operating expenses increase.  This table shows future minimum rental commitments under the Company’s noncancelable operating leases as of December 31, 2005:

(dollars in thousands)
2006	$977
2007	855
2008	762
2009	606
2010	326
Thereafter	59
$3,585

Rental expense for facilities and equipment was $1.5 million, $1.4 million and $1.3 million for the years ended December 31, 2005, 2004 and 2003 and is included in occupancy expense in the accompanying consolidated statement of income.

7.                          GOODWILL AND CORE DEPOSIT INTANGIBLE

The changes in the carrying amount of goodwill are as follows:

(dollars in thousands)	2005	2004	2003
Goodwill at beginning of year	$35,970	$36,758	$36,758
Goodwill disposed of during year**	—	(788)	—
Goodwill at end of year	$35,970	$35,970	$36,758

**Decrease pertains to the sale of the Vail bank building, which occurred during the first quarter 2004.  See additional information in Footnote 6.

The changes in the carrying amount of the Company’s core deposit intangible is as follows:

(dollars in thousands)	2005	2004	2003
Gross carrying amount	$989	$989	$989
Accumulated amortization	(287)	(247)	(173)
Accumulated impairment charge	(543)	(543)	—
Net carrying amount at beginning of year	159	199	816
Current year amortization expense	(40)	(40)	(74)
Current year impairment charge	—	—	(543)
Net core deposit intangible at end of year	$119	$159	$199

The Company annually reviews its core deposit intangible for impairment.  If circumstances indicate that impairment may exist, recoverability of the asset is assessed based on expected undiscounted net cash flows.   The Company performed its annual impairment test of core deposit intangibles for the fourth quarters of 2005, 2004 and 2003.  Due to an acceleration of the attrition rate of acquired deposit accounts in 2003, the Company determined that $543,000 of the remaining net book value was no longer a valid asset and recorded this amount as additional expense during 2003.  The Company also determined that as of December 31, 2003, the core deposit intangible asset had a remaining useful life of five years.  No impairment was recognized in 2005 or 2004.

The following table presents future estimated intangible amortization expense as of December 31, 2005:

(dollars in thousands)
2006	$40
2007	40
2008	39
$119

8.                           DEPOSITS

Deposits at December 31 consist of the following:

(dollars in thousands)	2005	2004
Non-interest bearing checking	$133,250	$120,127
Interest bearing checking	97,058	92,279
Money market	201,329	132,388
Savings	30,860	31,261
Certificates of deposit under $100,000	42,516	51,541
Certificates of deposit $100,000 and over	47,495	72,848
	$552,508	$500,444

Public deposits are collateralized by investment securities with carrying values of $56.5 million and $62.4 million as of December 31, 2005 and 2004, respectively.  See Footnote 3 for further information.  Additionally, WestStar has a $5.0 million stand-by irrevocable letter of credit pledged as collateral for uninsured public fund deposits at December 31, 2005.  See Footnote 11 for further information.

Scheduled maturities of time deposits at December 31, 2005 are as follows:

(dollars in thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Certificates of deposit under $100,000	$34,469	$5,357	$1,839	$488	$321	$42	$42,516
Certificates of deposit $100,000 and over	35,581	4,203	6,670	316	451	274	47,495
	$70,050	$9,560	$8,509	$804	$772	$316	$90,011

9.                          SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date.  At December 31, 2005 and 2004, the carrying amounts of securities sold under agreements to repurchase were $12.5 million and $894,000, respectively.  Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.

10.                   RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has loans receivable from directors, executive officers and principal shareholders (holders of more than five percent of the outstanding common shares) of the Company and their affiliates as follows:

(dollars in thousands)
Balance at January 1, 2005	$10,682
New loans	4,623
Payments	(2,062)
Balance at December 31, 2005	$13,243

Deposits from related parties held by WestStar at December 31, 2005 and 2004 amounted to $6.5 million and $5.6 million, respectively.  Related party deposits and related party loans are subject to the same terms and conditions as third party deposits and loans.

11.                   BORROWINGS

WestStar is a member of the FHLB of Topeka and, as a regular part of its business, obtains advances from this FHLB. Advances bear interest at a fixed rate and are collateralized by FHLB stock owned by WestStar and certain qualifying loans receivable. See Footnotes 4 and 5 for further information.  As of December 31, 2005, the authorized borrowing line totaled $175.2 million of which $25.8 million was outstanding. Additionally, $5.0 million was a stand-by irrevocable letter of credit pledged as collateral for uninsured public fund deposits. As of December 31, 2004, the authorized borrowing line totaled $139.3 million of which $42.4 million was outstanding and $18.0 million was a stand-by irrevocable letter of credit pledged as collateral for uninsured public fund deposits.  See Footnote 8 for further information.  Interest rates on outstanding FHLB borrowings at December 31, 2005 ranged from 2.53% to 4.72%.   Interest payments on outstanding advances are due monthly.  Principal repayments for certain advances are due at maturity, while other advances require annual principal repayments until fully repaid upon final maturity.  Early repayment of advances will result in a prepayment penalty.

The contractual maturities of borrowings as of December 31, 2005 are as follows:

(dollars in thousands)	Borrowings	Weighted Average Interest Rate
2006	$3,586	3.60%
2007	2,453	3.92
2008	2,238	4.24
2009	1,794	4.35
2010	6,438	4.32
Thereafter	9,250	4.62
	$25,759	4.17%

WestStar has established an unsecured, overnight federal funds line with Bankers Bank of the West that expires on August 31, 2006.  As of December 31, 2005, the authorized borrowing line totaled $40.1 million with no amounts outstanding.   As of December 31, 2004, the authorized borrowing line totaled $38.2 million with no amounts outstanding.

WestStar has also established an unsecured, overnight federal funds line with First Tennessee Bank, N.A. that expires on September 30, 2006.  As of December 31, 2005 and 2004, the authorized borrowing line totaled $20.0 million, with no amounts outstanding.  This line is subject to cancellation by First Tennessee at any time upon the occurrence of certain conditions.

12.                   INCOME TAXES

Income tax expense for the years ended December 31 consists of the following:

(dollars in thousands)	Current	Deferred	Total
Year ended December 31, 2005
Federal	$1,972	$48	$2,020
State	50	(3)	47
	$2,022	$45	$2,067
Year ended December 31, 2004
Federal	$786	$593	$1,379
State	39	93	132
	$825	$686	$1,511
Year ended December 31, 2003
Federal	$817	$(669)	$148
State	68	(56)	12
	$885	$(725)	$160

Income tax expense differs from the amounts computed by applying the statutory federal income tax rate to pretax earnings as a result of the following:

(dollars in thousands)	2005	2004	2003
Tax expense computed at the statutory federal tax rate	$2,229	$1,519	$348
Tax effect of:
State income taxes, net of federal income tax effects	187	108	23
Dividends subject to exclusion	(61)	(51)	(88)
Tax-exempt interest	(321)	(318)	(258)
Assets written off for tax purposes	—	—	86
Goodwill from building sale	—	268	—
Other, net	33	(15)	49
	$2,067	$1,511	$160

Temporary differences between consolidated financial statement carrying amounts and tax bases of assets and liabilities resulting in significant components of deferred income taxes at December 31 are as follows:

(dollars in thousands)	2005	2004
Deferred tax assets
Net operating loss carryforwards	$32	$71
Unrealized losses on investment securities available-for-sale	609	364
Allowance for loan losses	1,658	1,444
Write-off of purchased goodwill with remaining tax basis	606	686
Other	311	390
Total deferred tax assets	3,216	2,955
Deferred tax liabilities
Basis of premises and equipment	1,258	1,329
Installment sale on Vail Bank Building	1,293	1,293
Other	290	158
Total deferred tax liabilities	2,841	2,780
Net deferred tax asset	$375	$175

Net deferred tax assets are included in “Other Assets” in the accompanying consolidated balance sheet.  In assessing the realization of deferred tax assets, management considers the reversal of existing temporary differences and estimated future taxable income.  The ultimate realization of deferred tax assets is dependent on the generation of future taxable income in the period in which temporary differences become deductible.  The Company believes that it is more likely than not that the deferred tax assets will be realized.

The Company has $1.0 million in net operating loss carryforwards for state income tax purposes, the components of which expire in the years 2007 through 2011.  These net operating loss carryforwards are subject to separate return limitations.

13.                   FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and letters of credit.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.  The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At December 31, the following financial instruments were outstanding whose contract amounts represent credit risk:

(dollars in thousands)	2005	2004
Financial instruments whose contractual amounts represent credit risk
Commitments to extend credit	$124,111	$98,405
Letters of credit	20,363	3,842
Total commercial commitments*	$144,474	$102,247

*Total commercial commitments of $144.5 million were outstanding at December 31, 2005, and consisted of $138.6 million at variable rates and $5.9 million at fixed rates.  Total commercial commitments of $102.2 million were outstanding at December 31, 2004, and consisted of $97.0 million at variable rates and $5.2 million at fixed rates.

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

14.                   SUBORDINATED NOTES TO TRUST I AND TRUST II

During February 2001, Vail Banks formed Vail Banks Statutory Trust I (Trust I), a wholly-owned statutory trust. On February 22, 2001, Trust I issued $16.5 million of 10.20% trust preferred securities (the Trust I Securities).  Interest on the Trust I Securities is payable semi-annually.  The Trust I Securities have a 30-year maturity and can be called beginning in February 2011.  In connection with the issuance of the Trust I Securities, Vail Banks issued to Trust I $17.0 million principal amount of its 10.20% subordinated notes (the Trust I Notes), that are due in 2031 and can be called beginning in February 2011.  Interest on the Trust I Notes is payable semi-annually to Trust I.  The 3% underwriting fee was capitalized and is included in “Other Assets” in the accompanying consolidated balance sheet.  The fee is being amortized to expense over the 10-year call period. A portion of the proceeds from the Trust I Securities was used to pay $2 million outstanding principal plus accrued interest on a line of credit with Bankers Bank of the West.  The remainder of the proceeds was used for general corporate purposes including the repurchase of shares of common stock and for a capital contribution into WestStar.

During March 2001, Vail Banks formed Vail Banks Statutory Trust II (Trust II), a wholly-owned statutory trust.  On March 28, 2001, Trust II issued $7.5 million of 10.18% trust preferred securities (the Trust II Securities).  Interest on the Trust II Securities is payable semi-annually.  The Trust II Securities have a 30-year maturity and can be called beginning in March 2011. In connection with the issuance of the Trust II Securities, Vail Banks issued to Trust II $7.7 million principal amount of its 10.18% subordinated notes (the Trust II Notes), that are due in 2031 and can be called beginning in March 2011.  Interest on the Trust II Notes is payable semi-annually to Trust II.  The 3% underwriting fee was capitalized and is included in “Other Assets” in the accompanying consolidated balance sheet.  The fee is being amortized to expense over the 10-year call period.  Proceeds from the Trust II Securities were used for general corporate purposes including the repurchase of shares of common stock.  See Footnote 16 for further information.

On January 1, 2004, the Company adopted FIN 46R.  As a result of adoption, the Company no longer includes Trust I and Trust II in its consolidated financial condition and results of operations. As permitted by FIN 46R, prior period information has not been restated.  Accordingly, the 2003 financial statements include the $24.0 million of trust preferred securities and $2.4 million of related interest expense.  The 2005 and 2004 financial statements include the Company’s $743,000 investment in the trusts, the $24.7 million of subordinated debentures issued by the Company to the trusts, and the $2.5 million of related interest expense.

15.      LEGAL CONTINGENCIES

From time to time, the Company is party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans and other issues relating to the business of the Company.  Management does not believe that there is any pending or threatening proceeding against the Company which would have a material effect on the Company’s consolidated financial statements.

16.          SHAREHOLDERS’ EQUITY

Stock Repurchase Plan

At its meeting on January 16, 2006, the Board reauthorized the Company’s stock repurchase program that was originally approved in February 2001. Since inception of the program through December 31, 2005, the Company has repurchased 1,535,380 shares at an average price of $12.10 per share, or approximately $19 million.  The total amount of repurchases under the program, both previously completed and allowable up to January 2007, aggregate to approximately $29 million.  The Company did not repurchase any common shares during the years ended December 31, 2005 or 2004.

Dividends

Payment of dividends is at the discretion of the Board and is determined by taking into account the earnings, capital levels, cash requirements, and the financial condition of Vail Banks and WestStar, as well as applicable government regulations and other relevant factors.  The principal source of Vail Banks’ income is dividends from WestStar.  There are statutory and regulatory requirements applicable to the payment of dividends by WestStar to Vail Banks, as well as by Vail Banks to its shareholders.  Due to the volume of dividends paid relative to earnings in earlier years, any dividend payments from WestStar to Vail Banks currently require prior regulatory approval.  Management believes that approval will be granted as long as WestStar maintains its “well-capitalized” regulatory capital status.

Stock Incentive Plan

In January 1998, the Company adopted a stock incentive plan pursuant to which the Compensation Committee (the Committee) of the Board may grant incentive stock options, nonqualified stock options, restricted stock awards and performance share awards to certain employees, directors and others who perform services for the Company.

The number of shares available for grant of awards under such plan, if any, must be approved by the Company’s shareholders.  On May 17, 2004, shareholders approved an amendment to the Amended and Restated Stock Incentive Plan, as amended (the Plan), to increase the number of shares available under the Plan from 1,000,000 to 1,250,000 shares and to provide that the new total number of shares will increase on January 1st of each year using a formula based on increases in the total number of shares outstanding.  The amendment also increased the number of shares reserved for the grant of incentive stock options from 500,000 to 625,000 shares.  If granted, outstanding options will be counted against the authorized pool of shares, regardless of their vested status.  At December 31, 2005, there were 287,192 shares available for grant under the Plan.

The option exercise price for each stock option grant will not be less than the fair market value on the date the option is granted.  The Committee may determine the restrictions and conditions under which options may be exercised.  Options must be exercised within ten years of the date granted.

The following table summarizes the Company’s stock option activity and related information for the three years ended December 31, 2005:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2002	640,253	$9.71
Granted	33,500 (a)	12.22
Forfeited	(59,945)	10.04
Exercised	(22,274)	9.68
Options outstanding at December 31, 2003	591,534	9.82
Granted	— (a)	—
Forfeited	(12,469)	11.32
Exercised	(73,059)	9.79
Options outstanding at December 31, 2004	506,006	9.79
Granted	33,500 (a)	13.73
Forfeited	(1,426)	11.47
Exercised	(72,731)	9.85
Options outstanding at December 31, 2005	465,349	$10.06

Options exercisable at December 31, 2005	411,892	$9.68

Options exercisable at December 31, 2004	461,661	$9.63

Options exercisable at December 31, 2003	492,608	$9.57

(a) Using the Black-Scholes option-pricing model, the weighted-average fair value of options granted at market value in 2005 and 2003 was estimated to be $3.27 and $3.35, respectively. No options were granted in 2004. See Footnote 2 for a discussion of the pricing assumptions.

The following table summarizes information pertaining to stock options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$8.00 – $8.99	201,898	2.3	$8.54	201,898	$8.54
9.00 – 9.99	46,512	4.1	9.44	46,512	9.44
10.00 – 10.99	77,814	4.3	10.40	77,014	10.40
11.00 – 11.99	48,125	6.0	11.36	40,468	11.38
12.00 – 12.99	57,500	4.9	12.24	46,000	12.24
13.00 – 13.99	23,500	9.2	13.30	—	—
$14.00 – $14.99	10,000	9.6	14.74	—	—
	465,349	4.0	$10.06	411,892	$9.68

During July 2000, the Company granted 80,000 stock options to an officer of the Company, who subsequently resigned in November 2000.  Upon the officer’s resignation, 70,400 unvested shares were not forfeited, but were instead allowed to continue vesting as a result of the employee’s change of status from that of employee to independent contractor. The Company was previously recognizing compensation expense of $268,000 ratably over the vesting period of four years.  In accordance with Financial Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN 44), the Company recognized compensation expense related to these options of $53,000 during 2002.  During 2003, the Company accelerated the vesting so that all options were fully vested at December 31, 2003.  The Company recognized the remaining compensation expense related to these options of $152,000 during 2003.

During May 2002, the Company granted 19,988 stock options at a strike price below fair market value.  Under APB Opinion No. 25, the Company is recognizing compensation of $20,000 (equal to the difference between the fair market value of the stock on the date of the grant and the strike price of the options) over the vesting period of four years.  Compensation expense related to these options of $1,000, $3,000, and $6,000 was recognized during 2005, 2004, and 2003, respectively.

The following table summarizes the Company’s inducement stock option activity and related information for the three years ended December 31, 2005:

	Number of Shares		Weighted Average Exercise Price
Inducement options outstanding at December 31, 2002	—		—
Granted	6,250	(a)	$12.28
Inducement options outstanding at December 31, 2003	6,250		12.28
Forfeited	(1,875)		12.28
Inducement options outstanding at December 31, 2004	4,375		12.28
Granted	7,500	(a)	13.30
Forfeited	(3,125)		13.10
Inducement options outstanding at December 31, 2005	8,750		$12.86

Inducement options exercisable at December 31, 2005	1,875		$12.28

Inducement options exercisable at December 31, 2004	1,562		$12.28

Inducement options exercisable at December 31, 2003	—		$—

(a) Using the Black-Scholes option-pricing model, the weighted-average fair value of options granted at market value in 2005 and 2003 was estimated to be $3.76 and $4.31.  See Footnote 2 for a discussion of the pricing assumptions.  No options were granted in 2004.

The following table summarizes information pertaining to inducement stock options outstanding as of December 31, 2005:

	Inducement Options Outstanding			Inducement Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$12.00 - $12.99	3,750	7.4	$12.28	1,875	$12.28
$13.00 - $13.99	5,000	9.2	13.30	—	—
	8,750	8.4	$12.86	1,875	$12.28

During December 2003 an officer of the Company resigned.  Upon the officer’s resignation the Company accelerated the vesting of 11,304 unvested stock options so that they were fully vested at December 31, 2003.  In accordance with FIN 44 the Company recomputed total compensation related to the unvested options as of the resignation date when the officer transferred from employee to non-employee status and recognized compensation expense of $37,000 during 2003.  The Company used the Black-Scholes option-pricing model to compute the compensation expense.  The following weighted-average assumptions were used: (1) dividend yield of 2.12%, (2) expected life of 4.7 years, (3) expected volatility of 29.8%, and (4) risk-free interest rate of 3.3%.

Restricted Stock Awards

The Plan also provides for the grant of restricted stock awards, subject to restrictions which the Committee may determine.  The restrictions would typically require continued employment in order to vest in the restricted stock.  Generally, the restricted stock awards vest ratably over the service period; however, vesting may also be based upon attainment of certain performance measures.  Unearned compensation on restricted stock awards is a reduction of “Additional paid in capital” included in shareholders’ equity on the consolidated balance sheet.  The Company’s restricted stock grants are summarized in the following table:

Grant Date	Market Price on Grant Date	Number of Shares Granted	Year Fully Vested	Total Unearned Compensation at December 31, 2005
				(in thousands)
November 1999	$10.50	28,762	2009	$117
January 2000	9.44	11,810	2010	45
January 2001	10.25	11,708	2011	54
January 2001	10.25	4,000	2006	1
January 2002	11.20	117,540	2012	629
February 2003	12.00	112,005	2013	693
April 2003	12.37	18,272	2013	165
April 2003	12.33	30,000	2013	270
May 2003	12.28	17,500	2013	158
August 2004	12.95	10,000	2014	112
March 2005*	13.30	205,000	2015	2,804
October 2005	$14.00	2,000	2015	27
				$5,075

* Includes shares of restricted stock awarded to the Company’s officers.  Vesting of these shares is subject to satisfaction of conditions related to the Company’s financial performance.

The following table summarizes unearned compensation expense related to restricted stock grants for the three years ended December 31, 2005:

	Unvested Shares	Unearned Compensation (in thousands)	Weighted- Average Fair Value
Balance at December 31, 2002	146,534	$1,601	$10.93
Granted	177,777	2,154	12.12
Vested	(31,917)	(465)	14.57
Balance at December 31, 2003	292,394	3,290	11.25
Granted	10,000	130	13.00
Vested	(39,774)	(353)	8.88
Forfeited	(39,819)	(468)	11.75
Balance at December 31, 2004	222,801	2,599	11.67
Granted	207,000	2,755	13.31
Vested	(46,827)	(592)	12.64
Fair value adjustments to performance-based awards	—	313	—
Balance at December 31, 2005	382,974	$5,075	$13.25

Earnings Per Share

The following table presents the net income and weighted average common shares outstanding used to calculate earnings per share for the years ended December 31:

(dollars in thousands, except share and per share data)	2005	2004	2003
Basic earnings per share computation

Net income available to common shareholders	$4,489	$2,956	$864

Weighted average shares outstanding – basic	5,172,811	5,060,627	5,220,221

Basic earnings per share	$0.87	$0.58	$0.17

Diluted earnings per share computation

Net income available to common shareholders	$4,489	$2,956	$864

Weighted average shares outstanding – basic	5,172,811	5,060,627	5,220,221
Shares assumed issued:
Stock options	128,926	125,956	147,265
Restricted stock	94,177	230,979	250,234

Weighted average shares outstanding – diluted	5,395,914	5,417,562	5,617,720

Diluted earnings per share	$0.83	$0.55	$0.15

Options to purchase an average of 4,000 common shares at an average exercise price of  $14.74 per share were outstanding during 2005, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market prices of the common shares during the year.  There were no anti-dilutive options during 2004 and 2003.

17.      OTHER NON-INTEREST INCOME

The following table sets forth the components of the Company’s other non-interest income for the years indicated:

(dollars in thousands)	2005	2004	2003
Other fee income	$946	$851	$833
Rental income	286	375	729
ATM fees	216	239	282
Merchant discount	49	46	49
Net gain on sale of foreclosed properties	37	130	467
Net gain on sale of premises and equipment	—	1,769	—
Other	675	427	573
Total other non-interest income	$2,209	$3,837	$2,933

18.      OTHER NON-INTEREST EXPENSE

The following table sets forth the components of the Company’s other non-interest expense for the years indicated:

(dollars in thousands)	2005	2004	2003
Marketing and promotions	$1,230	$752	$561
Professional fees	993	985	774
Banking service fees	629	657	659
Retail banking	617	476	481
Telephone	323	415	633
Net loss on sale, disposal or write-off of premises and equipment	25	—	1,578
Other	1,661	1,501	1,554
Total other non-interest expense	$5,478	$4,786	$6,240

19.                   401(k) PLAN

In August 1996, the Company established a qualified 401(k) Plan (the 401(k) Plan) covering all full-time employees, as defined in the 401(k) Plan.  Employees who were eligible could defer up to $14,000 of their compensation during 2005 ($18,000 for employees over 50 years old), subject to certain limitations imposed by the Internal Revenue Code.  These deferral amounts will increase to $15,000 ($20,000 for employees over 50 years old) of compensation for 2006.  The Company makes matching contributions equal to a discretionary percentage of the employees’ contributions; the Plan administrator used these matching contributions to purchase Vail Banks’ stock during 2005, 2004 and 2003.  Matching contributions vest ratably over a five-year period.  In addition, the Company may make additional profit sharing contributions.  Employer contributions to the 401(k) Plan for the years ended December 31, 2005, 2004 and 2003 were $223,000, $223,000 and $237,000, respectively, and are included in “Non-Interest Expense—Salaries and Employee Benefits” in the accompanying consolidated statement of income.

20.                   REGULATORY MATTERS

Vail Banks and WestStar are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Vail Banks’ and WestStar’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Vail Banks and WestStar must meet specific capital requirements that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions, which become more extensive as an institution becomes more severely undercapitalized.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require Vail Banks and WestStar to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

As of December 31, 2005 and 2004, WestStar was categorized as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions that have occurred since December 31, 2005 that management believes have changed WestStar’s status as well-capitalized.

Vail Banks’ and WestStar’s actual capital amounts and ratios as of December 31, 2005 and 2004 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
Total Capital to Risk-Weighted Assets
Vail Banks	$59,236	10.91%	$43,436	8%	N/A	N/A
WestStar Bank	56,505	10.44%	43,305	8%	$54,115	10%
Tier 1 Capital to Risk-Weighted Assets
Vail Banks	52,007	9.58%	21,707	4%	N/A	N/A
WestStar Bank	52,032	9.61%	21,632	4%	32,482	6%
Tier 1 Capital to Adj. Average Assets (also known as leverage ratio)
Vail Banks	52,007	8.05%	25,807	4%	N/A	N/A
WestStar Bank	$52,032	8.06%	$25,832	4%	$32,232	5%

As of December 31, 2004
Total Capital to Risk-Weighted Assets
Vail Banks	$55,329	12.05%	$36,750	8%	N/A	N/A
WestStar Bank	50,895	11.14%	36,550	8%	$45,700	10%
Tier 1 Capital to Risk-Weighted Assets
Vail Banks	47,642	10.37%	18,350	4%	N/A	N/A
WestStar Bank	47,000	10.28%	18,300	4%	27,000	6%
Tier 1 Capital to Adj. Average Assets (also known as leverage ratio)
Vail Banks	47,642	8.01%	23,790	4%	N/A	N/A
WestStar Bank	$47,000	7.93%	$23,690	4%	$29,650	5%

21.                   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and cash equivalents:  The carrying amounts of cash and due from banks and federal funds sold approximate their fair values.

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

Investment in bank stocks:    The carrying values of FHLB, Federal Reserve and Bankers Bank of the West stock approximate fair value based on the redemption provisions of the FHLB, Federal Reserve and Bankers Bank of the West.

Interest receivable:  The carrying value of interest receivable approximates fair value due to the short period of time between accrual and receipt of payment.

Deposits:  The fair value of non-interest bearing deposits, interest bearing demand deposits and savings accounts is determined to be the amount payable on demand at the reporting date.  The fair value of fixed maturity certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities.

Securities sold under agreements to repurchase, FHLB advances and subordinated notes:  The carrying amounts of securities sold under agreements to repurchase and other borrowings maturing within ninety days approximate their fair values.  Fair values of other borrowings and subordinated notes are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements including similar remaining maturities.

Interest payable:  The carrying value of interest payable approximates fair value due to the short period of time between accrual and payment.

Loan commitments and letters of credit:  The fair values of commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  The difference between the carrying value of commitments to fund loans or stand by letters of credit and their fair values are not significant and, therefore, are not included in the following table.

The carrying amounts and estimated fair values of financial instruments at December 31 are as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Cash and due from banks	$20,728	$20,728	$18,360	$18,360
Federal funds sold	10,630	10,630	17,295	17,295
Investment securities	87,440	87,449	104,025	104,041
Loans held for sale	—	—	7,110	7,110
Gross loans	487,101	473,951	407,629	411,345
Investment in bank stocks	4,558	4,558	4,457	4,457
Interest receivable	2,796	2,796	2,172	2,172

Financial liabilities
Deposits, demand and savings	462,497	462,497	376,055	376,055
Deposits with stated maturities	90,011	91,420	124,389	124,606
Securities sold under agreements to repurchase	12,470	12,470	894	894
Borrowings	25,759	25,873	42,444	42,556
Subordinated notes to Trust I and Trust II	24,743	27,840	24,743	27,840
Interest payable	$1,025	$1,025	$987	$987

22.                   OTHER COMPREHENSIVE INCOME

The components of other comprehensive loss and related tax effects are as follows:

(dollars in thousands)	2005	2004	2003
Unrealized holding losses on available-for-sale investment securities	$(663)	$(1,102)	$(842)
Reclassification adjustment for (gains) losses included in net income	(1)	311	(15)
Net unrealized losses	(664)	(791)	(857)
Tax benefit	245	293	314
Net unrealized holding losses	$(419)	$(498)	$(543)

23.                   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data of the Company for the four quarters ended December 31, 2005 and 2004 are as follows:

	2005				2004
(dollars in thousands, except share data)	Mar-31	Jun-30	Sep-30	Dec-31	Mar-31	Jun-30	Sep-30	Dec-31
Total interest income	$9,196	$9,509	$10,286	$11,466	$7,060	$7,315	$7,882	$8,747
Net interest income	6,847	6,917	7,292	8,085	5,037	5,334	5,880	6,518
Provision for loan losses	65	(36)	50	450	158	43	323	180
Net interest income after provision for loan losses	6,782	6,953	7,242	7,635	4,879	5,291	5,557	6,338

Income before income taxes	1,251	1,419	1,991	1,895	2,207	764	748	748
Net income	$885	$971	$1,343	$1,290	$1,180	$574	$559	$643

Earnings per share – basic	$0.17	$0.19	$0.26	$0.25	$0.24	$0.11	$0.11	$0.12

Earnings per share – diluted	$0.16	$0.18	$0.25	$0.24	$0.22	$0.11	$0.10	$0.12

24.                   CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Vail Banks is as follows:

Condensed Balance Sheet

December 31,

(dollars in thousands)	2005	2004
ASSETS
Cash and due from banks	$2,080	$2,906
Investment in WestStar	83,774	78,991
Investments in Trust I and Trust II	743	743
Other assets	2,571	2,696
	$89,168	$85,336
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated notes to Trust I and Trust II	$24,743	$24,743
Other liabilities	692	691
	25,435	25,434
Shareholders’ equity	63,733	59,902
	$89,168	$85,336

Condensed Statement of Income

Years Ended December 31,

(dollars in thousands)	2005	2004	2003
			Restated (Note 1)
Income
Equity in undistributed (distribution of) earnings of WestStar	$5,202	$5,582	$(11,303)
Dividends from WestStar	2,000	—	15,000
Interest from Trust I and Trust II	76	76	76
Other	—	—	4
	7,278	5,658	3,777
Expenses
Interest to Trust I and Trust II	2,523	2,523	2,523
Salaries, benefits and other compensation	1,088	1,123	1,500
Other	748	567	563
	4,359	4,213	4,586
Income (loss) before income taxes	2,919	1,445	(809)
Income tax benefit	1,570	1,511	1,673
Net income	$4,489	$2,956	$864

Condensed Statement of Cash Flows

Years Ended December 31,

(dollars in thousands)	2005	2004	2003
			Restated (Note 1)
Cash flows from operating activities
Net income	$4,489	$2,956	$864
Adjustments to reconcile net income to net cash used by operating activities
Equity in (undistributed) distributed income of subsidiary	(5,202)	(5,582)	11,303
Depreciation and amortization	51	59	46
Change in other assets and accrued liabilities	613	1,076	954

Net cash provided (used) by operating activities	(49)	(1,491)	13,167

Cash flows from investing activities
Other	55	(48)	(89)
Net cash provided (used) by investing activities	55	(48)	(89)

Cash flows from financing activities
Proceeds from issuance of common stock	718	716	113
Repurchase of common stock	—	—	(8,431)
Payment of cash dividends on common stock	(1,550)	(1,487)	(1,426)
Net cash used by financing activities	(832)	(771)	(9,744)
Net (decrease) increase in cash	(826)	(2,310)	3,334
Cash and due from banks at beginning of year	2,906	5,216	1,882
Cash and due from banks at end of year	$2,080	$2,906	$5,216

25.      BUSINESS SEGMENTS

Segment information is presented in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS 131).  This standard is based on a management approach, which requires segmentation based on the Company’s internal organization and internal monitoring of operations.  During 2004 and 2003, the Company had two reportable segments, banking and mortgage origination.  The banking segment provided a full range of commercial and consumer banking products to customers including deposit products, commercial loans, real estate loans, and other business financing arrangements.  The banking segment’s principal source of income was the net spread between the interest earned on loans and investment securities and the interest cost associated with the deposits and borrowings used to finance such loans and investments.  The mortgage origination segment originated mortgage loans and sold them at a guaranteed interest rate to investors in the secondary market.  Its principal source of income was the origination and processing fees received upon funding of a loan.  Through the fiscal year ended December 31, 2004, these two segments were managed separately and, thus, reported separately.  Commencing in August 2004, management directed a reorganization of the mortgage activities of the Company.  This resulted in such activities no longer being an operating segment of the Company.

The Company no longer considers its mortgage banking activities to be either a segment or a business as a result of changes to the structure of its internal organization due to the merger of First Western Mortgage into WestStar and as a result of the other organizational changes described below:

•                  Prior to the merger, the mortgage operation had its own board of directors.  This board of directors was disbanded at the time of the merger.

•                  The mortgage accounting system has been discontinued and the mortgage operation transactions are processed through the WestStar accounting system.

•                  The mortgage operation had a “controller” who performed accounting and compliance duties.  Subsequent to the merger, the Compliance Department at WestStar took over the compliance duties and the mortgage controller was reassigned to administrative duties and the processing of loans.

•                  The legal entity First Western ceased to exist and the operations, commonly referred to as WestStar Mortgage, became no different than any other WestStar department.

•                  Results as of December 31, 2004 were the last time that the Board received and reviewed the mortgage financial statements separate from those of Vail Banks and WestStar.  Commencing January 2005, the Board only receives Vail Banks and WestStar financial information.

•                  Information used by the chief decision maker in allocating resources of the mortgage activities ceased to be produced and reviewed.

The accounting policies used to identify and account for business segments are the same as those described in the summary of significant accounting policies contained in Footnote 2.  Management evaluates the performance of each segment based on profit or loss from operations.  Certain administrative costs, however, are borne by the banking segment and are not allocated to the mortgage origination segment.  Accordingly, the information presented is not necessarily indicative of the segments’ financial condition and results of operations had each been operating as independent entities.

Parent company financial information is included in the “Other” category in the following table, and is deemed to represent an overhead function rather than an operating segment.

The Company does not have an external customer from whom it derives 10 percent or more of its revenues and operates in only one geographical area.

Information about reportable segments and reconciliation of such information to the consolidated financial statements as of and for the years ended December 31 is as follows:

	Year Ended December 31, 2004
		Mortgage
(dollars in thousands)	Banking	Origination	Other	Total
Condensed income statement
Interest and dividend income	$30,785	$143	$76	$31,004
Other income	6,337	3,134	(16)	9,455
Total income	37,122	3,277	60	40,459

Interest expense	5,712	—	2,523	8,235
Provision for loan losses	704	—	—	704
Depreciation and amortization	1,803	50	59	1,912
Other expense	20,772	2,754	1,615	25,141
Total expense	28,991	2,804	4,197	35,992
Income before income taxes	8,131	473	(4,137)	4,467
Income taxes	2,913	109	(1,511)	1,511
Net income	$5,218	$364	$(2,626)	$2,956

Total assets	$622,138	$9,097	$3,360	$634,595

Average gross loans	$350,535	$3,011	$—	$353,546
Average deposits	$478,490	$—	$—	$478,490

	Year Ended December 31, 2003 (restated – See Note 1)
		Mortgage
(dollars in thousands)	Banking	Origination	Other	Total
Condensed income statement

Interest and dividend income	$30,188	$—	$4	$30,192
Other income	6,034	4,930	—	10,964
Total income	36,222	4,930	4	41,156
Interest expense	6,247	—	2,447	8,694
Provision for loan losses	578	—	—	578
Depreciation and amortization	2,948	31	47	3,026
Other expense	21,893	3,925	2,016	27,834
Total expense	31,666	3,956	4,510	40,132
Income before income taxes	4,556	974	(4,506)	1,024
Income taxes	1,473	360	(1,673)	160
Net income	$3,083	$614	$(2,833)	$864

Total assets	$566,257	$6,372	$2,981	$575,610

Average gross loans	$324,023	$7,332	$63	$331,418
Average deposits	$456,810	$—	$—	$456,810

26.      SUBSEQUENT EVENTS

On January 16, 2006, the Board declared a regular quarterly dividend of $0.07 per share to shareholders of record on January 27, 2006.  The dividend of $392,000 was paid on February 10, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAIL BANKS, INC.

By:	/S/ GARY S. JUDD
Gary S. Judd
President and Chief Executive Officer (Principal Executive Officer)
March 31, 2006

By:	/S/ BRADY T. BURT
Brady T. Burt
Chief Financial Officer (Principal Financial Officer and Principal
Accounting Officer)
March 31, 2006

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Gary S. Judd or Brady T. Burt and either of them (with full power in each to act alone), as true and lawful attorneys-in-fact, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that said attorney-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March 2006.

[Signatures on next page.]

Signature	Title

/s/ E. B. CHESTER, JR.	Non-Executive Chairman
E. B. Chester, Jr.

/s/ LISA M. DILLON	Vice Chairman
Lisa M. Dillon

/s/ GARY S. JUDD	Director
Gary S. Judd

/s/ KAY H. CHESTER	Director
Kay H. Chester

/s/ DENNIS R. DEVOR	Director
Dennis R. Devor

/s/ JAMES G. FLAUM	Director
James G. Flaum

/s/ GEORGE N. GILLETT, JR.	Director
George N. Gillett, Jr.

/s/ DAN E. GODEC	Director
Dan E. Godec

/s/ S. DAVID GORSUCH	Director
S. David Gorsuch

/s/ JACK G. HASELBUSH	Director
Jack G. Haselbush

/s/ GARNER F. HILL II	Director
Garner F. Hill II

/s/ ROBERT L. KNOUS, JR.	Director
Robert L. Knous, Jr.

/s/ KENT MYERS	Director
Kent Myers

/s/ BYRON A. ROSE	Director
Byron A. Rose

/s/ DONALD L. VANDERHOOF	Director
Donald L. Vanderhoof

Exhibit No.	Description of Exhibits

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 on the Registrant’s Form SB-2, as amended, Commission File No. 333-60347)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 on the Registrant’s Form SB-2, as amended, Commission File No. 333-60347)

4.1

Instruments defining the rights of holders of long-term debt related to Trust I and Trust II of the Registrant have not been filed because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Registrant and its consolidated subsidiaries pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).  The Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

10.1	Stock Incentive Plan, as amended (incorporated by reference from Exhibit 10.3 on the Registrant’s Form SB-2, as amended, Commission File No. 333-60347)*

10.2

Amendment No. 2 to the Vail Banks, Inc. Amended and Restated Stock Incentive Plan dated April 19, 2004 (incorporated by reference from Exhibit 4.4 on the Registrant’s Registration Statement on Form S-8, Commissions File No. 333-122170)*

10.3

Change in Control Severance Payment Agreement by and between Vail Banks and E.B. Chester, dated November 19, 1999 (incorporated by reference from Exhibit 10.3 on the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)*

10.4

Change in Control Severance Payment Agreement by and between Vail Banks and Lisa M. Dillon, dated November 19, 1999 (incorporated by reference from Exhibit 10.4 on the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)*

10.5	Form of Restricted Stock Award Agreement (incorporated by reference from Exhibit 10.6 on the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)*

10.6

Change in Control Severance Payment Agreement by and between Vail Banks and Dan E. Godec, dated August 18, 2003 (incorporated by reference from Exhibit 10.1 on the Registrant’s Quarterly Report on Form 10-Q filed as of November 7, 2003)*

10.7

Change in Control Severance Payment Agreement by and between Vail Banks and Gary S. Judd, dated August 18, 2003 (incorporated by reference from Exhibit 10.2 on the Registrant’s Quarterly Report on Form 10-Q filed as of November 7, 2003)*

10.8

Agreement for the sale of the Vail Bank Building, dated May 13, 2003, as amended (incorporated by reference from Exhibit 10.8 on the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

10.9

Change in Control Severance Payment Agreement by and between Vail Banks and Raymond E. Verlinde, dated August 18, 2004 (incorporated by reference from Exhibit 10.9 on the Registrant’s Quarterly Report on Form 10-Q filed as of November 15, 2004)*

10.10

Change in Control Severance Payment Agreement by and between Vail Banks and Paul M. Ferguson, dated July 9, 2001 (incorporated by reference from Exhibit 10.10 on the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)*

10.11

Change in Control Severance Payment Agreement by and between Vail Banks and Brady Burt, dated August 22, 2005 (incorporated by reference from Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on August 25, 2005)*

10.12

Form of Restricted Stock Award Agreement by and between Vail Banks and Gary S. Judd, dated March 21, 2005 (incorporated by reference from Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on March 25, 2005)*

10.13

Form of Restricted Stock Award Agreement by and between Vail Banks and Raymond E. Verlinde, dated March 21, 2005 (incorporated by reference from Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on March 25, 2005)*

10.14

Form of Restricted Stock Award Agreement by and between Vail Banks and Dan E. Godec, dated October 24, 2005 (incorporated by reference from Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on October 26, 2005)*

10.15	Change in Control Severance Payment Agreement by and between Vail Banks and E.B. Chester, dated January 1, 2004*#
(continued)

Exhibit No.	Description of Exhibits (continued)

14.1	Conflict of Interest and Code of Ethics Policy (incorporated by reference from Exhibit 14 on the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

16.1	Change in Registrant’s Certifying Accountants, dated February 23, 2005 (incorporated by reference from Exhibit 16 on the Registrant’s Current Report on Form 8-K filed on February 23, 2005)

21.1	Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 on the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

23.1	Consent of Dalby, Wendland & Co., P.C., dated March 30, 2006#

23.2	Consent of Perry-Smith LLP, dated March 30, 2006#

24.1	Power of Attorney (on signature page)#

31.1	Certification by Gary S. Judd, Chief Executive Officer and President of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#

31.2	Certification by Brady T. Burt, Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002#

32.1	Certification by Gary S. Judd, Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002#

32.2	Certification by Brady T. Burt, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002#

*              Management contract or compensatory plan required to be filed as an exhibit.

#              Filed here with the Registrant’s Annual Report on Form 10K for the fiscal year ended December 31, 2005.