Form 10-Q
period 2006-03-31
VAIL BANKS INC
filed 2006-05-15
CIK 1035770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 2006
or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer ☐                      Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date:

As of May 3, 2006, there were 5,606,235 common shares ($1.00 par value per share) outstanding.

VAIL BANKS, INC.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Consolidated Balance Sheet (unaudited)	3
	Consolidated Statement of Income and Comprehensive Income (unaudited)	4
	Consolidated Statement of Cash Flows (unaudited)	5
	Notes to Unaudited Consolidated Financial Statements	7

ITEM 2.	MMANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
	Forward Looking Statements	15
	Basis of Presentation	15
	Overview	15
	Results of Operations - Quarter and Year to Date	15
	Financial Condition	16
	Asset Quality	17
	Financial Instruments With Off-Balance-Sheet Risk	18
	Liquidity	19
	Capital Resources	20

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

ITEM 4.	CONTROLS AND PROCEDURES	21

PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	22
ITEM 1A.	RISK FACTORS	22
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	22
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22
ITEM 5.	OTHER INFORMATION	22
ITEM 6.	EXHIBIITS	22

SIGNATURES

PART 1 FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

VAIL BANKS, INC.
Consolidated Balance Sheet (unaudited)
	March 31,	December 31,
(dollars in thousands, except share data)	2006	2005
ASSETS
Cash and due from banks	$18,854	$20,728
Federal funds sold	13,520	10,630
Total cash and cash equivalents	32,374	31,358
Investment securities, available-for-sale	83,852	87,265
Investment securities, held-to-maturity	166	175
Investments in Trust I and Trust II	743	743
Loans, net	501,702	481,511
Investments in bank stocks, at cost	4,583	4,558
Premises and equipment, net	38,383	38,686
Interest receivable	3,019	2,796
Goodwill	35,970	35,970
Core deposit intangible	109	119
Other assets	4,069	3,138
	$704,970	$686,319
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$124,010	$133,250
Interest bearing	433,465	419,258
Total deposits	557,475	552,508
Securities sold under agreements to repurchase	28,021	12,470
Federal Home Loan Bank advances	23,967	25,759
Subordinated notes to Trust I and Trust II	24,743	24,743
Interest payable and other liabilities	3,535	4,606
Total liabilities	637,741	620,086
Minority interest	2,523	2,500
Commitments and contingencies (Notes 6 and 10)
Shareholders’ equity
Preferred shares - $1 par value; 2,250,000 shares authorized, no shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	—	—
Common shares - $1 par value; 20,000,000 shares authorized, 5,606,235 shares issued and outstanding at March 31, 2006 and December 31, 2005	5,606	5,606
Additional paid-in capital	36,144	35,976
Retained earnings	24,108	23,188
Accumulated other comprehensive loss, net of tax benefit of $579 and $364 at March 31, 2006 and December 31, 2005, respectively	(1,152)	(1,037)
Total shareholders’ equity	64,706	63,733
	$704,970	$686,319

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VAIL BANKS, INC.
Consolidated Statement of Income and Comprehensive Income
(dollars in thousands, except share data)
(unaudited)

	Three months ended March 31,
	2006	2005
Interest income
Interest and fees on loans	$10,863	$7,614
Interest on investment securities	845	1,371
Interest on federal funds sold	79	192
Investments in Trust I and Trust II	19	19
Total interest income	11,806	9,196
Interest expense
Deposits	2,667	1,329
Securities sold under agreements to repurchase	221	25
Borrowings	255	364
Federal funds purchased	7	—
Subordinated notes to Trust I and Trust II	631	631
Total interest expense	3,781	2,349
Net interest income	8,025	6,847
Provision for loan losses	215	65
Net interest income after provision for loan losses	7,810	6,782
Non-interest income
Deposit related	647	620
Mortgage broker fees	403	394
Net loss on sale or call of investment securities	—	(8)
Other	464	429
Total non-interest income	1,514	1,435
Non-interest expense
Salaries and employee benefits	4,578	4,195
Occupancy	976	864
Furniture and equipment	616	683
Amortization of core deposit intangible	10	10
Other	1,281	1,214
Total non-interest expense	7,461	6,966
Income before income taxes	1,863	1,251
Provision for income taxes	550	366
Net income	1,313	885
Net change in unrealized losses on investment securities available-for-sale, net of taxes of $68 and $277, respectively	(115)	(471)
Comprehensive income	$1,198	$414
Earnings per share
Basic	$0.25	$0.17
Diluted	$0.24	$0.16
Weighted average common shares
Basic	5,233,523	5,084,048
Diluted	5,464,685	5,471,864
The accompanying notes are an integral part of these unaudited consolidated financial statements.

VAIL BANKS, INC.
Consolidated Statement of Cash Flows
(dollars in thousands)
(unaudited)

	Three months ended March 31,
	2006	2005

Cash flows from operating activities
Net income	$1,313	$885
Adjustments to reconcile net income to net cash provided by operating activities
Net amortization of premiums on investment securities	123	204
Provision for loan losses	215	65
Amortization of deferred loan fees	(307)	(331)
Net loss on disposition of premises and equipment	—	7
Depreciation and amortization	541	520
Gain on sale of foreclosed properties	—	(5)
Recognition of stock compensation on restricted common stock and stock options	168	97
Minority interest expense	23	21
Federal Home Loan Bank stock dividends	(26)	(24)
Changes in operating assets and liabilities
Loans held for sale	—	6,660
Interest receivable	(223)	(133)
Other assets	(423)	(330)
Interest payable and other liabilities	(1,082)	(515)
Net cash provided by operating activities	322	7,121

Cash flows from investing activities
Purchases of investment securities, available-for-sale	(400)	(30,316)
Proceeds from maturities/calls of investment securities, held-to-maturity	9	—
Proceeds from maturities/calls of investment securities, available-for-sale	3,508	3,531
Net (increase) decrease in loans	(20,528)	3,925
Purchases of premises and equipment	(228)	(325)
Proceeds from sales of premises and equipment	—	56
Proceeds from sales of foreclosed properties	—	13
Net cash used by investing activities	(17,639)	(23,116)

Cash flows from financing activities
Net increase in deposits	4,967	54,208
Net increase in securities sold under agreements to repurchase	15,551	10,628
Net decrease in Federal Home Loan Bank advances	(1,792)	(12,706)
Proceeds from issuance of common stock	—	462
Distribution to minority partners	—	(42)
Payment of cash dividends on common stock	(393)	(374)
Net cash provided by financing activities	18,333	52,176
Net increase in cash and cash equivalents	1,016	36,181
Cash and cash equivalents at beginning of period	31,358	35,655
Cash and cash equivalents at end of period	$32,374	$71,836
The accompanying notes are an integral part of these unaudited consolidated financial statements.

VAIL BANKS, INC.
Consolidated Statements of Cash Flows (Continued)
(dollars in thousands)
(unaudited)

	Three months ended March 31,
	2006	2005

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowed funds	$3,957	$2,510
Income taxes	$415	$—

Non-cash investing and financing transactions Foreclosure of collateralized loans, net of reserve	$429	$25
Unrealized loss on investment securities available-for-sale, net of taxes	$(115)	$(471)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Vail Banks, Inc. (Vail Banks) and its wholly-owned subsidiary, WestStar Bank (WestStar). Vail Banks and WestStar own a combined 54.04% interest in Avon 56 Limited and 74.94% of Glenwood/Rose L.P. which are consolidated in the financial statements of Vail Banks in accordance with Statement of Financial Accounting Standards (SFAS) No. 94, Consolidation of All Majority-Owned Subsidiaries (SFAS 94). Avon 56 Limited and Glenwood/Rose L.P. are partnerships that own bank buildings in Avon, Colorado and Glenwood Springs, Colorado, respectively. As a result of the fact that these partnerships are not fully-owned, the non-controlling interest in the partnerships is reflected as minority interest in the consolidated financial statements. All entities are collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the consolidated financial statements as of December 31, 2005. These interim, unaudited, consolidated financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2005. In the opinion of management, all adjustments necessary, consisting of only normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year.

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

2. INVESTMENT SECURITIES

Investment securities consist of the following:

	March 31, 2006		December 31, 2005
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value

Securities available-for-sale
Government agencies (1)	$20,939	$20,564	$22,039	$21,632
State and municipal obligations	21,620	21,760	21,225	21,548
Mortgage-backed securities	38,123	36,855	40,647	39,469
Agency preferred stock	4,500	4,183	4,500	4,116
Other	500	490	500	500
Total securities available-for-sale	$85,682	$83,852	$88,911	$87,265

Securities held-to-maturity
Mortgage-backed securities	$166	$173	$175	$184
(1) Includes mortgage-backed government agencies.

After-tax net unrealized losses on investment securities increased $115,000 during the first quarter of 2006 from an unrealized loss of $1.0 million at December 31, 2005 to an unrealized loss of $1.2 million at March 31, 2006. The increase in the after-tax net unrealized losses on available-for-sale securities relates primarily to the 50 basis point increase in interest rates implemented by the Federal Reserve during the first quarter of 2006. Management does not believe any individual unrealized loss as of March 31, 2006 represents an other-than-temporary impairment.

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

The following table presents the components of investment income for the three months ended March 31, 2006 and 2005.

	Three months ended March 31,
(dollars in thousands)	2006	2005

Taxable interest income	$506	$970
Nontaxable interest income	278	343
Dividends	61	58
	$845	$1,371

3. LOANS

Loans consist of the following:

(dollars in thousands)	March 31, 2006	December 31, 2005

Real estate - construction	$229,472	$222,857
Commercial, industrial and agricultural	172,585	168,110
Real estate - mortgage	99,404	88,679
Consumer and other	6,000	7,455
Gross loans	507,461	487,101
Less: Allowance for loan losses	(4,685)	(4,473)
Deferred loan fees, net	(1,074)	(1,117)
Loans, net	$501,702	$481,511

Two loans, with total carrying values of $516,000, were transferred to foreclosed properties during the first quarter of 2006. One loan with a carrying value of $16,000 was transferred to foreclosed properties during the first quarter of 2005.

The principal balance of loans on which the accrual of interest has been discontinued was $188,000 and $1.4 million at March 31, 2006 and 2005, respectively. As of March 31, 2006, $247,000 of loans were past due 90 days and still accruing interest. In comparison, as of March 31, 2005, $1.0 million of loans were past due 90 days and still accruing interest.

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

The following is a summary of information pertaining to impaired loans:

	March 31,	December 31,
(dollars in thousands)	2006	2005

Impaired loans without a valuation allowance	$3,544	$3,781
Impaired loans with a valuation allowance	3,865	725
Total impaired loans	$7,409	$4,506
Valuation allowance related to impaired loans	$299	$173

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

The increase in impaired loans with a valuation allowance is primarily related to one relationship for which the Company is well secured and in the process of foreclosure.

In the ordinary course of business, the Company had loans receivable from directors, executive officers and principal shareholders (holders of more than five percent of the outstanding shares of common stock) of the Company and their affiliates as follows:

(dollars in thousands)	2006

Balance at January 1, 2006	$13,243
New loans	2,978
Payments	(3,398)
Balance at March 31, 2006	$12,823

4. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance is summarized as follows:

(dollars in thousands)	2006	2005

Allowance at January 1,	$4,473	$3,895
Loans charged off	(4)	(24)
Recoveries on loans previously charged off	1	53
Provision for loan losses	215	65
Allowance at March 31,	$4,685	$3,989

5. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. At March 31, 2006 and December 31, 2005, the carrying amount of securities sold to secure repurchase agreements was $28.0 million and $12.5 million, respectively. This $15.5 million increase is due to the Company’s recent marketing efforts focused on increasing the use of this product. Securities sold under agreements to repurchase are reported as the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

6. BORROWINGS

As a member of the Federal Home Loan Bank (FHLB), and as a regular part of its business, WestStar obtains both short and long-term advances from the FHLB of Topeka. Advances are collateralized primarily by FHLB stock owned by WestStar and loans secured by certain mortgages or deeds of trust. As of March 31, 2006, the Company’s total borrowing capacity was $172.6 million of which $24.0 million of borrowings were outstanding. Additionally, the Company had $21.0 million in stand-by irrevocable letters of credit issued by the FHLB and pledged as collateral for uninsured public fund deposits at March 31, 2006. As of December 31, 2005, the authorized borrowing line totaled $175.2 million of which $25.8 million was outstanding. Additionally, as of December 31, 2005, the Company had a $5.0 million stand-by irrevocable letter of credit from the FHLB pledged as collateral for uninsured public fund deposits.

WestStar has established an unsecured, overnight federal funds line with Bankers’ Bank of the West that expires on August 31, 2006. As of March 31, 2006 and December 31, 2005 this authorized borrowing line totaled $40.1 million with no amounts outstanding.

WestStar has also established an unsecured, overnight federal funds line with First Tennessee Bank, N.A. that expires on September 30, 2006. As of March 31, 2006 and December 31, 2005 the authorized borrowing line totaled $20.0 million with no amounts outstanding. This line is subject to cancellation by First Tennessee at any time upon the occurrence of certain conditions.

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

7. SHAREHOLDERS’ EQUITY

Shares Repurchase Plan

At its meeting on January 16, 2006, the Company’s Board of Directors reauthorized the Company’s common shares repurchase program that was originally approved in February 2001. Since inception of the program through March 31, 2006, the Company has repurchased 1,535,380 common shares at an average price of $12.10 per share, for a total of approximately $19 million. The total amount of repurchases under the program, both previously completed and allowable up to January 2007, aggregate to approximately $29 million. During the first quarter of 2006, the Company did not repurchase any of its common shares.

Restricted Shares

On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), under the modified prospective approach. Adoption of this standard had no impact on the Company’s accounting for its restricted stock grants. The financial statements for prior interim periods and fiscal years have not been restated. Accordingly, compensation expense is recorded over the vesting period of the restricted shares equal to the value of the restricted shares using the market price of the shares on the grant date. Generally, the restricted stock awards vest ratably over the service period; however, vesting may also be based upon attainment of certain performance measures.

The following table summarizes information related to restricted stock grants for the three months ended March 31, 2006:

	Non-vested Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2005	382,974	$13.25
Granted	—	—
Vested	14,714	10.74
Fair value adjustments to performance-based awards	—	—
Balance at March 31, 2006	368,260	$13.80

Stock Options

In January 1998, the Company adopted a stock incentive plan pursuant to which the Compensation Committee (the Committee) of the Board may grant incentive stock options, nonqualified stock options, restricted stock awards and performance share awards to certain employees, directors and others who perform services for the Company.

The number of shares available for grant of awards under such plan, if any, must be approved by the Company’s shareholders. On May 17, 2004, shareholders approved an amendment to the Amended and Restated Stock Incentive Plan, as amended (the Plan), to increase the number of shares available under the Plan from 1,000,000 to 1,250,000 shares and to provide that the new total number of shares will increase on January 1st of each year using a formula based on increases in the total number of shares outstanding. The amendment also increased the number of shares reserved for the grant of incentive stock options from 500,000 to 625,000 shares. If granted, outstanding options will be counted against the authorized pool of shares, regardless of their vested status. At March 31, 2006 and December 31, 2005, there were 287,192 shares available for grant under the Plan.

The option exercise price for each stock option grant will not be less than the fair market value on the date the option is granted. The Committee may determine the restrictions and conditions under which options may be exercised. Options must be exercised within ten years of the date granted.

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

The Company accounts for its stock options in accordance with the provisions of SFAS 123(R), which was adopted on January 1, 2006 under the modified prospective approach. In accordance with SFAS 123(R), the compensation cost that has been charged against income for stock-based compensation was $18,000 for the three months ended March 31, 2006. A tax benefit of $3,000 associated with this expense was recognized for the compensation expense related to the non-qualified stock options. The financial statements for prior interim periods and fiscal years have not been restated.

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment to SFAS No. 123, the following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation in prior periods.

(dollars in thousands, except share data)	Three months ended March 31, 2005

Net income
As reported	$885
Add back: Total stock-based compensation recorded, net of tax	61
Deduct: Total stock-based compensation determined under the fair value method, net of tax	(80)
Pro forma	$866

Earnings per share - basic
As reported	$0.17
Pro forma	$0.17

Earnings per share - diluted
As reported	$0.16
Pro forma	$0.15

The fair value of employee stock option grants are estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for the 31,000 stock options granted during the first quarter of 2005. No stock options were granted during the first quarter of 2006.

Three months ended March 31, 2005
Dividend yield	2.17%
Expected term	7 years
Expected volatility	24.9%
Risk-free interest rate	4.2%
Weighted-average grant date fair value	$3.42

The dividend yield is calculated by taking the Company’s historical dividend payment amount per year divided by the average market price of the Company’s stock. The expected term is determined using historical data which uses option exercises and employee terminations to calculate an expected term. Expected volatility is based on the historical volatility of the Company’s stock over the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for a similar expected term in effect at the time of the grant.

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

A summary of the Company’s stock incentive plan activity as of March 31, 2006 and changes during the quarter then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	465,349	$10.06	4 years	$2,815
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at March 31, 2006	465,349	$10.06	4 years	$2,815

Exercisable at March 31, 2006	429,599	$9.78	3 years	$2,720

As of March 31, 2006, there was $104,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted as stock options. Management does not anticipate any forfeitures for the remaining non-vested options. This cost is expected to be amortized on a straight-line basis over a weighted-average period of approximately 2.7 years and will be adjusted for subsequent changes in estimated forfeitures. The total fair value of shares vested during the three months ended March 31, 2006 was $16,000.

Inducement Stock Options

A summary of the Company’s inducement stock option activity as of March 31, 2006 and changes during the quarter then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	8,750	$12.86	8 years	$28
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at March 31, 2006	8,750	$12.86	8 years	$28

Exercisable at March 31, 2006	3,125	$12.69	8 years	$11

As of March 31, 2006, there was $16,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted as inducement stock options. Management does not anticipate any forfeitures for the remaining non-vested inducement options. This cost is expected to be amortized on a straight-line basis over a weighted-average period of approximately 2.7 years and will be adjusted for subsequent changes in estimated forfeitures. The total fair value of shares vested during the three months ended March 31, 2006 was $2,000.

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

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

The following table presents the net income and weighted average common shares outstanding used to calculate earnings per share for the three months ended March 31, 2006 and 2005:

	March 31,
(dollars in thousands, except share and per share data)	2006	2005
Basic earnings per share computation

Net income available to common shareholders	$1,313	$885

Weighted average shares - basic	5,233,523	5,084,048

Basic earnings per share	$0.25	$0.17

Diluted earnings per share computation

Net income available to common shareholders	$1,313	$885

Weighted average shares - basic	5,233,523	5,084,048
Shares assumed issued:
Stock options	160,554	124,110
Restricted stock	70,608	263,706

Weighted average shares - diluted	5,464,685	5,471,864

Diluted earnings per share	$0.24	$0.16

There were no anti-dilutive options for the three months ended March 31, 2006 and 31,000 anti-dilutive options for the three months ended March 31, 2005.

8. REGULATORY MATTERS

As of March 31, 2006, the Company met all capital adequacy requirements to which it was subject. As of that date, the Company had Tier 1 and Total Risk-Based Capital ratios of 9.87% and 11.18%, respectively, and a Leverage ratio of 8.14%. Regulatory guidelines permit the Company’s trust preferred securities to be included in the calculation of Tier 1, Total Risk-Based Capital, and Leverage ratios, subject to certain limitations.

As of March 31, 2006, WestStar met all capital adequacy requirements to which it was subject and exceeded the minimum ratios to be designated as “well-capitalized.” As of March 31, 2006, WestStar had Tier 1 and Total Risk-Based Capital ratios of 9.97% and 10.83%, respectively, and a Leverage ratio of 8.25%.

9. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156 (SFAS 156), Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140. SFAS 156 (1) requires that a servicing asset or liability be recognized each time a contract to service a financial asset is entered into, (2) requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and (3) permits the subsequent measurement of servicing assets and servicing liabilities based on the amortization method or the fair value measurement method. SFAS 156 also permits a one-time reclassification of available-for-sale securities to trading securities provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in the fair value of servicing assets or servicing liabilities that are subsequently measured at fair value. SFAS 156 will become effective as of the beginning of the first fiscal year that begins after September 15, 2006. Earlier adoption is permitted at the beginning of an entity’s fiscal year provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year.

The Company will apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions entered into on or after January 1, 2007. Management has not completed its evaluation of the impact of SFAS 156 but believes that the effect on the Company’s financial position and results of operations will not be material.

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

10. LEGAL CONTINGENCIES

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

11. SUBSEQUENT EVENTS

On April 17, 2006, the Board of Directors declared a regular quarterly dividend of $0.07 per share payable on May 12, 2006 to shareholders of record on April 28, 2006.

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

Basis of Presentation

The following discussion and analysis provides information regarding the Company’s financial condition as of March 31, 2006 compared to December 31, 2005, and its results of operations for the three months ended March 31, 2006, in comparison to the three months ended March 31, 2005. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

Net income was $1.3 million for the three months ended March 31, 2006, an increase of $428,000, or 48%, from $885,000 in the first quarter of 2005.

Diluted earnings per share for the three months ended March 31, 2006 were $0.24 compared to $0.16 for the first quarter of 2005, an increase of 50%.

The annualized return on average assets was 0.77% for the three months ended March 31, 2006 compared to 0.55% for the three months ended March 31, 2005, a 40% increase.

The annualized return on average equity was 8.29% for the three months ended March 31, 2006 compared to 5.95% for the three months ended March 31, 2005, a 39% increase.

Results of Operations - Quarter and Year to Date

Net Interest Income. Net interest income, on a fully tax-equivalent basis (FTE), increased by $1.1 million, or 16%, to $8.1 million for the three months ended March 31, 2006 from $7.0 million for the three months ended March 31, 2005. The net interest margin on an FTE basis was 5.49% for the three months ended March 31, 2006 as compared to 5.11% for the three months ended March 31, 2005. Net interest margin is influenced by the level and relative mix of earning assets and interest bearing liabilities as well as the cost of interest bearing liabilities as compared to the yield on earning assets. The increase in net interest margin during the first quarter of 2006 as compared to the first quarter of 2005 was due to the increase in the average yield on earning assets exceeding the increase in the average cost of interest bearing liabilities, as explained in more detail in the following two paragraphs.

Average loans increased $96.3 million, a 24% increase since March 31, 2005, as a result of Colorado’s improved economy and an internal focus on building the loan portfolio. The growth in average deposits, up $33.4 million, or 6%, from March 31, 2005 enabled the Company to grow the loan portfolio without increasing higher-rate debt. Average FHLB bank advances decreased $13.7 million, or 36%, since March 31, 2005 to an average balance of $24.9 million for the first quarter 2006. The 200 basis point interest rate increases implemented by the Federal Reserve from March 31, 2005 through March 31, 2006 have also contributed to the increase in the net interest margin. Interest income FTE increased to $11.9 million for the three months ended March 31, 2006 from $9.3 million for the three months ended March 31, 2005. During this time, average earning assets increased $46.6 million, or 8%, from $554.2 million for the three months ended March 31, 2005 to $600.8 million for the three months ended March 31, 2006. During the first quarter of 2006, loans had an average yield of 8.84%, an increase of 117 basis points from a yield of 7.67% for the first quarter of 2005. The average yield on federal funds sold also increased during the first quarter of 2006 as compared to the first quarter of 2005, rising 166 basis points to 4.25% for the first quarter of 2006. As a result of these increases in average yields, the total yield on average earning assets increased 121 basis points to 8.04% for the first quarter of 2006, as compared to 6.83% for the first quarter of 2005.

Interest expense increased to $3.8 million, a change of $1.5 million or 65%, for the three months ended March 31, 2006, as compared to $2.3 million for the corresponding period in 2005. This increase was comprised primarily of a $1.3 million, or 101%, increase in interest expense on deposits, due to an increase in average balances and an increase in cost of funds due to rising interest rates during the three months ended March 31, 2006, as compared to the corresponding period in 2005. The Company has also incurred increased expense related to its overnight sweep products (securities sold under agreements to repurchase). Due to an internal focus to market this product, the average balance has increased 403%, or $17.7 million, since March 31, 2005. Accordingly, the interest expense associated with overnight sweep products has increased from $25,000 for the quarter ended March 31, 2005 to $221,000 for the quarter ended March 31, 2006. Average interest bearing deposits increased $27.1 million, or 7%, in 2006 over the corresponding period in 2005. As a result, the total cost of interest-bearing liabilities increased 104 basis points to 3.09% for the first quarter of 2006, as compared to 2.05% for the first quarter of 2005. This increase in cost of interest bearing liabilities, however, was not in proportion to the increase in yield on average earning assets, resulting in an overall increase in net interest income and net interest margin for the first quarter of 2006.

Non-Interest Income. During the three months ended March 31, 2006, non-interest income increased by $79,000, or 6%, to $1.5 million from $1.4 million for the three months ended March 31, 2005. This increase was primarily attributable to increases in service charges and other deposit related fees.

Non-Interest Expense. Non-interest expense increased $495,000, or 7%, to $7.5 million for the three months ended March 31, 2006, from $7.0 million for the three months ended March 31, 2005. This increase was attributable to the following: (1) an increase in salaries and benefits of $383,000, or 9%, compared to first quarter 2005 due to increased salaries and increased health insurance costs; (2) an increase of $112,000 in occupancy expenses which reflects the opening of the Fruita branch in June 2005 and increases in common area maintenance costs, gas and electrical services.

The efficiency ratio was 78% for the three months ended March 31, 2006 compared to 84% for the three months ended March 31, 2005. The improvement in the efficiency ratio was due to the increase in revenue (net interest income plus non-interest income) of $1.3 million, or 15%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, while at the same time non-interest expenses increased by a lesser degree, 7% or $495,000.

Income Taxes. The Company’s effective income tax rate (income tax expense as a percentage of pre-tax income) was 29.5% for the three months ended March 31, 2006, as compared to 29.3% for the three months ended March 31, 2005.

Financial Condition

The Company's assets increased by $18.7 million, or 3%, to $705.0 million as of March 31, 2006, from $686.3 million as of December 31, 2005.

Federal funds sold balances increased by $2.9 million, or 27%, to $13.5 million as of March 31, 2006 from $10.6 million at December 31, 2005. Investment securities decreased to $84.0 million as of March 31, 2006, compared to $87.4 million as of December 31, 2005, a 4% decrease. The decrease in investment securities is due to maturities and principal payments received on mortgage-backed securities in the portfolio.

The Company originates consumer mortgage loans with the intent to sell those loans to third parties. As of March 31, 2006 and December 31, 2005, the Company did not have any loans held for sale. The ending balance of loans held for sale at any particular date is dependent on the timing of the closing and ultimate funding of the loans by third parties. Thus, an increase or decrease in the ending balance is primarily a function of timing and may not be indicative of trends in mortgage loan demand.

Deposits increased by $5.0 million, or 1%, from $552.5 million as of December 31, 2005, to $557.5 million as of March 31, 2006. The largest increase was in money market deposits, with a $19.1 million, or 9% increase. This was partially offset with decreases in both certificates of deposits and non-interest bearing checking. Core deposits, which exclude certificates of deposits, increased $7.6 million, or 2%, since December 31, 2005 to $470.1 million at March 31, 2006.

Asset Quality

Provision and Allowance for Loan Losses. Provision expense for the three months ended March 31, 2006 was $215,000 compared to $65,000 for the three months ended March 31, 2005. This increase of $150,000 was primarily due to the Company’s loan growth. The allowance for loan losses of $4.7 million as of March 31, 2006 was up from $4.5 million as of December 31, 2005, and represents 0.93% of total loans as of March 31, 2006, as compared to 0.92% of total loans at December 31, 2005. Since December 31, 2005, average loans have increased $40.5 million, or 9%. Loans past due 90 days or more and still accruing interest increased to $247,000 at March 31, 2006 compared to $83,000 at December 31, 2005.

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

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses Analysis (dollars in thousands)	Three months ended March 31,
	2006	2005

Average total loans	$498,619	$402,340

Total loans at end of period	$506,387	$402,763

Allowance at beginning of period	$4,473	$3,895
Loans charged off	(4)	(24)
Recoveries on loans previously charged off	1	53
Provision for loan losses	215	65
Allowance at end of period	$4,685	$3,989

Annualized net (charge-offs) recoveries to average loans	0.00%	0.03%
Allowance to total loans at end of period	0.93%	0.99%

Non-Performing Assets. The following table presents information regarding non-performing assets as of the dates indicated.

Non-Performing Assets (dollars in thousands)	March 31,
	2006	2005

Nonaccrual loans	$188	$1,391
Restructured loans	—	—
Total non-performing loans	188	1,391
Foreclosed properties	1,093	802
Total non-performing assets	1,281	2,193
Loans 90 days or more past due and accruing	247	1,053
Total risk assets	$1,528	$3,246

Non-performing loans to total loans	0.04%	0.35%

Non-performing assets to loan related assets	0.25%	0.54%

Non-performing assets to total assets	0.18%	0.32%

Risk assets to loan related assets	0.30%	0.80%

Foreclosed properties are recorded at fair value less estimated costs to sell. Anticipated losses are recorded at the time of transfer from loans. Management is not aware of any significant adverse trends relating to its loan portfolio.

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

The following financial instruments represent off-balance-sheet risk:

(dollars in thousands)	March 31, 2006	December 31, 2005
Financial instruments whose contractual
amounts represent credit risk
Commitments to extend credit	$112,258	$124,111
Letters of credit	22,869	20,363
Total commercial commitments	$135,127	$144,474

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

As of March 31, 2006, the Company had cash and cash equivalents (including federal funds sold) of $32.4 million and investment securities of $84.0 million. Approximately $83.9 million of the Company’s investment portfolio is classified as available-for-sale and can be readily sold. $40.1 million of this amount has been pledged to secure uninsured public fund deposits and $38.3 million has been pledged to secure securities sold under agreements to repurchase. Accordingly, these pledged amounts may not be available to meet general liquidity needs. Based on current plans and business conditions, the Company expects that its cash, cash equivalents, investment securities and available borrowing capacity under its credit facilities, together with any amounts generated from operations, will be sufficient to meet the Company’s liquidity requirements for the next 12 months. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

Borrowings

As a member of the FHLB and, as a regular part of its business, WestStar obtains both short and long-term advances from the FHLB. Advances are collateralized primarily by FHLB stock owned by WestStar and loans secured by certain mortgages or deeds of trust. As of March 31, 2006, the Company’s total borrowing capacity was $172.6 million of which $24.0 million of borrowings were outstanding. Additionally, the Company had $21.0 million in the form of stand-by irrevocable letters of credit issued by the FHLB and pledged as collateral for uninsured public fund deposits as of March 31, 2006.

WestStar has established an unsecured, overnight federal funds line with Bankers’ Bank of the West that expires on August 31, 2006. As of March 31, 2006, the authorized borrowing line totaled $40.1 million, with no amounts outstanding.

WestStar has also established an unsecured, overnight federal funds line with First Tennessee Bank, N.A. that expires on September 30, 2006. As of March 31, 2006, the authorized borrowing line totaled $20.0 million, with no amounts outstanding. This line is subject to cancellation by First Tennessee at any time upon the occurrence of certain conditions.

Dividends

Payment of dividends is at the discretion of the Board and is determined by taking into account the earnings, capital levels, cash requirements, and the financial condition of Vail Banks and WestStar, as well as applicable government regulations and other relevant factors. The payment of dividends by Vail Banks and WestStar may also be affected or limited by other factors, such as the requirement to maintain adequate capital to meet regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. Capital adequacy considerations could further limit the availability of dividends. Due to the volume of dividends paid relative to earnings in earlier years, any dividend payments from WestStar to Vail Banks required prior regulatory approval through December 31, 2005. Commencing January 1, 2006, WestStar is no longer required to obtain regulatory approval for dividend payments from WestStar to Vail Banks. A principal source of Vail Banks’ income is dividends from WestStar.

On April 17, 2006, the Board declared a regular quarterly dividend of $0.07 per share payable on May 12, 2006 to Vail Banks’ shareholders of record on April 28, 2006.

Shares Repurchase Plan

At its meeting on January 16, 2006, the Company’s Board of Directors reauthorized the Company’s common shares repurchase program that was originally approved in February 2001. Since inception of the program through March 31, 2006, the Company has repurchased 1,535,380 common shares at an average price of $12.10 per share, for a total of approximately $19.0 million. The total amount of repurchases under the program, both previously completed and allowable up to January 2006, equals in the aggregate approximately $29.0 million. The total amount of repurchases available under the program is approximately $10.0 million. During the first three months of 2006, the Company did not repurchase any of its common shares.

Capital Resources

As of March 31, 2006, shareholders’ equity had increased $973,000, or 2%, to $64.7 million from $63.7 million as of December 31, 2005. This increase is primarily related to the retention of earnings of $1.3 million; offset by an increase in accumulated other comprehensive loss of $115,000 due to the unrealized loss on available-for-sale securities, and the payment of dividends of $393,000.

As of March 31, 2006 and 2005, the Company met all capital adequacy requirements to which it was subject. As of March 31, 2006, the Company had Tier 1 and Total Risk-Based Capital ratios of 9.82% and 11.13%, respectively, and a Leverage ratio of 8.14%. As of March 31, 2005, the Company had Tier 1 and Total Risk-Based Capital ratios of 10.14% and 11.62%, respectively, and a Leverage ratio of 8.01%.

As of March 31, 2006 and 2005, WestStar met all capital adequacy requirements to which it was subject and exceeded the minimum ratios to be designated as “well-capitalized.” As of March 31, 2006, WestStar had Tier 1 and Total Risk-Based Capital ratios of 9.97% and 10.83%, respectively, and a Leverage ratio of 8.25%. As of March 31, 2005, WestStar had Tier 1 and Total Risk-Based Capital ratios of 10.36% and 11.21%, respectively, and a Leverage ratio of 7.91%.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the Company is exposed is interest rate risk arising from the instruments and transactions entered into by the Company. They include loans, securities available-for-sale, deposit liabilities, and borrowings. Interest rate risk occurs when interest-sensitive assets and liabilities reprice at different times as market interest rates change. Interest-sensitive assets and liabilities are those that are subject to repricing in the near term, including both variable rate instruments and those fixed rate instruments that are approaching maturity. For example, if fixed-rate assets are funded with floating-rate debt, the spread between asset and liability rates will decline or turn negative if rates increase. Additionally, interest rate risk results from changing spreads between asset and liability rates.

The Company’s Asset/Liability Committee manages interest rate risk. The principal objective of asset/liability management is to manage the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. To effectively measure and manage interest rate risk, the Company uses computer simulations that determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, investment securities, loans, deposits, and borrowings. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these computer simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. As of March 31, 2006, the Company has never used interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposures.

Management continually monitors the Company’s exposure to fluctuations in market rates. One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model. Such estimates are based upon a number of assumptions for each scenario, including the level of loan growth and deposit and loan repricing characteristics. The simulation model measures the potential change in net interest income for future periods under various interest rate scenarios. Based on these simulation models, if interest rates increased 200 basis points over the twelve month period ended March 31, 2007 and then remained constant thereafter, net interest income would increase an estimated $1.8 million for the year ended March 31, 2007 and an estimated $4.8 million for the twelve months ended March 31, 2008. On the contrary, if interest rates decreased 100 basis points over the twelve month period ended March 31, 2007 and then remained constant thereafter, net interest income would decrease an estimated $938,000 for the twelve months end March 31, 2007 and $2.5 million for the year ended March 31, 2008.

The increase in short-term rates by the Federal Reserve during 2005, and thus far in 2006, has effectively repriced a significant portion of the Company’s loan portfolio. Due to the deposit growth during the first three months of 2006, the Company has been able to minimize increases to funding costs, while capitalizing on the increased yield on loans, thereby increasing the net interest margin.

Item 4.     CONTROLS AND PROCEDURES

Company management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the Company’s disclosure controls and procedures (as defined in rules of the Securities and Exchange Commission) as of March 31, 2006. Based on, and as of the date of, that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted under the Securities and Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A.  RISK FACTORS.

There have been no material changes to the Company’s risk factors during the first quarter of 2006. For a complete discussion of the Company’s risk factors, please reference the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2005.

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

VAIL BANKS, INC.

Date: May 15, 2006	/s/ GARY S. JUDD
Gary S. Judd
Chief Executive Officer and President
(Principal Executive Officer)
May 15, 2006

Date: May 15, 2006	/s/ BRADY T. BURT
Brady T. Burt
Chief Financial Officer
(Principal Financial Officer)
May 15, 2006

VAIL BANKS, INC.
Exhibit Index

Exhibit No.	Description

31.1	Certification by Gary S. Judd, Chief Executive Officer and President of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Brady T. Burt, Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Gary S. Judd, Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Brady T. Burt, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002