Form 10-Q
period 2006-06-30
VAIL BANKS INC
filed 2006-08-11
CIK 1035770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

As of August 7, 2006, there were 5,606,235 common shares ($1.00 par value per share) outstanding.

VAIL BANKS, INC.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheet (unaudited)	3
Consolidated Statement of Income and Comprehensive Income (unaudited)	4
Consolidated Statement of Cash Flows (unaudited)	5
Notes to Unaudited Consolidated Financial Statements	8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements	17
Basis of Presentation	17
Proposed Merger with U.S. Bancorp	17
Overview	18
Results of Operations - Quarter to Date	18
Results of Operations - Year to Date	19
Financial Condition	20
Asset Quality	20
Financial Instruments With Off-Balance-Sheet Risk	20
Liquidity	22
Capital Resources	23

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24

ITEM 4. CONTROLS AND PROCEDURES	24

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.	25
ITEM 1A. RISK FACTORS.	25
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	26
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	26
ITEM 5. OTHER INFORMATION	26
ITEM 6. EXHIBITS.	27

SIGNATURES	28

PART 1 FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

VAIL BANKS, INC.
Consolidated Balance Sheet (unaudited)
	June 30,	December 31,
(dollars in thousands, except share data)	2006	2005
ASSETS
Cash and due from banks	$21,793	$20,728
Federal funds sold	4,990	10,630
Total cash and cash equivalents	26,783	31,358
Investment securities, available-for-sale	79,081	87,265
Investment securities, held-to-maturity	158	175
Investments in Trust I and Trust II	743	743
Loans, net	530,684	481,511
Investments in bank stocks, at cost	4,612	4,558
Premises and equipment, net	38,775	38,686
Interest receivable	3,110	2,796
Goodwill	35,970	35,970
Core deposit intangible	99	119
Other assets	4,120	3,138
	$724,135	$686,319
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$122,911	$133,250
Interest bearing	438,516	419,258
Total deposits	561,427	552,508
Securities sold under agreements to repurchase	39,883	12,470
Federal Home Loan Bank advances	23,673	25,759
Subordinated notes to Trust I and Trust II	24,743	24,743
Interest payable and other liabilities	6,163	4,606
Total liabilities	655,889	620,086
Minority interest	2,547	2,500
Commitments and contingencies (Notes 7 and 11)
Shareholders’ equity
Preferred shares - $1 par value; 2,250,000 shares authorized, no shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	—	—
Common shares - $1 par value; 20,000,000 shares authorized, 5,606,235 shares issued and outstanding at June 30, 2006 and December 31, 2005	5,606	5,606
Additional paid-in capital	36,355	35,976
Retained earnings	25,158	23,188
Accumulated other comprehensive loss, net of tax benefit of $834 and $609 at June 30, 2006 and December 31, 2005, respectively	(1,420)	(1,037)
Total shareholders’ equity	65,699	63,733
	$724,135	$686,319

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VAIL BANKS, INC.
Consolidated Statement of Income and Comprehensive Income
(dollars in thousands, except share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Interest income
Interest and fees on loans	$11,917	$8,243	$22,780	$15,857
Interest on investment securities	768	970	1,552	2,286
Interest on federal funds sold	98	219	177	411
Investments in Trust I and II	19	19	38	38
Interest on bank stocks	57	58	118	113
Total interest income	12,859	9,509	24,665	18,705
Interest expense
Deposits	3,039	1,623	5,706	2,952
Borrowings	247	241	502	605
Securities sold under agreements to repurchase	370	98	591	123
Federal funds purchased	13	—	20	—
Subordinated notes to Trust I and II	630	630	1,261	1,261
Total interest expense	4,299	2,592	8,080	4,941
Net interest income	8,560	6,917	16,585	13,764
Provision/(credit) for the allowance for loan losses	240	(36)	455	29
Net interest income after provision/(credit) for the allowance for loan losses	8,320	6,953	16,130	13,735
Non-interest income
Gain on sale of premises and equipment	—	11	—	3
Deposit related	690	645	1,337	1,265
Mortgage broker fees	461	459	864	853
Other	481	426	945	855
Total non-interest income	1,632	1,541	3,146	2,976
Non-interest expense
Salaries and employee benefits	4,580	4,109	9,158	8,304
Occupancy	939	1,044	1,915	2,043
Furniture and equipment	603	650	1,219	1,333
Other	1,803	1,272	3,094	2,361
Total non-interest expense	7,925	7,075	15,386	14,041
Income before income tax provision	2,027	1,419	3,890	2,670
Provision for income taxes	585	448	1,135	814
Net income	1,442	971	2,755	1,856
Net change in unrealized (loss)/gain on investment securities available for sale, net of taxes	(268)	424	(383)	(47)
Comprehensive income	$1,174	$1,395	$2,372	$1,809

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VAIL BANKS, INC.
Consolidated Statement of Income and Comprehensive Income (Continued)
(dollars in thousands, except share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Earnings per share
Basic	$0.28	$0.19	$0.53	$0.36
Diluted	$0.26	$0.18	$0.50	$0.34
Weighted average common shares
Basic	5,248,704	5,180,909	5,241,155	5,132,746
Diluted	5,498,264	5,335,764	5,481,567	5,403,438

Dividend per share	$0.07	$0.07	$0.14	$0.14

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VAIL BANKS, INC.
Consolidated Statement of Cash Flows
(dollars in thousands)
(unaudited)

	Six months ended June 30,
	2006	2005

Cash flows from operating activities
Net income	$2,755	$1,856
Adjustments to reconcile net income to net cash provided by operating activities
Net amortization of premiums on investment securities	231	244
Provision for loan losses	455	29
Amortization of deferred loan fees	(618)	(611)
Gain on sale of premises and equipment	—	(3)
Depreciation and amortization	1,055	1,044
Gain on sale of foreclosed properties	—	(27)
Recognition of compensation expense on restricted common shares and stock options	379	254
Minority interest expense	47	36
Federal Home Loan Bank stock dividends	(54)	(51)
Deferred income tax expense	5	—
Changes in operating assets and liabilities
Loans held for sale	—	5,910
Interest receivable	(314)	(114)
Other assets	(327)	49
Interest payable and other liabilities	1,546	(683)
Net cash provided by operating activities	5,160	7,933

Cash flows from investing activities
Purchases of investment securities, available for sale	(650)	(30,466)
Proceeds from maturities of investment securities, held to maturity	17	59
Proceeds from maturities/calls of investment securities, available for sale	7,995	37,882
Net increase in loans	(49,434)	(13,697)
Purchases of premises and equipment	(1,124)	(1,150)
Proceeds from sales of premises and equipment	—	99
Proceeds from sales of foreclosed properties	—	248
Net cash used by investing activities	(43,196)	(7,025)

Cash flows from financing activities
Net increase in deposits	8,919	19,464
Net increase in securities sold under agreements to repurchase	27,413	16,240
Net decrease in Federal Home Loan Bank advances	(2,086)	(15,312)
Proceeds from issuance of common shares	—	718
Distribution to minority partners	—	(155)
Payment of cash dividends on common shares	(785)	(766)
Net cash provided by financing activities	33,461	20,189
Net (decrease) increase in cash and cash equivalents	(4,575)	21,097
Cash and cash equivalents at beginning of period	31,358	35,655
Cash and cash equivalents at end of period	$26,783	$56,752

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VAIL BANKS, INC.
Consolidated Statement of Cash Flows (Continued)
(dollars in thousands)
(unaudited)

	Six months ended June 30,
	2006	2005

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowed funds	$7,801	$4,912
Income taxes	$1,675	$270

Non-cash investing and financing transactions Foreclosure of collateralized loans, net of reserve	$424	$25
Unrealized loss on investment securities available-for-sale, net of taxes	$(383)	$(47)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

1.  ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Vail Banks, Inc. (Vail Banks or the Company) and its wholly-owned subsidiary, WestStar Bank (WestStar). Vail Banks and WestStar own a combined 54.04% interest in Avon 56 Limited and 74.94% of Glenwood/Rose L.P. which are consolidated in the financial statements of Vail Banks in accordance with Statement of Financial Accounting Standards (SFAS) No. 94, Consolidation of All Majority-Owned Subsidiaries (SFAS 94). Avon 56 Limited and Glenwood/Rose L.P. are partnerships that own bank buildings in Avon, Colorado and Glenwood Springs, Colorado, respectively. As a result of the fact that these partnerships are not fully-owned, the non-controlling interest in the partnerships is reflected as minority interest in the consolidated financial statements. All entities are collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the consolidated financial statements as of December 31, 2005. These interim, unaudited, consolidated financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2005. In the opinion of management, all adjustments necessary, consisting of only normal recurring items, have been included for a fair presentation of the accompanying consolidated financial statements. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

2.  PROPOSED MERGER WITH U.S. BANCORP

On May 31, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with U.S. Bancorp, a Delaware corporation (“USB”), and Powder Acquisition Corp., a Colorado corporation and a wholly-owned subsidiary of USB (“Merger Sub”). The Merger Agreement and the transaction contemplated thereby were approved by the Company’s board of directors and the board of directors agreed to recommend the transaction for approval by the Company’s shareholders on May 31, 2006. Pursuant to the terms of the Merger Agreement, at the effective time of the merger, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of USB. All of the Company’s common shares issued and outstanding will be immediately and automatically converted into the right to receive $17.00 per share in cash, and all outstanding options will be immediately and automatically converted into the right to receive the excess, if any, of $17.00 per option in cash over the exercise price of such option, less any tax withholding. The total transaction value is approximately $98.6 million.

In addition, the Company has agreed, among other things and subject to certain exceptions as described in the Merger Agreement, (i) to conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and consummation of this merger, (ii) not to engage in certain transactions during such period, (iii) to cause a shareholder meeting to be held to consider approval of this merger and the other transactions contemplated by the Merger Agreement, (iv) subject to certain limited exceptions to permit the board of directors to comply with their fiduciary duties, for the Company’s board of directors to recommend that the shareholders adopt the Merger Agreement and thereby approve this merger, and (v) subject to certain limited exceptions to permit the board of directors to comply with their fiduciary duties, not to solicit proposals relating to alternative business combination transactions, or to enter into discussions concerning, or to provide information in connection with, alternative business combination transactions.

Consummation of the merger, which is currently expected in the third quarter of 2006, is subject to a number of conditions, including shareholder approval, absence of any law or order prohibiting the consummation of this merger, expiration, regulatory approval, and certain other customary conditions. On June 28, 2006, the Company and USB made the required filings with the Board of Governors of the Federal Reserve System and the Colorado Division of Banking to gain approval of the merger. The Federal Reserve Board approved the merger application on August 7, 2006 and the applicable waiting period will expire on August 22, 2006. The Company has submitted the Merger Agreement and the merger described above to shareholders for their consideration at a special meeting of shareholders to be held on August 31, 2006.

Pursuant to the terms of the Merger Agreement, the Company and USB each have certain termination rights. Upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay USB a termination fee of approximately $3.95 million.

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

3.  INVESTMENT SECURITIES

Investment securities consist of the following:

	June 30, 2006		December 31, 2005
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value

Securities available-for-sale
Government agencies (1)	$18,935	$18,643	$22,039	$21,632
State and municipal obligations	21,615	21,517	21,225	21,548
Mortgage-backed securities	35,537	34,211	40,647	39,469
Agency preferred stock	4,500	3,978	4,500	4,116
Other	750	732	500	500
Total securities available-for-sale	$81,337	$79,081	$88,911	$87,265

Securities held-to-maturity
Mortgage-backed securities	$158	$163	$175	$184

(1) Includes mortgage-backed government agencies.

After-tax net unrealized losses on investment securities increased $383,000 during the six months ended June 30, 2006 from an unrealized loss of $1.0 million at December 31, 2005 to an unrealized loss of $1.4 million at June 30, 2006. The increase in the after-tax net unrealized losses on available-for-sale securities relates primarily to the 100 basis point increase in interest rates implemented by the Federal Reserve during the first and second quarters of 2006. Management does not believe any individual unrealized loss as of June 30, 2006 represents an other-than-temporary impairment.

The following table presents the components of investment income for the three and six months ended June 30, 2006 and 2005.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2006	2005	2006	2005
Taxable interest income	$498	$746	$1,004	$1,719
Nontaxable interest income	270	224	548	567
	$768	$970	$1,552	$2,286

4. LOANS

Loans consist of the following:

(dollars in thousands)	June 30, 2006	December 31, 005

Real estate - construction	$229,644	$222,857
Commercial, industrial and agricultural	187,373	168,110
Real estate - mortgage	113,762	88,679
Consumer and other	5,915	7,455
Gross loans	536,694	487,101
Less: Allowance for loan losses	(4,929)	(4,473)
Deferred loan fees, net	(1,081)	(1,117)
Loans, net	$530,684	$481,511

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

Two loans, with total carrying values of $424,000, were transferred to foreclosed properties during the first quarter of 2006. No loans were transferred to foreclosed properties during the second quarter of 2006 and 2005. One other-real-estate-owned property was written down $200,000 during the second quarter of 2006.

The principal balance of loans on which the accrual of interest has been discontinued was $2.5 million at June 30, 2006. As of June 30, 2006, $27,000 of loans were past due 90 days and still accruing interest. In comparison, as of June 30, 2005, there were no loans on which the accrual of interest had been discontinued and $181,000 of loans were past due 90 days and still accruing interest.

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

The following is a summary of information pertaining to impaired loans:

	June 30,	December 31,
(dollars in thousands)	2006	2005

Impaired loans without a valuation allowance	$4,077	$3,781
Impaired loans with a valuation allowance	6,841	725
Total impaired loans	$10,918	$4,506
Valuation allowance related to impaired loans	$169	$173

In the ordinary course of business, the Company had loans receivable from directors, executive officers and principal shareholders (holders of more than five percent of the outstanding common shares) of the Company and their affiliates as follows:

(dollars in thousands)	2006

Balance at January 1, 2006	$13,243
New loans	3,094
Payments	(3,628)
Balance at June 30, 2006	$12,709

5.  ALLOWANCE FOR LOAN LOSSES

Activity in the allowance is summarized as follows:

(dollars in thousands)	2006	2005

Allowance at January 1,	$4,473	$3,895
Loans charged off	(4)	(25)
Recoveries on loans previously charged off	5	104
Provision for loan losses	455	29
Allowance at June 30,	$4,929	$4,003

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

6.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. At June 30, 2006 and December 31, 2005, the carrying amount of securities sold to secure repurchase agreements was $39.9 million and $12.5 million, respectively. This $27.4 million increase is due to the Company’s recent marketing efforts focused on increasing the use of this product. Securities sold under agreements to repurchase are reported as the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

7.  BORROWINGS

As a member of the Federal Home Loan Bank (FHLB), and as a regular part of its business, WestStar obtains both short and long-term advances from the FHLB of Topeka. Advances are collateralized primarily by FHLB stock owned by WestStar and loans secured by certain mortgages or deeds of trust. As of June 30, 2006, the Company’s total borrowing capacity was $180.8 million of which $23.7 million of borrowings were outstanding. Additionally, the Company had $31.0 million in stand-by irrevocable letters of credit issued by the FHLB and pledged as collateral for uninsured public fund deposits at June 30, 2006. As of December 31, 2005, the authorized borrowing line totaled $175.2 million of which $25.8 million was outstanding. Additionally, as of December 31, 2005, the Company had a $5.0 million stand-by irrevocable letter of credit from the FHLB pledged as collateral for uninsured public fund deposits.

WestStar has established an unsecured, overnight federal funds line with Bankers’ Bank of the West that expires on August 31, 2006. As of June 30, 2006 and December 31, 2005, this authorized borrowing line totaled $40.1 million with no amounts outstanding.

WestStar has also established an unsecured, overnight federal funds line with First Tennessee Bank, N.A. that expires on September 30, 2006. As of June 30, 2006 and December 31, 2005, this authorized borrowing line totaled $20.0 million with no amounts outstanding. This line is subject to cancellation by First Tennessee at any time upon the occurrence of certain conditions.

8.  SHAREHOLDERS’ EQUITY

Shares Repurchase Plan

At its meeting on January 16, 2006, the Company’s Board of Directors reauthorized the Company’s common shares repurchase program that was originally approved in February 2001. Since inception of the program through June 30, 2006, the Company has repurchased 1,535,380 common shares at an average price of $12.10 per share, for a total of approximately $19.0 million. The total amount of repurchases under the program, both previously completed and allowable up to January 2007, aggregate to approximately $29.0 million. During the first and second quarters of 2006, the Company did not repurchase any of its common shares.

Restricted Shares

On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), under the modified prospective approach. Adoption of this standard had no impact on the Company’s accounting for its restricted share grants. The financial statements for prior interim periods and fiscal years have not been restated. Accordingly, compensation expense is recorded over the vesting period of the restricted shares equal to the value of the restricted shares using the market price of the shares on the grant date. Generally, the restricted share awards vest ratably over the service period; however, vesting may also be based upon attainment of certain performance measures. As of June 30, 2006, total unearned compensation on restricted share grants was $4.4 million.

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

The following table summarizes information related to restricted share grants for the six months ended June 30, 2006:

	Non-vested Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2005	382,974	$12.50
Granted	—	—
Vested	29,881	12.50
Balance at June 30, 2006	353,093	$12.50

Stock Options

In January 1998, the Company adopted a stock incentive plan pursuant to which the Compensation Committee (the Committee) of the Board may grant incentive stock options, nonqualified stock options, restricted share awards and performance share awards to certain employees, directors and others who perform services for the Company.

The number of shares available for grant of awards under such plan, if any, must be approved by the Company’s shareholders. On May 17, 2004, shareholders approved an amendment to the Amended and Restated Stock Incentive Plan, as amended (the Plan), to increase the number of shares available under the Plan from 1,000,000 to 1,250,000 shares and to provide that the new total number of shares will increase on January 1st of each year using a formula based on increases in the total number of shares outstanding. The amendment also increased the number of shares reserved for the grant of incentive stock options from 500,000 to 625,000 shares. If granted, outstanding options will be counted against the authorized pool of shares, regardless of their vested status. At June 30, 2006 and December 31, 2005, there were 287,192 shares available for grant under the Plan.

The option exercise price for each stock option grant will not be less than the fair market value on the date the option is granted. The Committee may determine the restrictions and conditions under which options may be exercised. Options must be exercised within ten years of the date granted.

The Company accounts for its stock options in accordance with the provisions of SFAS 123(R), which was adopted on January 1, 2006 under the modified prospective approach. In accordance with SFAS 123(R), the compensation cost that has been charged against income for stock options was $14,000 for the three months ended June 30, 2006 and $32,000 for the six months ended June 30, 2006. Tax benefits of $3,000 and $6,000 associated with this expense were recognized for the compensation expense related to the non-qualified stock options for the three and six months ended June 30, 2006, respectively. The financial statements for prior interim periods and fiscal years have not been restated.

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment to SFAS No. 123, the following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation in prior periods.

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

(in thousands, except share data)	Three months ended June 30, 2005	Six months ended June 30, 2005

Net income
As reported	$971	$1,856
Add back: Total stock-based compensation recorded, net of tax	99	160
Deduct: Total stock-based compensation determined under the fair value method, net of tax	(106)	(176)
Pro forma	$964	$1,840

Earnings per share - basic
As reported	$0.19	$0.36
Pro forma	$0.19	$0.36

Earnings per share - diluted
As reported	$0.18	$0.34
Pro forma	$0.18	$0.34

The fair value of employee stock option grants is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for the six months ended June 30, 2006 and 2005.

	2006	2005

Dividend yield	**	2.17%
Expected life	**	7 years
Expected volatility	**	24.9%
Risk-free interest rate	**	4.2%

**No stock options were granted during 2006.

The dividend yield is calculated by taking the Company’s historical dividend payment amount per year divided by the average market price of the Company’s common shares. The expected term is determined using historical data which uses option exercises and employee terminations to calculate an expected term. Expected volatility is based on the historical volatility of the Company’s common shares over the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve for a similar expected term in effect at the time of the grant.

A summary of the Company’s stock incentive plan activity as of June 30, 2006 and changes during the six months then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	465,349	$10.06	4 years	$2,815
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(63)	$11.20	—	$1
Outstanding at June 30, 2006	465,286	$10.06	4 years	$3,070

Exercisable at June 30, 2006	431,411	$9.79	3 years	$2,964

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

As of June 30, 2006, there was $92,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted as stock options. Management does not anticipate any forfeitures for the remaining non-vested options. This cost is expected to be amortized on a straight-line basis over a weighted-average period of approximately 2.5 years and will be adjusted for subsequent changes in estimated forfeitures. The total fair value of shares vested during the three and six months ended June 30, 2006 was $12,000 and $28,000, respectively.

Inducement Stock Options

A summary of the Company’s inducement stock option activity as of June 30, 2006 and changes during the six months then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	8,750	$12.86	8 years	$28
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at June 30, 2006	8,750	$12.86	8 years	$33

Exercisable at June 30, 2006	4,062	$12.59	7 years	$17

As of June 30, 2006, there was $15,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted as inducement stock options. Management does not anticipate any forfeitures for the remaining non-vested inducement options. This cost is expected to be amortized on a straight-line basis over a weighted-average period of approximately 2.5 years and will be adjusted for subsequent changes in estimated forfeitures. The total fair value of shares vested during the three and six months ended June 30, 2006 was $2,000 and $4,000, respectively.

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

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

The following table presents the net income and weighted-average common shares outstanding used to calculate earnings per share for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except share and per share data)	2006	2005	2006	2005
Basic earnings per share computation

Net income available to common shareholders	$1,442	$971	$2,755	$1,856

Weighted average shares - basic	5,248,704	5,180,909	5,241,155	5,132,746

Basic earnings per share	$0.28	$0.19	$0.53	$0.36

Diluted earnings per share computation

Net income available to common shareholders	$1,442	$971	$2,755	$1,856

Weighted average shares - basic	5,248,704	5,180,909	5,241,155	5,132,746
Shares assumed issued:
Stock options	166,089	125,321	163,337	124,719
Restricted stock	83,471	29,533	77,075	145,973

Weighted average shares - diluted	5,498,264	5,335,763	5,481,567	5,403,438

Diluted earnings per share	$0.26	$0.18	$0.50	$0.34

There were no anti-dilutive options for the three or six months ended June 30, 2006 and 2005.

9.  REGULATORY MATTERS

As of June 30, 2006, the Company met all capital adequacy requirements to which it was subject. As of that date, the Company had Tier 1 and Total Risk-Based Capital ratios of 9.65% and 10.88%, respectively, and a Leverage ratio of 8.18%. Regulatory guidelines permit the Company’s trust preferred securities to be included in the calculation of Tier 1, Total Risk-Based Capital, and Leverage ratios, subject to certain limitations.

As of June 30, 2006, WestStar met all capital adequacy requirements to which it was subject and exceeded the minimum ratios to be designated as “well-capitalized.” As of June 30, 2006, WestStar had Tier 1 and Total Risk-Based Capital ratios of 9.74% and 10.61%, respectively, and a Leverage ratio of 8.26%.

10.  RECENT ACCOUNTING PRONOUNCEMENTS

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

VAIL BANKS, INC.
Notes to Unaudited Consolidated Financial Statements

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.  FIN 48 requires that realization of an uncertain income tax position be “more likely than not” before it can be recognized in the financial statements. Further, FIN 48 prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006.  Management is currently evaluating the requirements of FIN 48 and the impact this interpretation may have on the Company’s financial statements.

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

12.   SUBSEQUENT EVENTS

On July 17, 2006, the Board of Directors declared a regular quarterly dividend of $0.07 per share payable on August 11, 2006 to shareholders of record on July 28, 2006.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q of Vail Banks, Inc. (Vail Banks or the Company) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the results discussed in these forward-looking statements as a result of the impact of economic conditions and interest rates, loan losses, risks related to the execution of the Company’s growth strategy, the possible loss of key personnel, factors that could affect the Company’s ability to compete in its trade areas, changes in regulations and government policies and other factors discussed in the Company’s filings with the Securities and Exchange Commission (SEC). Vail Banks does not intend to update any forward-looking statements whether written or oral, relating to matters discussed in this Quarterly Report on Form 10-Q.

Basis of Presentation

The following discussion and analysis provides information regarding the Company’s financial condition as of June 30, 2006 compared to December 31, 2005, and its results of operations for the three and six months ended June 30, 2006, in comparison to the three and six months ended June 30, 2005. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Proposed Merger with U.S. Bancorp

On May 31, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with U.S. Bancorp, a Delaware corporation (“USB”), and Powder Acquisition Corp., a Colorado corporation and a wholly-owned subsidiary of USB (“Merger Sub”). The Merger Agreement and the transaction contemplated thereby were approved by the Company’s board of directors and the board of directors agreed to recommend the transaction for approval by the Company’s shareholders on May 31, 2006. Pursuant to the terms of the Merger Agreement, at the effective time of the merger, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of USB. All of the Company’s common shares issued and outstanding will be immediately and automatically converted into the right to receive $17.00 per share in cash, and all outstanding options will be immediately and automatically converted into the right to receive the excess, if any, of $17.00 per option in cash over the exercise price of such option, less any tax withholding. The total transaction value is approximately $98.6 million.

In addition, the Company has agreed, among other things and subject to certain exceptions as described in the Merger Agreement, (i) to conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and consummation of this merger, (ii) not to engage in certain transactions during such period, (iii) to cause a shareholder meeting to be held to consider approval of this merger and the other transactions contemplated by the Merger Agreement, (iv) subject to certain limited exceptions to permit the board of directors to comply with their fiduciary duties, for the Company’s board of directors to recommend that the shareholders adopt the Merger Agreement and thereby approve this merger, and (v) subject to certain limited exceptions to permit the board of directors to comply with their fiduciary duties, not to solicit proposals relating to alternative business combination transactions, or to enter into discussions concerning, or to provide information in connection with, alternative business combination transactions.

Consummation of the merger, which is currently expected in the third quarter of 2006, is subject to a number of conditions, including shareholder approval, absence of any law or order prohibiting the consummation of this merger, expiration, regulatory approval, and certain other customary conditions. On June 28, 2006, the Company and USB made the required filings with the Board of Governors of the Federal Reserve System and the Colorado Division of Banking to gain approval of the merger. The Federal Reserve Board approved the merger application on August 7, 2006 and the applicable waiting period will expire on August 22, 2006. The Company has submitted the Merger Agreement and the merger described above to shareholders for their consideration at a special meeting of shareholders to be held on August 31, 2006.

Pursuant to the terms of the Merger Agreement, the Company and USB each have certain termination rights. Upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay USB a termination fee of approximately $3.95 million.

Overview

Net income was $1.4 million for the three months ended June 30, 2006, an increase of $471,000, or 49%, from $971,000 in the second quarter of 2005. Net income was $2.8 million for the six months ended June 30, 2006, an increase of $899,000, or 48%, from $1.9 million for the six months ended June 30, 2005.

Diluted earnings per share for the three months ended June 30, 2006 were $0.26 compared to $0.18 for the second quarter of 2005, an increase of 44%. Diluted earnings per share for the six months ended June 30, 2006 were $0.50 compared to $0.34 for the six months ended June 30, 2005, an increase of 47%.

The annualized return on average assets was 0.82% for the three months ended June 30, 2006 compared to 0.60% for the three months ended June 30, 2005, a 37% increase. The annualized return on average assets was 0.79% for the six months ended June 30, 2006 compared to 0.57% for the six months ended June 30, 2005, a 39% increase.

The annualized return on average equity was 8.85% for the three months ended June 30, 2006 compared to 6.39% for the three months ended June 30, 2005, a 38% increase. The annualized return on average equity was 8.57% for the six months ended June 30, 2006 compared to 6.18% for the six months ended June 30, 2005, a 39% increase.

Results of Operations - Quarter to Date

Net Interest Income. Net interest income, on a fully tax-equivalent basis (FTE), increased by $1.6 million, or 23%, to $8.7 million for the three months ended June 30, 2006 from $7.0 million for the three months ended June 30, 2005. The net interest margin on an FTE basis was 5.68% for the three months ended June 30, 2006 as compared to 5.00% for the three months ended June 30, 2005. Net interest margin is influenced by the level and relative mix of earning assets and interest bearing liabilities as well as the cost of interest bearing liabilities as compared to the yield on earning assets. The increase in net interest margin during the second quarter of 2006 as compared to the second quarter of 2005 was due to the increase in the average yield on earning assets exceeding the increase in the average cost of interest bearing liabilities, as explained in more detail in the following two paragraphs.

Average loans increased $104.7 million, a 25% increase since June 30, 2005, due to an internal focus on building the loan portfolio. The growth in average deposits, up $29.0 million, or 6%, from June 30, 2005 enabled the Company to grow the loan portfolio without increasing higher-rate debt. The 200 basis point interest rate increase implemented by the Federal Reserve from June 30, 2005 through June 30, 2006 also contributed to the increase in the net interest margin. Interest income FTE increased to $13.0 million for the three months ended June 30, 2006 from $9.6 million for the three months ended June 30, 2005. During this time, average earning assets increased $51.1 million, or 9%, from $562.0 million for the three months ended June 30, 2005 to $613.1 million for the three months ended June 30, 2006. During the second quarter of 2006, loans had an average yield of 9.26%, an increase of 122 basis points from a yield of 8.04% for the second quarter of 2005. The average yield on federal funds sold also increased during the second quarter of 2006 as compared to the second quarter of 2005, rising 191 basis points to 4.82% for the second quarter of 2006. As a result of these increases in average yields, the total yield on average earning assets increased 164 basis points to 8.48% for the second quarter of 2006, as compared to 6.84% for the second quarter of 2005.

Interest expense increased to $4.3 million, a change of $1.7 million or 66%, for the three months ended June 30, 2006, as compared to $2.6 million for the corresponding period in 2005. This increase was comprised primarily of a $1.4 million, or 87%, increase in interest expense on deposits, due to an increase in average balances and an increase in cost of funds due to rising interest rates. The Company also incurred increased expense related to its overnight sweep product (securities sold under agreements to repurchase). The average balance in this product increased 114%, or $18.4 million, since June 30, 2005. Accordingly, the interest expense associated with the overnight sweep product increased from $98,000 for the quarter ended June 30, 2005 to $370,000 for the quarter ended June 30, 2006. Average interest bearing deposits increased $26.7 million, or 7%, in 2006 over the corresponding period in 2005. As a result, the total cost of interest-bearing liabilities increased 113 basis points to 3.35% for the second quarter of 2006, as compared to 2.22% for the second quarter of 2005. This increase in cost of interest bearing liabilities, however, was not in proportion to the increase in yield on average earning assets, resulting in an overall increase in net interest income and net interest margin for the second quarter of 2006.

Non-Interest Income. During the three months ended June 30, 2006, non-interest income increased by $91,000, or 6%, to $1.6 million from $1.5 million for the three months ended June 30, 2005. This increase was primarily attributable to increases in service charges on deposits, increases in point of sale income and official check income.

Non-Interest Expense. Non-interest expense increased $850,000, or 12%, to $7.9 million for the three months ended June 30, 2006, from $7.1 million for the three months ended June 30, 2005. This increase was attributable to an increase in salaries and benefits of $471,000, or 11%, compared to second quarter 2005 due to higher salaries and greater health insurance costs. In addition, other non-interest expenses increased $531,000, due to $319,000 of professional fees related to the pending merger with U.S. Bancorp, and a $200,000 write-down on one foreclosed property. These increases were partially offset by decreases in maintenance contracts and data line charges.

The efficiency ratio was 78% for the three months ended June 30, 2006, compared to 84% for the three months ended June 30, 2005. The improvement in the efficiency ratio was due to the increase in revenue (net interest income plus non-interest income) of $1.7 million, or 21%, for the three months ended June 30, 2006, compared to the three months ended June 30, 2005, while at the same time non-interest expenses increased by a lesser degree, 12% or $850,000.

Income Taxes. The Company’s effective income tax rate (income tax expense as a percentage of pre-tax income) was 28.9% for the three months ended June 30, 2006, as compared to 31.6% for the three months ended June 30, 2005.

Results of Operations - Year to Date

Net Interest Income. Net interest income, on a FTE basis, increased by $2.8 million, or 20%, to $16.8 million for the six months ended June 30, 2006 from $14.0 million for the six months ended June 30, 2005. The net interest margin on an FTE basis was 5.58% for the six months ended June 30, 2006 as compared to 5.05% for the six months ended June 30, 2005. The increase in net interest margin during the first six months of 2006 as compared to the same period in 2005 was due to the increase in the average yield on earning assets exceeding the increase in the average cost of interest bearing liabilities, as explained in more detail in the following two paragraphs.

Average loans for the six months ended June 30, 2006 increased $100.5 million, or 25%, over the six-month average for 2005. This increase was funded by an increase in deposits and securities sold under agreements to repurchase in addition to decreases in federal funds sold, investments, and loans held for sale. Average deposits increased $31.2 million, or 6%, when comparing the first six months of 2006 with the same period in 2005. Average FHLB bank advances decreased $6.8 million, or 22%, since June 30, 2005 to a six-month average balance of $24.3 million in 2006. The 200 basis point interest rate increase implemented by the Federal Reserve from June 30, 2005 through June 30, 2006 has also contributed to the increase in the net interest margin. Interest income FTE increased to $24.9 million for the six months ended June 30, 2006 from $18.9 million for the six months ended June 30, 2005. During this time, average earning assets increased $48.9 million, or 9%, from $558.1 million for the six months ended June 30, 2005 to $607.0 million for the six months ended June 30, 2006. For the six months ended June 30, 2006, loans had an average yield of 9.05%, an increase of 119 basis points from a yield of 7.86% for the first six months of 2005. The average yield on federal funds sold also increased during the first six months of 2006 as compared to the same period of 2005, rising 161 basis points to 4.54% during 2006. As a result of these increases in average yields, the total yield on average earning assets increased 143 basis points to 8.27% for the first six months of 2006, as compared to 6.84% for the first six months of 2005.

Interest expense increased to $8.1 million, a change of $3.1 million, or 64%, for the six months ended June 30, 2006, as compared to $4.9 million for the corresponding period in 2005. This increase was comprised primarily of a $2.8 million, or 93%, increase in interest expense on deposits, due to an increase in average balances and an increase in cost of funds due to rising interest rates during the six months ended June 30, 2006, as compared to the corresponding period in 2005. The Company has also incurred increased expense related to its overnight sweep products (securities sold under agreements to repurchase). Due to an internal focus to market this product, the six-month average balance has increased 175%, or $18.0 million, since June 30, 2005. Accordingly, the interest expense associated with overnight sweep products has increased from $123,000 for the six months ended June 30, 2005 to $591,000 for the same period in 2006. Average interest bearing deposits increased $26.9 million, or 7%, in 2006 over the corresponding period in 2005. As a result, the total cost of interest-bearing liabilities increased 109 basis points to 3.22% for the first six months of 2006, as compared to 2.13% for the same period in 2005. This increase in cost of interest bearing liabilities, however, was not in proportion to the increase in yield on average earning assets, resulting in an overall increase in net interest income and net interest margin for the first six months of 2006.

Non-Interest Expense. Non-interest expense increased $1.3 million, or 10%, to $15.4 million for the six months ended June 30, 2006, from $14.0 million for the six months ended June 30, 2005. This increase was attributable to the following: (1) an increase in salaries and benefits of $854,000, or 10%, due to higher salaries and greater health insurance costs; (2) $439,000 in professional fees related to the pending merger with U.S. Bancorp; and (3) a $200,000 charge taken in the second quarter of 2006 to write-down a foreclosed property to its fair market value. These increases were partially offset by decreases in occupancy and furniture and equipment expenses.

The efficiency ratio was 78% for the six months ended June 30, 2006, compared to 84% for the six months ended June 30, 2005. The improvement in the efficiency ratio was due to the increase in revenue (net interest income plus non-interest income) of $3.0 million, or 18%, for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, while at the same time non-interest expenses increased by a lesser degree, 10% or $1.3 million.

Income Taxes. The Company’s effective income tax rate (income tax expense as a percentage of pre-tax income) was 29.2% for the six months ended June 30, 2006, as compared to 30.5% for the six months ended June 30, 2005.

Financial Condition

The Company's assets increased by $37.8 million, or 6%, to $724.1 million as of June 30, 2006, from $686.3 million as of December 31, 2005.

Federal funds sold balances decreased by $5.6 million, or 53%, to $5.0 million as of June 30, 2006 from $10.6 million at December 31, 2005. Investment securities decreased to $79.2 million as of June 30, 2006, compared to $87.4 million as of December 31, 2005, a 9% decrease. The decrease in investment securities is due to maturities and principal payments received on mortgage-backed securities in the portfolio.

The Company originates consumer mortgage loans with the intent to sell those loans to third parties. As of June 30, 2006 and December 31, 2005, the Company did not have any loans held for sale. The ending balance of loans held for sale at any particular date is dependent on the timing of the closing and ultimate funding of the loans by third parties. Thus, an increase or decrease in the ending balance is primarily a function of timing and may not be indicative of trends in mortgage loan demand.

Deposits increased by $8.9 million, or 2%, from $552.5 million as of December 31, 2005, to $561.4 million as of June 30, 2006. The largest increase was in money market deposits, with a $34.4 million, or 17% increase. This was partially offset with decreases in both certificates of deposits, savings and non-interest bearing checking. Core deposits, which exclude certificates of deposits, increased $18.0 million, or 4%, since December 31, 2005 to $480.5 million at June 30, 2006.

Asset Quality

Provision and Allowance for Loan Losses. Provision expense for the three and six months ended June 30, 2006 was $240,000 and $455,000, respectively compared to a credit of $36,000 for the three months ended June 30, 2005 and an expense of $29,000 for the six months ended June 30, 2005. The increase in the provision expense from 2005 to 2006 was primarily due to the Company’s loan growth. The allowance for loan losses of $4.9 million as of June 30, 2006 was up from $4.5 million as of December 31, 2005. The allowance for loan losses represented 0.92% of total loans as of both June 30, 2006, and December 31, 2005. Since December 31, 2005, average loans have increased $58.0 million, or 13%.
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

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses Analysis (dollars in thousands)	Six months ended June 30,
	2006	2005

Average total loans	$507,441	$406,943

Total loans at end of period	$535,613	$420,715

Allowance at beginning of period	$4,473	$3,895
Loans charged off	(4)	(25)
Recoveries on loans previously charged off	5	104
Provision for loan losses	455	29
Allowance at end of period	$4,929	$4,003

Annualized net (charge-offs) recoveries to average loans	0.00%	0.04%
Allowance to total loans at end of period	0.92%	0.95%

Non-Performing Assets. The following table presents information regarding non-performing assets as of the dates indicated.

Non-Performing Assets (dollars in thousands)	June 30,
	2006	2005

Nonaccrual loans	$2,532	$—
Restructured loans	—	—
Total non-performing loans	2,532	—
Foreclosed properties	795	589
Total non-performing assets	3,327	589
Loans 90 days or more past due and accruing	27	181
Total risk assets	$3,354	$770

Non-performing loans to total loans	0.47%	0.00%

Non-performing assets to loan related assets	0.62%	0.14%

Non-performing assets to total assets	0.46%	0.09%

Risk assets to loan related assets	0.63%	0.18%

The increase in non-accrual loans is primarily due to one relationship that is currently in the process of collection. Foreclosed properties are recorded at fair value less estimated costs to sell. Anticipated losses are recorded at the time of transfer from loans. Loans past due 90 days or more and still accruing interest decreased to $27,000 at June 30, 2006 compared to $83,000 at December 31, 2005 and $181,000 at June 30, 2005. Management is not aware of any significant adverse trends relating to its loan portfolio.

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

The following financial instruments represent off-balance-sheet risk:

(dollars in thousands)	June 30, 2006	December 31, 2005
Financial instruments whose contractual
amounts represent credit risk
Commitments to extend credit	$110,884	$124,111
Letters of credit	23,414	20,363
Total commercial commitments	$134,298	$144,474

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

As of June 30, 2006, the Company had cash and cash equivalents (including federal funds sold) of $26.8 million and investment securities of $79.2 million. Approximately $79.1 million of the Company’s investment portfolio is classified as available-for-sale. Of this amount, $27.1 million has been pledged to secure uninsured public fund deposits and $46.4 million has been pledged as securities sold under agreements to repurchase. Accordingly, these pledged amounts may not be available to meet general liquidity needs. Based on current plans and business conditions, the Company expects that its cash, cash equivalents, investment securities and available borrowing capacity under its credit facilities, together with any amounts generated from operations, will be sufficient to meet the Company’s liquidity requirements for the next 12 months. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

Borrowings

As a member of the FHLB and, as a regular part of its business, WestStar obtains both short and long-term advances from the FHLB. Advances are collateralized primarily by FHLB stock owned by WestStar and loans secured by certain mortgages or deeds of trust. As of June 30, 2006, the Company’s total borrowing capacity was $180.8 million of which $23.8 million of borrowings were outstanding. Additionally, the Company had $31.0 million in stand-by irrevocable letters of credit issued by the FHLB and pledged as collateral for uninsured public fund deposits at June 30, 2006.

WestStar has established an unsecured, overnight federal funds line with Bankers’ Bank of the West that expires on August 31, 2006. As of June 30, 2006, the authorized borrowing line totaled $40.1 million, with no amounts outstanding.

WestStar has also established an unsecured, overnight federal funds line with First Tennessee Bank, N.A. that expires on September 30, 2006. As of June 30, 2006, the authorized borrowing line totaled $20.0 million, with no amounts outstanding. This line is subject to cancellation by First Tennessee at any time upon the occurrence of certain conditions.

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

On July 17, 2006, the Board declared a regular quarterly dividend of $0.07 per share payable on August 11, 2006 to Vail Banks’ shareholders of record on July 28, 2006.

Shares Repurchase Plan

At its meeting on January 16, 2006, the Company’s Board of Directors reauthorized the Company’s common shares repurchase program that was originally approved in February 2001. Since inception of the program through June 30, 2006, the Company has repurchased 1,535,380 common shares at an average price of $12.10 per share, for a total of approximately $19.0 million. The total amount of repurchases under the program, both previously completed and allowable up to January 2007, equals in the aggregate approximately $29.0 million. The total amount of repurchases available under the program is approximately $10.0 million. During the first six months of 2006, the Company did not repurchase any of its common shares.

Capital Resources

As of June 30, 2006, shareholders’ equity had increased $2.0 million, or 3%, to $65.7 million from $63.7 million as of December 31, 2005. This increase is primarily related to the retention of earnings of $2.8 million and an increase of $379,000 in additional paid in capital for the vesting of restricted share awards; offset by an increase in accumulated other comprehensive loss of $383,000 due to the unrealized loss on available-for-sale securities, and the payment of dividends of $785,000.

As of June 30, 2006 and 2005, the Company met all capital adequacy requirements to which it was subject. As of June 30, 2006, the Company had Tier 1 and Total Risk-Based Capital ratios of 9.65% and 10.88%, respectively, and a Leverage ratio of 8.18%. As of June 30, 2005, the Company had Tier 1 and Total Risk-Based Capital ratios of 10.47% and 12.04%, respectively, and a Leverage ratio of 7.98%.

As of June 30, 2006 and 2005, WestStar met all capital adequacy requirements to which it was subject and exceeded the minimum ratios to be designated as “well-capitalized.” As of June 30, 2006, WestStar had Tier 1 and Total Risk-Based Capital ratios of 9.74% and 10.61%, respectively, and a Leverage ratio of 8.26%. As of June 30, 2005, WestStar had Tier 1 and Total Risk-Based Capital ratios of 10.68% and 11.54%, respectively, and a Leverage ratio of 8.09%.

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

The Company’s Asset/Liability Committee manages interest rate risk. The principal objective of asset/liability management is to manage the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. To effectively measure and manage interest rate risk, the Company uses computer simulations that determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, investment securities, loans, deposits, and borrowings. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these computer simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. As of June 30, 2006, the Company has never used interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposures.

Management continually monitors the Company’s exposure to fluctuations in market rates. One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model. Such estimates are based upon a number of assumptions for each scenario, including the level of loan growth and deposit and loan repricing characteristics. The simulation model measures the potential change in net interest income for future periods under various interest rate scenarios. Based on these simulation models, if interest rates increased 200 basis points over the twelve month period ended June 30, 2007 and then remained constant thereafter, net interest income would increase an estimated $1.7 million for the year ended June 30, 2007 and an estimated $4.6 million for the twelve months ended June 30, 2008. On the contrary, if interest rates decreased 200 basis points over the twelve month period ended June 30, 2007 and then remained constant thereafter, net interest income would decrease an estimated $1.7 million for the twelve months end June 30, 2007 and $4.7 million for the year ended June 30, 2008.

The increase in short-term rates by the Federal Reserve during 2005, and thus far in 2006, effectively repriced a significant portion of the Company’s loan portfolio. The Company was able to capitalize on the increased yield on loans, which was greater than the increased cost of interest-bearing liabilities, thereby increasing the net interest margin.

Item 4.   CONTROLS AND PROCEDURES

Company management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the Company’s disclosure controls and procedures (as defined in rules of the SEC) as of June 30, 2006. Based on, and as of the date of, that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted under the Securities and Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal controls or in other factors that have materially affected, or could significantly affect, these controls subsequent to the date of their evaluation.

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

Item 1A.  RISK FACTORS.

The discussion of our results of operations and financial condition should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the 2005 10-K), which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. In addition to the risks identified in our 2005 10-K, we are also subject to the following additional risks:

Risks Related to the Proposed Merger with U.S. Bancorp

On May 31, 2006, we entered into a definitive Merger Agreement pursuant to which we have agreed, subject to the approval of our shareholders and applicable regulatory agencies, to merge with a wholly-owned subsidiary of USB. Upon consummation of the merger, the Company will become a wholly-owned subsidiary of USB. A definitive proxy statement in connection with this special meeting of shareholders was filed with the SEC on August 7, 2006 and may be obtained by visiting the SEC’s website at www.sec.gov. The proxy statement contains important information about the Company and USB, the proposed merger and other related matters. The discussions below contain only limited information about the merger. As a result, you are encouraged to read the proxy statement in its entirety for additional information about the proposed merger.

In connection with the proposed merger, we are subject to certain risks including, but not limited to, those set forth below.

If we are unable to consummate the proposed merger, our business, financial condition, operating results and share price could suffer.

The completion of the proposed merger is subject to the satisfaction of numerous closing conditions, including the approval of the merger by the Company’s shareholders and applicable regulatory agencies. In addition, the occurrence of certain material events, changes or other circumstances could give rise to the termination of the Merger Agreement. As a result, no assurances can be given that the merger will be consummated. If our shareholders choose not to approve the proposed merger, we otherwise fail to satisfy, or obtain a waiver of the satisfaction of, the closing conditions to the transaction and the merger is not consummated, a material event, change or circumstance has occurred that results in the termination of the Merger Agreement, or any legal proceeding results in enjoining the merger, we could be subject to various adverse consequences, including, but not limited to, the following:

•	we would remain liable for significant costs relating to the proposed merger, including, among others, legal, accounting, financial advisory and financial printing expenses;

•	we may face various disruptions to the operation of our business as a result of the substantial time and effort invested by our management in connection with the merger;

•	our decision to enter into the proposed merger may cause substantial harm to relationships with our employees and/or may divert employee attention away from day-to-day operations of our business;

•	an announcement that we have abandoned the proposed merger could trigger a decline in our share price to the extent that our share price reflects a market assumption that we will complete the merger;

•	the possibility that we could be required to pay a termination fee of approximately $3.95 million if the Merger Agreement is terminated under certain circumstances; and

•	we may forego alternative business opportunities or fail to respond effectively to competitive pressures.

Certain restrictive pre-closing covenants in the Merger Agreement may negatively affect our business, financial condition, operating results and cash flows.

Pending completion of the proposed merger, we have agreed to conduct our business in the ordinary course and consistent with our past practices and with prudent banking practices, with specific limitations on the lending activities and other operations of Vail Banks. A list of certain items that we are prohibited from doing without USB written consent is set forth in our definitive proxy statement and the Merger Agreement. These restrictions could alter the manner in which we have customarily conducted our business and, therefore, significantly disrupt the operation of our business, and could have a material adverse effect on our business, financial condition, cash flows and operating results.

Pending consummation of the proposed merger, existing or prospective customers, vendors and other parties may delay or defer decisions concerning their business transactions or relationships with us, which may harm our results of operations going forward if the merger is not consummated.

Because the merger is subject to several closing conditions, including the approval of the merger by our shareholders, uncertainty exists regarding the completion of the merger. This uncertainty may cause existing or prospective customers, vendors and other parties to delay or defer decisions concerning their business transactions or relationships with us, which could negatively affect our business and results of operations.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 15, 2006, the Company held its annual meeting of shareholders. At that meeting, the security holders voted on the following items:

1.     Election of directors—Directors were elected with the following results:

Name	Term	Votes Cast For Election	Votes Cast Against Election	Votes Withheld	Abstentions	Broker Non-Votes
Dennis R. Devor	3 years	4,819,052	0	19,616	0	0
Lisa M. Dillon	3 years	4,819,052	0	19,616	0	0
George N. Gillett, Jr.	3 years	4,819,052	0	19,616	0	0
Jack G. Haselbush	3 years	4,810,435	0	28,233	0	0
Kent Myers	3 years	4,819,052	0	19,616	0	0

2.
Security holders voted to ratify the selection of Perry-Smith LLP as Vail Banks’ independent public accountants for the fiscal year 2006. The results of the vote were as follows: votes cast for the proposal were 4,825,170; votes cast against the proposal were 11,698; votes withheld were 0; abstentions were 1,800; and broker non-votes were 0.

Item 5.   OTHER INFORMATION.

None.

Item 6.   EXHIBITS.

Exhibit No.                      Description

2.1
Agreement and Plan of Merger, dated as of May 31, 2006, by and among U.S. Bancorp, Powder Acquisition Corp., and Vail Banks, Inc. (incorporated by reference from Exhibit 2.1 on the Registrant’s Current Report on Form 8-K filed on June 1, 2006)

10.1	Agreement, dated May 31, 2006, by and between Vail Banks, Inc. and E. B. Chester (incorporated by reference from Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on June 1, 2006)

31.1	Certification by Gary S. Judd, Chief Executive Officer and President of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Brady T. Burt, Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Gary S. Judd, Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Brady T. Burt, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

VAIL BANKS, INC.

Date: August 11, 2006	By:	/s/ Gary S. Judd
Gary S. Judd Chief Executive Officer and President (Principal Executive Officer)

Date: August 11, 2006	By:	/s/ Brady T. Burt
Brady T. Burt Chief Financial Officer (Principal Financial Officer)

VAIL BANKS, INC.
Exhibit Index

                Exhibit No.                       Description

2.1
Agreement and Plan of Merger, dated as of May 31, 2006, by and among U.S. Bancorp, Powder Acquisition Corp., and Vail Banks, Inc. (incorporated by reference from Exhibit 2.1 on the Registrant’s Current Report on Form 8-K filed on June 1, 2006)

10.1	Agreement, dated May 31, 2006, by and between Vail Banks, Inc. and E. B. Chester (incorporated by reference from Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on June 1, 2006)

31.1	Certification by Gary S. Judd, Chief Executive Officer and President of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Brady T. Burt, Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Gary S. Judd, Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Brady T. Burt, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002